Form 10QSB
period 1999-09-30
FINANCIAL INTRANET INC/NY
filed 1999-11-15
CIK 1077800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

/ /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                        Commission file number 333-72975
                                               ---------

                            Financial Intranet, Inc.
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      88-0357272
              ------                                      ----------
  (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)


116 Radio Circle, Mt. Kisco, New York 10549
-------------------------------------------
(Address of principal executive offices)


Issuer's telephone number, including area code: (914) 242-4848
                                                --------------

410 Saw Mill River Road, Ardsley, New York 10502
------------------------------------------------
(Former address, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 23,624,292

Transitional Small Business Disclosure Format (Check one): Yes / / No /x/

                            FINANCIAL INTRANET, INC.
                          (A Development Stage Company)

                                   Form 10-QSB

                                      Index


Part I - FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements

      Condensed Balance Sheets at September 30, 1999 and December 31,
        1998                                                               P. 3

      Condensed Statements of Operations - For the three and nine months ended September 30, 1998 and September 30, 1999
        and for the period December 17, 1996 (Inception) to
        September 30, 1999                                                 P. 4

      Condensed Statements of Cash Flows - For the three and nine months ended September 30, 1998 and September 30, 1999
        (unaudited) and for the period December 17, 1996 (Inception)
        to September 30, 1999                                              P. 5

      Notes to Condensed Financial Statements                              P. 6

   Item 2. Management's Discussion and Analysis or Plan of Operation       P. 7

Part II - OTHER INFORMATION                                                P. 11

Signatures                                                                 P. 12

                         PART I - FINANCIAL INFORMATION

                         Item 1. - Financial Statements

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                           CONDENSED BALANCE SHEETS


                                                                September 30,  December 31,
                                     ASSETS                        1999           1998
                                                                -----------    -----------
                                                                       (unaudited)
Current assets:
      Cash and cash equivalents                                 $   152,264    $   149,225
      Accounts receivable                                            38,962         44,070
      Due from officers                                                  --          5,074
      Prepaid expenses                                               29,333          4,378
                                                                --------------------------
Total current assets                                                220,559        202,747

Property and equipment, net                                         765,163        961,195
Deferred offering costs                                             179,203         79,991
Deferred debt issuance costs                                         93,124         55,000
Capitalized software development costs, net                          44,399         88,058
Other assets                                                         37,231         26,157
                                                                --------------------------

Total assets                                                    $ 1,339,679    $ 1,413,148
                                                                ==========================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued liabilities                  $   441,215    $   771,567
      Note payable (Deficit)                                        120,000             --
      Due to officers                                                48,593         98,618
                                                                --------------------------
Total current liabilities                                           609,808        870,185

Note payable                                                      1,000,000        500,000
                                                                --------------------------

Total liabilities                                                 1,609,808      1,370,185
                                                                --------------------------

Commitments and contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 50,000,000 shares authorized,
      20,561,048 and 23,624,292 shares issued and outstanding
      December 31, 1998 and September 30, 1999, respectively         23,624         20,561
Additional paid-in capital                                        5,762,643      4,079,186
Accumulated deficit during the development stage                 (5,541,950)    (2,993,906)
Less: Deferred compensation cost                                   (514,446)    (1,062,878)
                                                                --------------------------

Total stockholders' equity (deficit)                               (270,129)        42,963
                                                                --------------------------

Total liabilities and stockholders' equity                      $ 1,339,679    $ 1,413,148
                                                                ==========================


See Notes to Condensed Financial Statements.

                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                      CONDENSED STATEMENTS OF OPERATIONS


                                                                                                                   Period from
                                                    Three Months Ended                  Nine Months Ended        December 17, 1996
                                                       September 30,                      September 30,           (Inception) to
                                                  1999               1998              1999            1998      September 30, 1999
                                                  ----               ----              ----            ----      ------------------
                                                            (Unaudited)                    (Unaudited)
Revenue                                         $     24,600       $     15,872  $     36,878     $     70,232    $    126,047
                                                -------------------------------  -----------------------------    ------------
Operating costs and expenses:
         Cost of revenue                              37,518             21,502        72,488           68,554         235,521
         Sales and marketing expenses                 17,434             14,193       108,727           41,540         214,767
         General and administrative expenses         153,126            119,940       645,676          563,977       2,392,159
         Depreciation and amortization                69,331             29,102       204,798           34,792         334,211
         Stock compensation expense                   42,941                 --       310,313           27,408       1,221,393
                                               --------------------------------  -----------------------------    ------------------
         Total operating costs and expenses          320,350            184,737     1,342,002          736,271       4,398,051
                                               --------------------------------  -----------------------------    ------------------

Loss from operations                                (295,750)          (168,865)   (1,305,124)        (666,039)     (4,272,004)

Other income (expense):
          Interest income                                940              1,979         3,306            3,733           9,921
          Interest expense                            (9,960)            (1,806)   (1,246,226)          (4,023)     (1,255,129)
                                               --------------------------------  -----------------------------    ------------------

          Total other (expense)                       (9,020)               173    (1,242,920)            (290)     (1,245,208)
                                               --------------------------------  -----------------------------    ------------------

Net loss                                        ($   304,770)      ($   168,692) ($ 2,548,044)    ($   666,329)   ($ 5,517,212)
                                               ================================  =============================    ==================

Basic and diluted net loss per share            ($      0.01)      ($      0.01) ($      0.11)    ($      0.04)
                                                ===============================  =============================

Number of shares used in calculating basic
         and diluted net loss per share           23,069,900         17,415,372    23,069,900       17,415,372
                                                ===============================  =============================


See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                                    Period from
                                                                Three Months Ended         Nine Months Ended      December 17, 1996
                                                                   September 30,            September 30,           (Inception) to
                                                                 1999        1998        1999           1998      September 30, 1999
                                                                 ----        ----        ----           ----      ------------------
                                                                    (unaudited)                   (unaudited)
Cash flows from operating activities:
 Net loss                                                    $  (304,770) $  (168,692)  $(2,548,044)   $  (666,329)   $(5,517,212)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                              69,331       29,102       204,798         34,792        334,211
       Reserve for bad debts                                          --           --            --             --         41,200
       Consulting services paid by issuance of common stock           --       10,000        10,000         90,626        269,676
       Compensation expense resulting from stock
         options granted                                          42,941           --       310,313         27,408      1,221,393
       Interest expense upon conversion of promissory notes           --           --     1,209,000             --      1,209,000

       Changes in operating assets and liabilities:
           Accounts receivable                                   (24,600)      (7,395)        5,108        (34,464)       (38,962)
           Prepaid expenses                                        6,853       (8,988)      (24,955)        (6,771)       (29,333)
           Deferred offering costs                               (19,150)          --       (99,212)            --       (155,203)
           Other assets                                               --      (12,890)      (11,074)        (7,890)       (37,231)
           Accounts payable and accrued expenses                (246,422)    (576,149)     (138,918)        (6,369)       630,618
                                                             ------------------------   --------------------------    -----------
       Net cash used in operating activities                    (475,817)    (735,012)   (1,082,984)      (568,997)    (2,071,843)
                                                             ------------------------   --------------------------    -----------

 Cash flows from investing activities:
       Notes receivable advances                                      --           --            --             --        (41,200)
       Loans advanced from officer                                    --       16,198         5,074         11,756             --
       Purchase of property and equipment                         (1,692)     483,122       (28,301)      (342,045)    (1,097,141)
       Capitalized software development costs                     (3,510)     (14,910)       (3,510)       (31,910)      (113,336)
                                                             ------------------------   --------------------------    -----------
       Net cash used in investing activities                      (5,202)     484,410       (26,737)      (362,199)    (1,251,677)
                                                             ------------------------   --------------------------    -----------

 Cash flows from financing activities:
       Repayments of loan payable                                     --      (47,250)           --        (47,250)            --
       Proceeds from issuance of promissory notes                620,000           --     1,220,000      1,000,000      2,720,000
       Payment of financing fees                                 (50,000)          --      (114,000)       (93,000)      (340,523)
       Proceeds from issuance of common stock                         --           --            --         37,500        917,750
       Collection of stock subscriptions receivable                   --           --            --         70,000         70,000
       Proceeds from issuance of warrants                             --           --            --             --          1,046
       Advances from officers                                     10,760       37,600         6,760             --        105,378
       Cash acquired at inception                                                                --             --            102
                                                             ------------------------   --------------------------    -----------
       Net cash financing activities                             580,760       (9,650)    1,112,760        967,250      3,473,753
                                                             ------------------------   --------------------------    -----------

 Net increase in cash and cash equivalents                        99,741     (260,252)        3,039         36,054        150,233
 Cash and cash equivalents--beginning                             52,523      298,235       149,225          1,929          2,031
                                                             ------------------------   --------------------------    -----------
 Cash and cash equivalents--ending                           $   152,264  $    37,983   $   152,264    $    37,983    $   152,264
                                                             ========================   ==========================    ===========

 Supplemental disclosure of cash flow information:
       Cash paid during the year for interest                $     1,320  $     4,167   $     1,320    $        --    $     8,112
                                                             ========================   ==========================    ===========

See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1--Basis of Interim Financial Statement Presentation


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Financial Intranet, Inc. (the "Company"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompany condensed financial statements should be read in conjunction with the Company's Annual Report included in the Registration Statement of Form SB-2 initially filed with the Securities and Exchange Commission on February 26, 1999 and declared effective on October 8, 1999.

Note 2--Subsequent Events

On October 6, 1999, a holder of a $500,000 convertible note elected to convert $50,000 of such note into shares of Common Stock of the Company.

On October 8, 1999, the Registration Statement filed by the Company with the
      SEC was declared effective and a maximum offering of Company shares, consisting of 10,909,091 shares of Common Stock at a price per share of $0.275 commenced. Pursuant to this offering, to date 2,545,454 shares have been sold for an aggregate amount of $700,000.

                         PART I - FINANCIAL INFORMATION


Item 2. - Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Revenue

The Company's principal source of revenue was from the resale of telephone and data communications. Revenue for the nine months ended September 30, 1999 was $36,878, as compared with $70,232 in the same period of the prior year, a decline of 53%. The lower revenue was principally attributable to changing the carriers who supply us with the telecommunication services we resell. The change in carriers, and associated third party billing providers, from MCI/Worldcom to Frontier caused delays in converting existing customers and in growing the customer base, thereby severely impacting reported revenues. As a change in carriers and billing providers is considered by the Company to be a material, non-recurring event, it is not anticipated that such an event will likely reoccur or, if so, will not have the adverse impact on the financial statements as presently reflected.

Cost of revenue

The Company's cost of revenue consists primarily of telephone communications lines and internet access costs required to support and deliver our communications services. Cost of revenues for the nine months ended September 30, 1999 was $72,488 compared with $68,554 in the prior year, an increase of 6%. We expect cost of revenues to increase in direct relationship to the future revenues anticipated from increases in usage volume.

Sales and marketing expenses

Sales and marketing expenses consist primarily of promotional, advertising and public relations costs in addition to costs to enhance and promote our web site. Sales and marketing expenses increased 162% from $41,540 in 1998 to $108,727 in 1999. Web advertising and hosting costs, partially offset by lower commissions paid to our sales force, primarily accounted for the increase. We expect sales and marketing expenses to increase due to the anticipated expansion of the sales force as well as the increased advertising and promotional activities.

General and administrative expenses

General and administrative expenses increased 14% from $563,927 in 1998 to $645,676 in 1999. Management expects general and administrative expenses to increase in future periods to support the growth of the business.

Other financing-related expenses

Other financing-related expenses charged to operations consist of non-cash costs of the issuance of common stock, warrants, stock options and debentures. These expenses increased over tenfold from $27,408 in 1998 to $310,313 in 1999, primarily as a result of several private placements of debentures.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment and amortization of software development costs and debt issuance costs. Software development costs of $47,169 and $5,690 were amortized in the first nine months of 1999 and 1998, respectively. Depreciation expense was $143,253 and $29,102 for the nine months ended September 30, 1999 and 1998, respectively.

Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest and other income decreased 13% to $3,306 for the nine months ended September 30, 1999 from $3,733 for the nine months ended September 30, 1998. Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense increased from $4,023 for the nine months ended September 30, 1998 to $1,246,226 for the nine months ended September 30, 1999. The increase is primarily attributable to the favorable conversion terms of convertible notes issued in February 1999.

Liquidity and capital resources

Cash and cash equivalents were $152,264 and $149,225 at September 30, 1999 and December 31, 1998, respectively.

The Company had negative working capital of $339,249 at September 30, 1999. Net cash used in operating activities was $1,082,984 for the nine months ended September 30, 1999. Cash used in operating activities was primarily attributable to a net loss of $2,498,044. This was partially offset by non-cash items such as interest expense of $1,209,000 due to favorable conversion terms, depreciation and amortization of $204,798 and stock compensation costs of $310,313. Net cash used in operating activities for the nine months ended September 30, 1998 was $568,997, which was principally due to the net loss of $666,329.

Net cash used for investing activities of $26,737 for the nine months ended September 30, 1999 was primarily attributable to capital expenditures. Net cash used in investing activities of $362,199 for the nine months ended September 30, 1998 was principally due to capital equipment acquired.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $1,112,760 and consisted of proceeds from the issuance of convertible promissory notes, less related financing costs and repayments to an officer. Net cash provided by financing activities for the nine months ended September 30, 1998 was $967,250, and consisted primarily of proceeds from the issuance of common stock, less related financing fees and repayments to an officer.

The Company has satisfied its cash flow to date primarily through private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

On February 8, 1999, the Company issued a 7% convertible promissory note in the principal amount of $600,000. The principal amount of $240,000 was converted to common stock on March 10, 1999 and the balance of $360,000 was converted to common stock on May 14, 1999. The Company also issued warrants to purchase 1,500,000 shares of common stock for $0.40 per share. We anticipate using the proceeds from the additional promissory note for working capital.

On July 18, 1999, we issued an 8% convertible promissory note in the principal amount of $500,000 to one accredited investor with a maturity date of October 18, 1999. In conjunction with the issuance of the note, the Company issued warrants to purchase 200,000 shares of common stock for $0.50 per share, which warrants are exercisable only if we repay the note in cash. We have used the proceeds of the promissory note for general working capital and repayment of past due accounts payable. We expect that our obligation under this convertible promissory note will be satisfied by conversion into common stock. On October 6, 1999, the holder of such note did, in effect, elect to convert $50,000 of that note into common stock of the Company.

On September 27, 1999, we issued an 8% promissory note in the principal amount of $120,000 with a maturity date of December 26, 1999. We used the proceeds of the note for general working capital and repayment of past due accounts payable. On October 8, 1999, the Company's SB-2

Registration Statement was declared effective by the SEC and the Company commenced offering 10,909,091 shares of Common Stock at the price per share of $0.275. Pursuant to this offering, to date 2,545,454 shares have been sold for an aggregate amount of $700,000. The September 27, 1999 note was repaid from the proceeds of this offering

We believe that the $700,000 proceeds received to date from the offering under the SB-2, cash on hand and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the fourth quarter. We do not expect to generate positive cash flow from operations until at least the second half of the year 2000, and unless we generate significant revenue or obtain financing in the near future, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. As such, a primary focus of management's attention over the short-term period will be to address these cash flow concerns.

From time to time, officers have loaned the Company funds as needed to provide working capital. The Company issued three outstanding notes in favor of Ben B. Stein, a shareholder, consultant and former officer and director. The original principal amount of the notes was $60,889. Mr. Stein agreed on March 3, 1999 to apply the outstanding principal amount of the notes and all accrued interest to the exercise of options in lieu of a cash payment by the Company. In September 1999, we issued a promissory note to Mr. Stein in the principal amount of $10,000 (plus accrued interest) due on demand. We have an outstanding note payable in favor of Michael Sheppard for $36,115 (plus accrued interest) due on demand. The promissory notes bear interest at 8% a year.

Year 2000 compliance

The year 2000 compliance issue is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the year 2000 problem may cause information technology systems (e.g. computer databases) and non- information systems (e.g. elevators) to produce incorrect data or cease operating completely.

We have received confirmation from Siemens, which installed and manages our hardware and software systems, that they are year 2000 compliant. The Company uses recent releases of software applications and operational programs that are certified by the manufacturers to be year 2000 compliant. We have not incurred material costs to become year 2000 compliant. We have contingency plans to deal with unanticipated year 2000 problems, including backing up our database and financial and accounting records.

Our telecommunications providers have advised us, as have the providers of information services on our website and other significant vendors, that they are year 2000 compliant and that they have contingency plans in place. At this time, we fully expect to be year 2000 compliant and believe that our providers and significant vendors have taken, or are taking, the steps necessary to be in compliance by the year 2000. We believe we can quickly switch to other vendors from any that are not year 2000 compliant and that we will not incur prolonged disruption to our business. We believe that we could locate new vendors on the same terms as our current vendors if our current vendors are not Year 2000 compliant. Nevertheless, uncertainties remain about the affect on us of third parties who are not year 2000 compliant. The business of the Company could be adversely affected should we or other entities with whom we do business be unsuccessful in completing critical modifications in a timely manner.

Forward-looking statements in this report may prove to be materially inaccurate. In addition to historical information, this report contains forward-looking information that involves risks and uncertainties. The words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "intend" and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those included within the forward-looking statements as a result of factors, including the risks described above and factors described elsewhere in this report.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            Not applicable.

Item 2.     Changes in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            Not applicable.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Financial Intranet, Inc.
                                            ---------------------------------
                                                       (Registrant)




Date       November 12, 1999                    /s/ Michael Sheppard
     ------------------------------         ---------------------------------
                                                Michael Sheppard
                                                President




Date       November 12, 1999                    /s/ Corey Rinker
     ------------------------------         ---------------------------------
                                                Corey Rinker
                                                Vice President