Form 10KSB
period 1999-12-31
FINANCIAL INTRANET INC/NY
filed 2000-04-14
CIK 1077800

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Fiscal Year Ended December 31, 1999

                                       or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                             Commission file number

                            Financial Intranet, Inc.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                        88-0357272
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

                      116 Radio Circle, Mt. Kisco, NY 10549
                      -------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (914) 242-4848
                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----
                                (Title or Class)

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title or Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [x] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The issuer has 43,981,244 Shares of Common Stock outstanding as of March 31, 2000.

                  The issuer's revenues for the fiscal year ended December 31, 1999 were $73,672.

         The aggregate market value of the outstanding common stock held by non-affiliates of the issuer on December 31, 1999 (computed by reference to the last reported sales price of the issuer's common stock on the OTC Bulletin Board) was $8,219,066.

                                     PART I

         Financial Intranet, Inc. cautions readers that certain important factors may affect its actual results and could cause those results to differ significantly from any forward-looking statements made in this Form 10-KSB or otherwise made by or on behalf of Financial Intranet, Inc. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact should be considered to be forward-looking statements. Words such as may, expect, believe, anticipate, intend, could, estimate, or continue or the negatives of those words, or other comparable terminology, are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-KSB, including in Item 1 and Item 6, and include statements as to the intent, belief or expectations of Financial Intranet, Inc. and its management as of the date of this report. Actual results and the occurrence or timing of certain events could differ materially from those projected in any of such forward-looking statements due to a number of factors, including those set forth under "Factors Affecting Our Operating Results, Business Prospects and Stock Price" and elsewhere in this Form 10-KSB.

Item 1.  Business

Overview

         Financial Intranet, Inc. is a development stage New York based media and communications company that delivers telephony, streaming video, hosting and delivery services to the business and investment communities. Our initial objectives are to obtain a share of the telephony resale market by offering value-added services to multi-location businesses and the financial community and providing them, and mutual funds and other investment managers, with a cost-efficient method for distributing information about their products and services.

         To accomplish these goals, Financial Intranet and its technology partners have developed a secure intranet capable of delivering high quality narrow-band video-on-demand through a distributed delivery technology. Businesses, broker/dealers and financial advisors who are subscribers of Financial Intranet can now use the same communications lines for the transmission of voice, video and text data and receive immediate access to information about products, such as mutual funds, and services. Our customers can use our intranet to provide product information to corporate contacts such as broker/dealers using interactive video teleconferencing, video-on-demand, digitally stored text and graphics. Mutual funds and investment managers can use our intranet to distribute their documentation to broker/dealers and financial advisors. We believe that subscribers can distribute their documentation via our intranet at lower cost than printing and physically distributing the same materials. Financial Intranet intends to offer its network to deliver continuing education courses on series and ethics material to broker/dealers on an ongoing basis.

         Our initial focus is to attract the financial community, and to that end, we maintain a web site at www.fntn.com for that purpose. The site, currently undergoing a significant redesign, also offers financial information to individuals. These individuals provide historical information about their investment practices that we collect and analyze. If the individuals consent, we provide this information to broker/dealers who specialize in the sectors in which the individual expressed an interest. These broker/dealers are subscribers to our communications services. We will use the generation of leads as a marketing tool to sell communication services to broker/dealers. Revenues will be generated both by the resale of telecommunications services bundled with value-added services to subscribing broker/dealers and from fees from mutual funds for the use of Financial Intranet's network and access to its subscribers. We also intend as we expand to international markets, to generate revenue from advertising as we increase the number of users of our web site both domestically and internationally.

Company History

         Financial Intranet was incorporated in 1993 as Alexis and Co. in the State of Nevada. We changed our name to Wee Wees Inc. and subsequently, on December 17, 1996 to Financial Intranet, Inc. after the purchase of a controlling interest by Barry Stein. Prior to that date, Financial Intranet had not conducted any business.

         We received our reseller certificate from the Federal Communication Commission in 1997 to provide international telecommunications services originating in the United States. Upon the effective date of a tariff in 1997, we also became authorized to provide domestic interstate telecommunications services in accordance with its tariffs. Financial Intranet is also authorized to offer intrastate telephone services in New York, Texas, California, Florida, New Jersey, Connecticut and Colorado. We offer interstate and intrastate long distance service at this time. In June 1997, Financial Intranet entered into an agreement with MCI/WorldCom to resell communications services to end-users. Financial Intranet entered into our first contracts with Siemens in July 1997 to provide hardware and assist in developing technology for its intranet. In October 1997, Financial Intranet began providing communications services to broker/dealers. In April 1999, we signed an agreement with Global Crossing (formerly Frontier Communications) to resell communication services to end-users. Financial Intranet derived its 1999 revenues from the resale of communications services to approximately 20 broker/dealers.

         We launched our web site in July 1998, and began delivering video-on-demand on it in 1998. We began using data mining software to take the information gathered on the web site and generate live customer leads for broker/dealers in 1998. We added chat rooms and messages boards in January 1999, and are currently in the process of completely redesigning it.

         In the first quarter of 2000, we significantly expanded the scope and reach of our business by purchasing a web site and e-mail magazine, both based in the People's Republic of China, with an approximate 800,000 users.

Markets

Financial Intranet targets four groups in the investment industry: mutual funds, other providers of investment products, broker/dealers and financial advisors, and individual investors.

1.  Mutual funds.

         Mutual funds need to deliver product information and increase their exposure to potential investors. Approximately 13,000 mutual funds were being offered to investors according to a Reuters article entitled "More Mutual Funds Turning to Outside Management" dated April 23, 1999. If a broker/dealer is to market a fund's products, that fund must provide it with sales information, including a current prospectus. The broker/dealer and its registered representatives must review the prospectus and the fund's rate of return history and sign a selling agreement with the fund before they can solicit or offer the product to the public. Moreover, funds may desire to provide this information in a compelling manner to attract the interest of broker/dealers and their registered representatives and distinguish the fund from its competitors.

         Historically, mutual funds provide information to broker/dealers and their registered representatives by mass mailings of printed material, such as prospectuses, sales aids and charts. Funds also utilize wholesalers to introduce the mutual funds to broker/dealers. Fund managers have advised us in interviews that reaching a large group of broker/dealers and their registered representatives and distributing documentation is expensive and can be a particular burden for smaller funds without large marketing budgets. Fund managers said they needed a more effective and economic way to inform a wider range of broker/dealers to increase the percentage of closed sales to prospective investors.

         We offer an alternative to using mailings and wholesalers. Using our high-speed secure intranet, a fund can distribute to our subscribers:

         o  plain text,
         o  graphics,
         o  digitally stored documents such as prospectuses, and
         o  video content.

         We believe this method of distribution will appeal to broker/dealers and their registered representatives who will have immediate access to fund information without having to leave their trading screen. A broker can listen to audio or view a video or digitally stored document in a window while still following real-time trading information. The advantage to the broker is more information available at his convenience in his office and more products to sell in a user-friendly format.


2. We target various providers of investment products. Financial Intranet offers services to:

          o mutual funds,
          o insurance companies,
          o commodity trading advisors,
          o commodity pool operators,
          o banks, and
          o other investment product creators.

          Mutual funds can use a variety of our services.

          Our network allows mutual funds to:

              o deliver pre-recorded information on their products and educational video content. We can deliver the service publicly via the Internet or privately over our intranet using video-on-demand technology. We also produce content. Additional funding from any source will enable us to broaden this service by allowing us to develop more content.

              o deliver interactive training and support. We can deliver the service through point to multi-point live video teleconferencing. Mutual funds can answer questions about the features of their products. We offer this feature on a trial basis; the rate at which we increase its availability depends on the availability of funds.

              o distribute sales material. Simple text, graphics or digitally stored documents can be viewed on screen or printed by the recipient. We are currently digitalizing documents, provided by our customers for transmission over the network. Based on cash position, we are planning to more rapidly expand our ability to digitalize documents for distribution.

       We expect that as broker/dealers purchase our communication services and participate on our intranet, mutual funds and other investment managers will pay us to distribute information about their products.


3.  Broker/dealers and financial advisors

       Selling communications services to broker/dealers will be a significant portion of our business. Telecommunications represent one of the largest recurring expenses to broker/dealers and financial advisors. We provide discount, long-distance telephony to subscribers and plan to enter the local resale market. Our reseller agreement with the Global Crossing group of companies allow us to utilize those companies' communication infrastructures while incurring little up-front installation and maintenance costs. We believe that one appeal of our service is our ability to utilize any channel in our network for the transmission of voice, video, text and digitally stored documents as and when needed.

       Value-added services at no additional cost are intended to make our communications services more attractive. Financial Intranet can provide broker/dealers and financial advisors value-added services in addition to the technical enhancements to basic communication services. We also can generate live consumer leads in conjunction with developing a web site accessible to individuals. Individuals may register by completing a questionnaire and consenting to specified limited use of the information. In exchange for registration, the individual may receive a reward and access to the other features on our web site. We will keep track of the products in which each visitor to its web site shows an interest. The information gathered from each investor will be analyzed using our data mining technology, and the name and profile of a consenting individual given to one broker/dealer or financial advisor operating in that person's geographical area or area of interest. The broker/dealer or financial advisor benefits from the possible sale of products and the opportunity to develop a relationship with the individual.

       In 1999, we reviewed the first 500 questionnaires completed at our web site. Of the individuals responding:

         o 95% claim to do a substantial amount of research regarding investment opportunities;

         o    92% have a brokerage account;

         o    approximately 50% execute trades through their broker;

         o 87% trade at least once a month, the majority trading either weekly or monthly;

         o    67% earn over $50,000 per year; 20% earn over $100,000 per year;
              and

         o 90% reside in the United States; 8% reside in Europe; 2% reside elsewhere.

         We believe that many of these individuals are potential customers for our subscribing broker/dealers and financial advisors based on the response to the questionnaires. We can also assist broker/dealers by using the network to provide the various sales application forms on-line to the registered representatives.

         Broker/dealers and financial advisors are currently offered two levels of access, informational access and interactive access. Interactive access allows broker/dealers and financial advisors to schedule videoconferences. Information access provides video-on-demand and news. Delayed quotes on securities prices are available for no additional charge on our web site. We also recognize that broker/dealers require real time quotes and financial data, which are available through our co-marketing agreement with S&P Comstock for an additional charge. We also offer links to broker/dealer web sites.

         We will be offering broker/dealers and financial advisors training on mutual funds and other investment products using video-on-demand, plain text and digitally stored documents that can be viewed or read at the recipient's location. The information can be updated as needed by the provider of the product. Our network now has the capability to offer video-on-demand but its growth is limited by a lack of content, which we are currently developing for video on demand. The development of content can be accelerated based on our cash position. Training will also be available through point to multi-point (e.g. mutual fund to broker/dealers) through live interactive video teleconferencing. This live interchange allows broker/dealers to ask questions about the fund or other product.

         Financial Intranet expects that brokerage firms will utilize its network to help them fulfill their continuing education requirement for the NASD. We intend to offer broker/dealers the ability to obtain education and training materials for examinations administered by the NASD through the presentation of courses via video-on-demand at the broker/dealer's trading terminal or personal computer. We do not expect to offer this service unless we obtain additional financing from another source.


4.  Individual investors

         Individual investors have access to Financial Intranet's web site. The web site currently offers:

         o free real-time quotes on securities prices,
         o "chat rooms,"
         o message boards and
         o links to EDGAR.

         Site redesign is currently in progress and will provide for additional features upon completion, scheduled for the second quarter of 2000, including:

         o advanced, customizable charting,
         o portfolio management,
         o video on demand library,
         o a searchable mutual fund database,
         o a real time searchable news database, and
         o links to EDGAR and Zacks.

         The number of "hits" per day on Financial Intranet's web site increased from approximately 13,000 to 85,000 since we began the chat rooms in January 1999, and we anticipate that with the introduction of the redesigned web site, that number may increase.

         We will make the names of consenting registrants available to broker/dealers. During registration, we ask each individual for permission to forward his/her name to a broker/dealer or financial advisor. The registrant is also asked to acknowledge that the material presented at the web site is derived from outside sources and Financial Intranet is not responsible for its content. Despite such disclaimer, we may be subject to claims related to the content on our web site. Third parties who desire to provide us with content must also agree to indemnify us against claims related to such content.

         We do not expect the web site to be a direct source of substantial income, as individual investors do not pay to access or register at Financial Intranet's web site. However, we are offering some fee based services and products such as books and investment newsletters on stocks and investors and mutual funds which may become an ancillary source of revenue.

Marketing and sales

         We believe that increasing our marketing will best facilitate our growth because we currently offer most of the services described herein. We also advertise our products and services on the Internet and attend trade shows. In addition, with the purchase of the Chinese Internet content provider and e-mail magazine, we plan on making a significant effort in expanding our reach to previously untapped markets worldwide.

Products and services

Resale of long distance and local communication services

         A key element of Financial Intranet's services to the investment community is the resale of discount, long distance telephony and other communication services to broker/dealers and financial advisors. Voice, video-on-demand services, text, and digitally stored documents share the same network connection to each customer's office. We have a reseller agreement with Global Crossing, which expires in April 2001; we can also enter into such agreements with other carriers who may be more competitive in specific geographical areas or with respect to specific services. Resale of communication services has been the principal source of revenue to date and is expected to be one of our major revenue producing products during the initial years of operation.

         Financial Intranet is permitted to provide interstate and international long distance service. Financial Intranet is tariffed in New York, Florida, Connecticut, Texas and California to provide intrastate toll telecommunications services and in anticipation of entering the local resale business. We are registered in New Jersey and Colorado where no tariffs are required. We have tariffs pending in several other states. We are permitted to offer intrastate toll telecommunications services in four other states without filing a tariff by either filing a registration or commencing operations. None of these authorizations include the authority to provide Financial Intranet's telecommunications services on a local exchange, non-toll basis for which separate applications and/or tariff filings are required.

         We intend to engage in development of a voice-over Internet protocol. This feature will enable us to facilitate the transmission of voice and other communications over the Internet. This technology is available through Siemens.

Video-on-demand training and marketing

         Financial Intranet offers video conferencing and video-on-demand services to provide flexible distance learning opportunities. These services permit customers to conduct live training or informational sessions via teleconferencing and to access pre-recorded materials through video-on-demand.

         We can provide video-on-demand training and marketing applications. These applications use stored video content, and are available on demand to Financial Intranet's customers via its private intranet and to individual investors at its web site. For broker/dealers, this content will include materials regarding various investment products. Financial Intranet and mutual funds are jointly developing materials related to their products. We are also developing our own content. The content can range from videotapes of teleconferencing sessions to customized materials with data, video and text.

         Content is delivered at different speeds depending on its destination. Broker/dealers receive video and detailed sales fulfillment material at high speed and have direct contact with mutual funds. Financial Intranet's video image occupies one quarter of the screen of the desktop computer and does not interfere with access to real time financial data. Individuals have access to more general information and can access stored video and digitally stored documents, including prospectuses. The digitally stored documents are delivered at the transmission speed available to them.

Video conferencing

         Financial Intranet has begun testing point to point and point to multi-point video conferencing to facilitate both marketing and training. A client, such as a mutual fund, can now schedule a point to multi-point live video conference, with scheduling information accessible to the client on our private intranet. This intranet can transmit full screen downstream video (originator to viewer) at 30 frames per second. The upstream video (viewers to originator) is delivered at 5 frames per second, a sufficient quality for the originator to be able to identify who is asking a question.

         We can provide video conferencing hardware to clients. We currently lease or purchase the required equipment. Our ability to expand this service is constrained by our lack of equipment. We lease or purchase additional equipment on an as needed basis as we secure additional demand for our service. We believe that purchasing equipment will enable us to have an inventory of equipment and obtain equipment on better terms than continuing to purchase equipment on an as needed basis.

         We intend to develop a system for delivering continuing education training to broker/dealers to meet NASD requirements. This system will track the progress of a broker/dealer's registered representatives and provide courses appropriate to their requirements and skill levels.

Individual investor web site

         We recruit prospective investors as leads for the broker/dealers, financial advisors and mutual funds who subscribe to our communications services. The web site is a mechanism to deliver multimedia information and education to individual investors while capturing information about those investors.

Data mining technology

         We can track the activities of our broker/dealer subscribers and the visitors to our web site, and obtain information provided by investors who register. We have developed a software program to maintain information about specific materials downloaded by broker/dealers and registered investors and subsequent actions relating to the information received.

         We can use this data to provide customer leads, surveys and reports based on criteria provided by our broker/dealer and financial advisor customers through the use of our proprietary data mining system. The Company believes our ability to convert the data we gathers into practical knowledge gives us an advantage over our competitors in the communication service resale industry. We do not, however, attempt to determine the suitability of investors for particular investments. That qualification remains the responsibility of the broker/dealer.

Expansion

         We have concentrated on the investment industry, as we believe that this industry will benefit most from our information and communications services and present the most immediate opportunity for revenue. We hope that as we become established as a provider of financial services information, we will capture a larger portion of the long distance resale business.

         We plan to expand our intranet services to other industries and associations, and are examining expansion into pharmaceutical and health products, real estate, insurance and entertainment industries. We believe these industries can benefit from our telecommunications products and from participating in an industry-centered intranet. We intend to focus on industries that rely on distributors of their products and services or need to train geographically dispersed sales people.

         We also intend to expand from the eastern United States throughout the United States and Asia and possibly Europe and the Pacific Rim. Our purchase of the Chinese assets has enabled us to expand into Asia. Overseas expansion may entail adding data centers or implement collocation agreements to service those markets and provide us with a redundant data source, but may add a significant number of new users in new and expanding markets.

         We may also expand through the acquisition of companies that provide complementary services, as evidenced by the recently completed an acquisition of certain assets of Longyin Network Technology Co., Ltd, an Internet content provider that should provide our content providers with an initial audience of over 800,000 users based in China. We are also contemplating additional acquisitions that may similarly increase the number of users of our intranet; however, no additional acquisition is imminent at this time. Any acquisition that requires payment of a cash purchase price will likely require outside financing. Other issues to be resolved in an acquisition include the assimilation of the operations, management and products of the acquired companies. We cannot be sure that we will complete any acquisitions.

Technology and business partners

Financial Intranet's overall delivery system has three parts:

    o the data center in Global Crossing's Global Center Media Distribution Facility in New York City houses our video library and video processing software and our data warehouse and data mining capability.

    o the link between Financial Intranet and our customers. This includes private lines from Global Crossing, MFS and UUNet, an MCI WorldCom company, and the "last miles" on either end connecting the leased lines to Financial Intranet and each of its customers. This link creates a virtual private network.

    o        the services gateway which resides at each customer's office.

         We have contracted with Stockpoint to provide us with stock and business information, quotes and interactive charting capabilities, and we have contracted with Info Directions, Inc. to provide us with a state of the art telecom billing system.

Competition

         We do not believe any other company offers the same array of services as us, although a number of companies compete with us in specific areas.

Telecommunications carriers and resellers.

Financial Intranet's communications resale services compete with:

    o        other resellers,
    o        local exchange carriers,
    o        local phone carriers,
    o        regional Bell operating companies, and
    o        long distance carriers.

         Some competitors offer a wider range of communications services than us; some have significantly greater assets. We believe we have an advantage over other resellers because of our value-added-services.

Mutual fund information services for financial sales professionals.

         We believe we have no direct competition providing mutual fund information to financial services professionals such as broker/dealers and financial planners. The large brokerage houses have long had internal systems for the redistribution of mutual fund data to their employees. These systems use data replication to replace paper distribution of mutual fund sales and marketing materials to in-house brokers.

         Our most direct competitor as an outside electronic redistributor of fund sales and marketing materials is First Data Investor Services Group, developer of BROKERCONNECT. We believe we have a significant advantage over BROKERCONNECT in that we deliver the same electronic text redistribution services but add video-on-demand content provided by the fund and as interactive video training and the prospect of receiving customer leads.

Real time data redistribution

         Brokerage firms purchase trading desks equipped with terminals and real-time data feeds for their registered representatives. Many companies provide real-time data feeds, including PC Quote, Quotron and S&P Comstock. Through our co-marketing agreement with S&P Comstock, we believe we can deliver S&P terminals and data feeds to broker/dealers at a competitive price. We do not see data feeds as a significant independent revenue source, as they primarily provide value enhancement to attract brokers to purchase our communication services.

Government regulation

Communications regulation

         Financial Intranet and our underlying carriers who provide the network facilities and services we resell are regulated at the federal level by the FCC and, with limited exceptions, at the state level by public service, public utility or state corporation commissions.

         Financial Intranet and all other "non-dominant" carriers (telecommunications service providers) are authorized to provide interstate telecommunication services under a general policy decision adopted by the FCC as opposed to any company specific authorization. We need not periodically renew our status. In mid-1997, Financial Intranet was granted its certificate of public convenience and necessity under Section 214 of the Communications Act of 1934. This certificate authorizes us to provide international services, that is, communications originated by customers in the United States and its possessions and terminating in foreign countries. Our certificate has no expiration date and is not subject to periodic renewal requirements.

         We filed tariffs with the FCC after obtaining certificates under
Section 214. FCC regulations require that we, like all carriers, file and maintain separate tariffs for our interstate and international service offerings. Tariffs contain the terms, conditions and rate for each telecommunications service offered or provided by us. Tariffs are not approved by the FCC, but may be reviewed by the FCC on its own motion or as a result of a complaint by a customer, a non-customer member of the public or a competing communications company. Tariffs are strictly construed and any ambiguity in the tariff is construed in favor of the public (customer) and against the carrier. We have the right to file revisions to its tariff and change any rate, term or condition at any time, except that any term, condition or rate once filed must remain, by FCC rule, effective for a minimum of 30 days. The FCC may not interfere with or reject any filed tariff rate, term or condition without specific findings that such rate, term or condition is unjust, unreasonable or unduly discriminatory.

         The FCC assumes that all non-dominant carriers' rates are reasonable and non-discriminatory. Any new or revised rate may be filed on only one day's prior notice. The FCC does not review specific tariff filings unless someone protests or it learns of some issue of lawfulness. Should issues be raised against any tariff filing, the FCC must find that the tariff or tariff provision is "patently unlawful," that is, contrary on its face to some law, rule, regulation, policy or pre-existing decision of the courts or FCC. Where patent unlawfulness is not shown, the FCC may suspend a tariff filing's effectiveness for no more than 120 days, request that a carrier voluntarily "defer" the effective date or investigate the tariff after the suspension is over.

         Financial Intranet is also tariffed in New York, California, Florida, Connecticut and Texas that allows us to provide intrastate toll communications services. We are registered in New Jersey and Colorado (no tariffs being required),, and are legally permitted to offer intrastate toll telecommunications services in four other states without filing a tariff by either filing a registration or commencing operations. None of these authorizations include the authority to provide our telecommunications services on a local exchange, non-toll basis for which separate applications and/or tariff filings are required.

         Should operations be expanded to countries other than the United States, we will be required to comply with the laws and regulations applicable to that country's telecommunications industry. In Western Europe, the telecommunications industry is also subject to the actions, policies and regulations of the European Commission. Beginning January 1, 1998, regulation of telecommunications in Western Europe was formally liberalized to increase competition in telecommunications. The timing and degree of liberalization however varies, sometimes widely, country by country, and some countries like Portugal and Greece have delayed implementation of new regulations.

         Since few laws or regulations are directly applicable to access or commerce on the Internet, our Internet and intranet is not subject to direct government regulation, other than regulations applicable to businesses generally. However, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations and, as a result, a number of laws or regulations may be adopted with respect to Internet user privacy, taxation, infringement, pricing, quality of products and services and intellectual property ownership. Our involvement with the People's Republic of China especially may be hindered by unanticipated regulations given that country's relatively new and limited involvement with the Intranet.

Securities regulation

         Financial Intranet's customers are subject to various federal and state laws and regulations of self-regulatory agencies such as the NASD, regarding the sale of securities and continuing education. Changes in these laws and regulations may affect Financial Intranet's business. While ours web site states that we are not responsible for the information presented, we will make reasonable efforts to assure that our services are not misused.

         We do not intend to engage in activities that would require registration as a broker\dealer. The leads are provided to our subscribers without charge, as a value added service for their purchase of communications services. The subscriber has the responsibility to approve the lead as a client, have the client complete any new account forms or other documents regarding an investment and determine the suitability of any investments for the client. We do not receive commissions from any business that may be generated by the new client.

Intellectual property

         We regard the technology we use as proprietary, but have no existing or pending patent or copyright protection. We rely on the following to protect our software and other propriety technology:

    o        confidentiality and license agreements with third parties,
    o        trade secret and trademark laws, and
    o        common law copyright.

Suppliers

         Financial Intranet's principal supplier for the resale of communication services is Global Crossing. We use third party production companies to produce video on terms negotiated with respect to each project. Financial Intranet uses computer hardware and software and related services provided by Fujitsu Siemens Computers and other outside computer maintenance and management consultants. Although we believe our supplier relationships are good, we believe that alternate suppliers of telephony, computer hardware, software and servicing are available at competitive prices. Regulatory and other changes in the industry have lowered network costs. We believe we will obtain agreements from suppliers of communications services that will permit the contained resale of services at acceptable margins. Financial Intranet could experience a disruption in its business if it needed to replace the Fujitsu Siemens companies without sufficient notice.

Disaster recovery system

         Implementation of a second data center will facilitate both expansion overseas and implementation of a more thorough disaster recovery program. Our current data center already provides some redundancy and protection against a disruption in our computer systems, and we believe that all but the most severe problems can be corrected quickly and without much disruption to our business. For instance, our data center has four clustered servers and video transmissions can be transferred to another server within hours if an existing server malfunctions. A defective motherboard can be replaced in one or two days. Our software is backed up each day. We also purchase telecommunications services from a reliable major company, Global Crossing and co-locate our servers in their secure data center. Currently, a total system failure could disrupt operations for up to three days . We also carry business disruption insurance.

Employees

         Financial Intranet has ten full-time employees. Three full-time employees are officers. None of the employees are represented by a collective bargaining agreement and management believes it has good relations with its employees.

Item 2.  Properties

         Financial Intranet's principal executive offices are located at 116 Radio Circle, Mount Kisco, New York. Such offices are located in approximately 2645 square feet pursuant to a 5 1/2 year lease at an initial annual rent of $52,116 and escalating to $67,200 by the fifth year terminating on December 31, 2004. We believe that these offices are sufficient for our current operations and proposed operations through the term of the lease.

Item 3.  Legal proceedings

         On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Financial Intranet, commenced an action in United States District Court, Southern District of

New York entitled H & H Acquisition Corp., individually and on behalf of Financial Intranet, Inc. v. Financial Intranet Holdings, Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The action's principal basis appears to be plaintiff's claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Financial Intranet, Michael Sheppard and Maura Marx. The plaintiff alleges:

    o Mr. Sheppard and Ms. Marx assisted defendants Stein and Financial Internet Holdings (a company owned by Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

    o Mr. Sheppard and Ms. Marx assisted in defrauding plaintiff with respect to the stock plaintiff claims. Plaintiff seeks damages allegedly sustained because of the alleged fraud.

    o Plaintiff alleges in a derivative claim, purportedly on behalf of Financial Intranet: that Mr. Sheppard and Ms. Marx permitted issuance of shares to defendant Gotshalk without proper consideration and at a price lower than that offered to a company introduced by Plaintiff; that they refused to allow plaintiff to purchase additional shares; that Mr. Sheppard and Ms. Marx permitted Financial Intranet to pay defendant Schwartz monies which should not have been paid, and authorized issuance of stock to Schwartz without proper authority; and that Mr. Sheppard and Ms. Marx caused the issuance of stock to themselves without proper authority. Plaintiff seeks damages allegedly sustained for these alleged wrongful acts.

    o A derivative claim purportedly on behalf of Financial Intranet seeking an order directing the holding of a shareholders meeting and rescission of actions determined to be improper by the Court or its designee. A shareholders meeting was held in December 1998.

    o Financial Intranet and its former transfer agent wrongfully transferred shares belonging to plaintiff to a third party. The transfer agent has asserted a claim against us seeking indemnification for any liabilities incurred by the transfer agent in this action.

    o Plaintiff is entitled to $2,500, plus interest, from us for alleged breach of contract. Financial Intranet settled this cause of action.

         Plaintiff also seeks an accounting from Mr. Sheppard and Ms. Marx, among other defendants, for damages Financial Intranet allegedly suffered.

         Financial Intranet, Mr. Sheppard and Ms. Marx believe that the claims against it, Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Financial Intranet, Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and assert a variety of defenses. Discovery is in its early stages. We cannot make any assurances about the litigation's outcome. If the plaintiff prevails against us, we could be adversely affected.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         Our common stock is traded on the OTC Bulletin Board under the symbol FNTN. The following table sets forth the high and low closing bid quotations for the company's common stock:

             Fiscal Year                              High          Low

             2000
             First Quarter                            $0.93        $0.14

             1999
             First Quarter                            $1.58        $0.56
             Second Quarter                           $1.3125      $0.75
             Third Quarter                            $0.77        $0.37
             Fourth Quarter                           $0.39        $0.11

             1998
             First Quarter                            $ .547       $ .219
             Second Quarter                           $ .95        $ .22
             Third Quarter                            $1.99        $ .58
             Fourth Quarter                           $1.00        $ .41

         The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         As of March 31, 2000 there were approximately 52 record holders of our company's common stock and an estimated 3,057 beneficial owners.

         Dividend Policy

         Financial Intranet has not paid and does not anticipate paying any dividends on its common stock in the foreseeable future. We currently intend to retain all working capital and earnings, if any, to finance its business operations and expansion. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Overview

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes included elsewhere in this prospectus.

Financial Intranet, Inc. is an emerging New York based media and communications company that delivers services to the business and investment communities. Our initial objectives are to obtain a share of the telephony resale market by offering value-added services to multi-location businesses, with an initial target of broker/dealers and financial advisors. These customers then can provide mutual funds, CEO's of publicly traded companies and other investment managers with a cost-efficient method for distributing information about their products.

Results of operations:

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenue

Our principal source of revenue was income from the resale of telephone and data communication. Revenue for the year ended December 31, 1999 was $73,672 as compared with revenue in the prior year of $89,169, a decrease of 17%. We expect to derive growth in revenues primarily through increased volume of communications usage sold, streaming video content accessed and advertising dollars charged for banners on our web site.

Cost of revenue

Financial Intranet's cost of revenue consists primarily of telephone communications lines and the internet access and hosting expenses required to support and deliver our intranet's communications services. Cost of revenues for the year ended December 31, 1999 was $98,546 compared with $163,033 in the prior year, a decrease of 40%. We expect cost of revenues to increase in direct relationship to the future revenues anticipated from increases in usage volume.

Sales and marketing expenses

Sales and marketing expenses consist primarily of commissions to our sales force and promotional, advertising and public relations costs. Sales and marketing expenses increased 57% from $50,246 in 1998 to $78,744 in 1999. Higher advertising and promotion costs were partially offset by lower commission expenses paid to Financial Intranet's sales force, which is still in its formative stages. We expect sales and marketing expenses to increase due to the growth of the sales force as well as the increased advertising and promotional activities.

General and administrative expenses

General and administrative expenses consist primarily of

o employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel,
o  licensing, legal and other professional fees,
o  travel and entertainment, and
o  facility and office-related costs such as rent, insurance and telephone.

General and administrative expenses increased 29% to $1,277,504 in 1999 from $988,509 in 1998 principally due to increased payroll and office costs, as well as higher legal fees. Included in these costs are $427,989 and $90,626 for 1999 and 1998, respectively, in non-cash expenses for outside consultants resulting from the issuance of common stock in lieu of cash. Management expects general and administrative expenses to increase in future periods to support the growth of the business.

Stock compensation expense

Compensation expense resulting from the issuance of common stock and options to purchase common stock to three officers of the Company equaled $508,075 in 1999 and $897,808 in 1998.

Interest Expense

Included in interest expense is the value of common stock, warrants and convertible notes with conversion prices below market. These expenses equaled $1,415,964 in 1999.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment and amortization of software development costs. These costs increased to $340,608 in 1999 from $129,413 in 1998, when these activities were effectively placed in service. The 1998 expenses represented a half-year of depreciation and amortization.

Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest and other income increased 43% from $4,140 for the year ended December 31, 1998 to $5,918 for the year ended December 31, 1999.

Income taxes

No provision for federal and state income taxes has been recorded as Financial Intranet incurred net operating losses in both 1999 and 1998. Financial Intranet had approximately $3 million of net operating loss carryforward for federal income tax purposes as of December 31, 1999. The net operating loss will be available to offset any future taxable income. Given Financial Intranet's limited operating history, losses incurred to date and the difficulty in accurately forecasting Financial Intranet's future results, management does not believe that the realization of the potential future benefits of these carryforwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

We had balances of $91,368 and $149,225 in cash and cash equivalents at December 31, 1999 and December 31, 1998, respectively.

Financial Intranet had negative working capital of $(198,312) at December 31, 1999. Net cash used in operating activities was $1,469,759 for the year ended December 31, 1999. Cash used in operating activities was primarily attributable to a net loss of $3,692,029 partially offset by non-cash items such as depreciation and amortization of $340,608, stock compensation costs of $508,075, consulting services and professional fees paid by the issuance of common stock of $427,989and interest expense and debt issuance costs resulting from the issuance of common stock and warrants aggregating $1,415,964. Net cash used in operating activities for the year ended December 31, 1998 was $397,795, which was principally due to the net loss of $2,141,978, partially offset by non-cash items such as depreciation and amortization of $129,413 and stock compensation costs of $897,808.

Net cash used in investing activities of $64,604 for the year ended December 31, 1999 was primarily attributable to capital expenditures of $68,114 and capitalized software development costs of $3,510.

Net cash used in investing activities of $874,679 for the year ended December 31, 1998 was primarily attributable to capital expenditures of $833,128 and capitalized software development costs of $41,551.

Net cash provided by financing activities for the year ended December 31, 1999 was $1,347,278 and consisted primarily of proceeds from the issuance of promissory notes of $1,220,000.

Net cash provided by financing activities for the year ended December 31, 1998 was $1,419,770 and consisted primarily of proceeds from the issuance of common stock and convertible promissory notes, less related financing costs and a $47,250 repayment of a vendor loan

Financial Intranet has satisfied its cash requirements primarily through revenue, public and private placements of common stock, warrants and debentures convertible into shares of common stock, as well as the issuance of common stock in lieu of payment for services. Also, officers have loaned Financial Intranet funds as needed to provide working capital.

In 1998, we raised $1,500,000 through the sale of convertible debentures, which debentures were subsequently converted into 7,505,057shares of common stock.

On February 8, 1999, Financial Intranet issued a 7% convertible promissory note in the principal amount of $600,000. The note was subsequently converted into 1,500,000 shares of common stock.

On July 20, 1999, we issued an 8% convertible promissory note in the principal amount of $500,000 to one accredited investor with a maturity date of October 20, 1999. The Note has been converted into 4,065,814 shares of the Company's common stock. We used the proceeds of the promissory note for general working capital and repayment of past due accounts payable.

On September 27, 1999, we issued an 8% promissory note in the principal amount of $120,000 with a maturity date of December 26, 1999. The proceeds of the note were used for general working capital and repayment of past due accounts payable; the note was repaid in cash.

From time to time, officers have loaned Financial Intranet funds as needed to provide working capital. Financial Intranet issued three outstanding notes in favor of Ben B. Stein, a shareholder, consultant and former officer and director. The original principal amount of the notes was $60,889. Mr. Stein agreed on March 3, 1999 to apply the outstanding principal amount of the notes and all accrued interest to the exercise of options in lieu of a cash payment by Financial Intranet. We have an outstanding note in favor of Michael Sheppard for $36,115 (plus accrued interest) due on demand. The promissory notes bear interest at 8% a year.

We believe that the $1,750,000 cash proceeds from certain sales of Company common stock in the first quarter of 2000 will be sufficient to meet anticipated cash requirements through September 2000. Financial Intranet does not expect to generate positive cash flow from operations in the short term, and unless Financial Intranet generates significant revenue or obtains financing through additional sources by the end of 2000, there is substantial doubt about its ability to continue as a going concern. Revenue for the year ended December 31, 1999 was adversely affected by the change in telecommunications carriers, which change has been completed. There can be no assurance that any required additional capital will be available at such time as required by Financial Intranet.

We anticipate that we can continue, in the ordinary course of business and with additional financing transactions, whether such financings are from additional offerings or other sources, to provide the services that we currently offer to existing and additional customers through September 30, 2000. Further, the proceeds of the transactions from the first quarter of 2000 will enable us to accelerate our intended expansion, both in the Far East through our acquisition of the assets of Longyin Network Technology, and domestically, with the introduction of our redesigned web site and growth of our sales force.

Year 2000 Issues

         We have not experienced any effects of the Year 2000, although if encountered, the impact on operations and financial reporting may range from minor errors to significant systems' failures that could affect our ability to conduct normal business operations. We believe that by modifying or replacing systems, and by monitoring the Year 2000 readiness of key external parties, we have mitigating the Year 2000 risks. However, we cannot assure our stockholders that the uncertainties surrounding the Year 2000 issue will not materially and adversely affect us at a later date.

   FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE

         This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The factors described below, among others, could cause our actual results to differ materially from those anticipated.

Investors can have difficulty evaluating our prospects because we commenced business in the fall of 1998 and have a limited operating history for investors to analyze.

     We began building our infrastructure and our research and development for our intranet in February 1997 and offer a limited relevant operating history. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by new businesses in connection with the marketing and sale of new products and services.

Our projected losses raise substantial doubt about our ability to continue operations unless we obtain financing or generate adequate revenues.

     Unless we generate sufficient revenues or obtain financing through this offering or another means, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. We had net losses of $817,430 for the year ended December 31, 1997, $2,141,978 for the year ended December 31, 1998 and $3,692,029 for the year ended December 31, 1999. We have had limited revenues since inception. We had no revenues from inception through December 31, 1997. We had revenues of $89,169 in 1998 and $73,672 for the year ended December 31, 1999. We expect to incur up-front operating costs to expand our marketing efforts, which may result in further losses. We will not be profitable until we establish a broader customer base for our services and derive substantial revenues from the sale of communications and intranet services and advertising rerenue generated from the recent acquisition of the assets of Longyin Network Technology.

Because our business depends on a limited number of products, the lack of success for any one of them would reduce the value of our securities.

     Our business may be adversely affected if we receive lower than anticipated revenues from either of our two principal sources:

        1. communications services with value added features for broker/dealers and financial advisors, and

        2. marketing services for mutual funds and other financial product companies.

     Telecommunications companies and others with greater resources and name recognition could make it very difficult to compete.

     Telecommunications companies and other distributors of financial information are our most significant competitors. Many competitors have greater financial, technical, marketing, sales and customer support and other resources. Many competitors have reputations for successfully developing, licensing and selling their products and technologies. Competitors may be able to undertake more extensive marketing campaigns and adopt more aggressive pricing policies than we. They may be able to add value-added services, similar to ours. In that case, we may face significant price competition and reduced profit margins. We may not be able to compete successfully with larger companies.

Technological changes have lowered the cost of operating in our industry, which has increased competition and could reduce anticipated profit margins.

     Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of providing services but also facilitate increased competition by reducing competitors' costs in providing similar services. Such competition could increase price competition and reduce anticipated profit margins.

     Our lack of patent or copyright protection may increase the difficulty of protecting our rights to our technology.

     We regard the technology we use as proprietary, but have no existing or pending patent or copyright protection. Our success depends in part on our ability to protect our technology and other intellectual property by relying on one or more of the following:

     1.  confidentiality agreements with employees and third parties

     2.  license agreements with consultants, vendors and customers
     3.  trade secret laws
     4.  trademark laws
     5.  common law copyright

     We have signed agreements with third parties that have access to our technology. Despite such protections, a third party could copy or otherwise obtain and use our products or technology, or develop similar technology independently. We may be forced to litigate to protect our interests. Litigation of this type is frequently expensive. We may not have the financial resources to pursue such litigation. We cannot be assured of success without patent and copyright protection.

Because success in offering our intranet and other communications services depends on constantly changing technologies, our success in developing and using the proprietary data mining software depends on our ability to protect our proprietary technology from adverse claims.

     While we consider our technology unique, others utilize similar technologies. These companies may claim that we have breached their copyrights, patents or proprietary rights. We may be forced to litigate these disputes. This litigation would be expensive with no assurance of success. To our knowledge, we do not infringe on any other proprietary technologies and we have received no claims alleging infringement from others.

We currently have no assured sources for additional financing, and our success may depend on our ability to obtain further financing.

     We anticipate that our working capital and income from operations will satisfy our financial requirements for at least 6 months. We base this expectation on our current operating plan. The plan may change because of events within and outside of our control. In the event of a change, we may require additional financing sooner than anticipated. Opportunities including an acquisition may arise which may require additional financing. We may not be able to obtain funding on a timely basis, on favorable terms, or at all. We do not have a credit facility or any committed source of financing. Our business, financial condition and results of operations will suffer if we are unable to obtain the financing we need or to generate sufficient funds from operations. Although we anticipate that we will continue to offer our existing services to additional customers, we may curtail our planned expansion and may be unable to fund ongoing operations.

Because we rely heavily on sophisticated computer equipment and have no secondary systems, any disruption to our computer system could adversely affect our business.

     Substantially all of our communications hardware and computer hardware operations are located at our offices in Mt. Kisco, New York and New York City. Although the New York City location will be protected, our system is vulnerable to damage from:

         o    fire,
         o    flood,
         o    power loss,
         o    telecommunications failures, and
         o    break-ins and similar events.

     We do not have any secondary systems, although we intend to establish such a system depending on the availability of cash. We believe that a total system failure would not result in interruption of our business for more than two weeks. We have a disaster recovery plan and carry business interruption insurance. However, any significant failure in our services could cause significant harm to our customer relations.

Our potential issuance of shares upon the exercise of options or conversion of promissory notes could reduce the market price of our stock.

     The purchase of our stock by certain of these investors or their potential of purchases at below market price may reduce the market price of our stock. We have issued stock options, warrants and convertible notes to persons who invested in us or provided goods, services or credit. These people have the right to purchase up to 4,048,805 shares at various prices below $1.00.

The price of our stock may decrease as a result of sales of stock that are not currently freely tradable.

     As of March 31, 2000, 1,086,758 shares of common stock held by present shareholders have not been registered under the Securities Act of 1933. The stock can be sold under Rule 144. Sales of substantial amounts of stock under Rule 144 could adversely affect the market price of the shares and make it more difficult for us to sell our stock in the future.

The risk of doing business in the People's Republic of China.

     We have purchased an Internet content provider in the People's Republic of China, which although presenting a good opportunity to immediately expand our user base and offer additional opportunities to expand worldwide in an uncharted new marketplace, still presents possible unforeseen risks of doing business in a new, foreign and government run society. There is no assurance that laws that may be enacted if and when they join the World Trade Organization may prove to be oppressive to foreign-owned companies. Our operations in China face significant competition from companies with greater resources and experience. In addition, our ability to remit capital from China may be subject to foreign exchange controls and the uncertainty of converting funds into United States dollars.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant

         The following is a list of our executive officers and directors and a brief summary of their business experience and certain other information are set forth below:

Name                         Age                        Title

Michael Sheppard             50          President, Chief Operating Officer and
                                         Director
Maura Marx                   36          Executive Vice President, Secretary
Corey Rinker                 41          Vice President, Chief Financial Officer
Joseph Engelberger           74          Director
Steven Weller                44          Director


The biographies of our executive officers and directors are as follows:

Michael Sheppard--President, Chief Operating Officer and Director

Mr. Sheppard joined Financial Intranet as a consultant in February 1997 and became President, Chief Operating Officer and Director in April 1997. Mr. Sheppard has been involved in setting up the corporate infrastructure of several early stage development companies and undertaking their day-to-day operations as chief executive and chief operating officer. From January 1996 through January 1997, Mr. Sheppard was Chief Operating Officer of Freelinq Communications, formerly Televideo Corporation, based in New York City. Freelinq offers real time video-on-demand via ATM/XDSL technology with high-speed Internet transmission and advertiser supported free theatrical films delivered through twisted pair telephone lines. From 1995 to 1996 he was chief operating officer for Lee Communications Ltd., which is a laser development and transmission company. From 1993 to 1995, he was Chief Executive Officer for MLS Lighting Ltd. In 1980 he founded Belden Communications and served as its President and Chief Executive Officer until it was acquired in 1985. It was engaged in the sale and distribution of proprietary products used in the motion picture and television markets, and was merged in 1985 into Lee America Ltd., which was bought by Lee Lighting Ltd., a United Kingdom company, in 1986.

Joseph F. Engelberger - Director

Mr. Engelberger became a Director of Financial Intranet in August 1998. Joseph Engelberger founded Helpmate Robotics, Inc. Since 1984, he has been Chairman and Chief Executive Officer of Helpmate Robotics, Inc. He received B.S. and M.S. degrees from Columbia University in 1946 and 1949, respectively, and he has authored numerous articles in the instrumentation and robotics fields.

His honors include the Progress Award of the Society of Manufacturing Engineers, the Leonardo da Vinci Award of the American Society of Mechanical Engineers and the 1982 American Machinist Award. The University of Liverpool bestowed the first McKechnie Award on him in 1983. In 1984, he was elected to the National Academy of Engineering. He was the recipient of the Egleston Medal for distinguished engineering achievement from Columbia University. The University of Bridgeport, Spring Garden College, Briarwood College, Trinity College and Carnegie-Mellon University granted him honorary doctorates. In January 1997, he received the Beckman Award for pioneering and original research in the general field of automation. Mr. Engelberger serves on the Board of directors of EDO Corporation (NYSE:EDO).

Steven Weller - Director

Mr. Weller became a director of Financial Intranet in November 1998. Since 1989, Mr. Weller has been the Vice President of Siemens Information and Communication Products LLC. He is the Vice President of Sales for the Computer Systems division. He is responsible for all sales and technical support personnel. He was previously the Vice President of Sales for the North American Key Accounts.

Maura Marx--Executive Vice President, Secretary

Ms. Marx became Secretary in December 1998 and became Executive Vice President in February 1999. She had been the Senior Vice President and Assistant Secretary since September 1997. From 1994 until 1996, she was employed as a salesperson in the Sales and Leasing Department of the Friedman Realty Group, a major New York commercial real estate firm. Her responsibilities centered on selling, servicing and expanding the firm's client base of foreign banking institutions. Ms. Marx was head of the Sales & Marketing Department for Warner Bros. Film Gesmbh based in Vienna Austria from 1992 until 1994. She was responsible for tactical and budget planning, and for distribution and promotion of Warner films and Warner retail goods throughout Austria. From 1990 until 1992, she served as Assistant Director of European Development for the Guggenheim Museum Salzburg Advisory Board (GMSAB).

Corey Rinker--Vice President, Chief Financial Officer

Mr. Rinker became Vice President and Chief Financial Officer in August 1999. From 1996 until 1999, he was employed as vice president-finance and general counsel for The Intellisource Group, Inc., a Safeguard Scientifics (NYSE:SFE) partnership company. His responsibilities included all financial, merger and acquisition and legal activities for that firm's $200 million outsourcing practice. Mr. Rinker previously was a senior consulting manager with Kenneth Leventhal & Co. in Washington, DC, and senior financial consultant with Deloitte & Touche in their Financial Services Center in New York. He is a certified public accountant and licensed attorney in New York and Georgia.

Consultants

Ben B. Stein--Director of Brokerage Sales

Mr. Stein founded Financial Intranet in December 1996. Since November 1998, he has been a consultant to Financial Intranet as Director of Brokerage Sales. He is responsible for selling our products and services to the brokerage community. From December 1996 through November 1998, he was a member of the board of directors and Secretary of Financial Intranet. Mr. Stein has over 25 years experience in the securities industry during which time he has held Series 3, Series 4, Series 7, Series 8, Series 24,

Series 27 and Series 63 Licenses issued by the NASD. From July 1998 through October 1998, he was a registered representative with the Empire Financial Group. From 1993 to 1996, Mr. Stein was Chief Executive Officer of Stein Shore Securities, Inc., a full-service broker/dealer with three branch offices. From 1991 through 1993, Mr. Stein operated as Senior Vice President of Marsh Block & Company, a securities firm specializing in investment banking. Mr. Stein received a Bachelor of Science degree in Business Administration from Roosevelt University in Chicago, Illinois in 1961. He became a Certified Public Accountant in 1968.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements.

Item 10. Executive Compensation

         Summary Compensation Table. The following table sets forth the aggregate cash compensation paid for services rendered to our company during each of our company's last three fiscal years by all individuals who served as our company's Chief Executive Officer during the last fiscal year and our company's most highly compensated executive officers who served as such during the last fiscal year.

                                                                                        Long-Term Compensation
                                                                                        ----------------------
                                                              Annual Compensation
                                                              -------------------

                                                                                Restricted
Name and principal position          Year     Salary       Bonus    Other(2)    Stock Awards      Stock Options
---------------------------          ----     ------       -----    --------    ------------      -------------

Ben B. Stein(1)                      1999    $      0       $ 0     $719,099      $     0                   0
Consultant                           1998     150,000         0            0            0           1,242,955
                                     1997     150,000        60       10,500       54,000           2,397,307


Michael Sheppard                     1999     143,739         0      154,369            0                   0
Chief Executive Officer              1998     150,000         0            0            0             720,914


Maura Marx                           1999      97,098         0      156,306            0                   0
Executive Vice President             1998     100,000         0            0            0             447,464
                                     1997      48,750         0            0       18,000             903,031


(1) On February 27, 1997, Mr. Stein received 1,500,000 shares of common stock in lieu of cash compensation for 1997 and an additional 1,500,000 shares of common stock as an inducement to execution of the consulting agreement.

(2) These amounts reflect the fair market value of shares granted for payment in lieu of cash for services rendered.

Executive compensation

Employees

Michael Sheppard receives a salary of $150,000 per year under his employment agreement dated September 12, 1997. The employment agreement expires on December 31, 2002. Mr. Sheppard received an incentive bonus of 750,000 shares of common stock upon execution of a consulting agreement on February 27, 1997. Mr. Sheppard received an option under the employment agreement to purchase 2,231,352 shares of common stock at a price of $0.19 per share. The option expires upon the earlier to occur of December 31, 2002 or 90 days after the termination of Mr. Sheppard's employment without cause or immediately after termination with cause. The option is personal to Mr. Sheppard and is not assignable. Mr. Sheppard has not purchased any shares of common stock under his option. In January 1999, he was granted an additional 205,825 shares of stock for replacement shares for those shares he sold in 1998 to fund the Company.

Ms. Marx receives a salary of $140,000 per year under her employment agreement dated September 12, 1997. The employment agreement expires on December 31, 2002. Ms. Marx received an incentive bonus of 500,000 shares of common stock upon execution of the employment agreement. She received an option under her employment agreement to purchase 1,279,379 shares of common stock at a price of $0.19 per share. The option expires upon the earlier to occur of December 31, 2002 or 90 days after the termination of Ms. Marx's employment without cause or immediately after termination with cause. The option is personal to Ms. Marx and is not assignable. Ms. Marx has not purchased any shares of common stock under her option. In January 1999, she was granted an additional 208,409 shares of stock for replacement shares for those shares she sold in 1998 to fund the Company

Mr. Rinker receives a salary of $135,000 per year under his employment agreement dated in November 1999. The employment agreement expires on December 31, 2002. He received an option under his employment agreement to purchase 1,750,000 shares of common stock at a price of $0.10 per share. One-third of the options vest each year commencing August 2000. The option expires upon the earlier to occur of December 31, 2002 or 90 days after the termination of Mr. Rinker's employment without cause or immediately after termination with cause. The option is personal to Mr. Rinker and is not assignable. Mr. Rinker has not purchased any shares of common stock under his option.

By agreement with the Company, Mr. Sheppard, Ms. Marx and Mr. Rinker have agreed not to exercise any options that they may be entitled to under any agreement with the Company until such time as the shareholders of Financial Intranet increase the amount of authorized shares under the Company's Articles of Incorporation.

Consultants

Mr. Stein ceased his employment and became a consultant in November 1998. Mr. Stein's consulting fee is based solely on commissions earned from telecommunications services sold to clients he introduces to us. The consulting agreement expires on December 31, 2002. Financial

Intranet accrued Mr. Stein's consulting fee for 1998 in the aggregate amount of $150,000 and paid $40,500 of such accrued amount in 1999.

The employment and consulting agreements provided Mr. Stein with options to purchase shares of common stock at a price of $.19 per share. Under his consulting agreement dated March 3, 1999, Mr. Stein agreed to reduce his options from 3,640,262 to 2,500,000 and agreed to apply the $109,500 balance of his accrued salary and the principal of $56,889 plus interest owed under two promissory notes to purchase 879,685 shares of common stock. He now owns options to purchase 1,670,315 shares. The options expire upon the earlier to occur of December 31, 2002 or immediately if Mr. Stein's consulting agreement are terminated with cause. The options are personal to Mr. Stein and are not assignable.

Stock option plans

Financial Intranet has established the 1998 Stock Option Plan which provides for the granting of options which are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or as options which are not intended to meet the requirements of such section. The total number of shares of Common stock reserved for issuance under the plan is 1,500,000. Options to purchase shares may be granted under the plan to persons who, in the case of incentive stock options, are key employees (including officers) or, in the case of non-statutory stock options, are key employees (including officers) or non-employee directors or non-employee consultants.

The plan is administered by the compensation committee of the board of directors, which has some discretionary authority to determine the number of shares to be issued under incentive stock options and nonstatutory stock options and the recipients, and when and at what exercise price the options will be granted. On November 13, 1998, Financial Intranet appointed Steven S. Weller, Michael Sheppard and Joseph F. Engelberger to constitute the compensation committee to administer the plan.

The exercise price of all incentive stock options granted under the plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of Financial Intranet's common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of Financial Intranet's common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

The exercise price of all non-statutory stock options granted under the plan must be at least equal to the 85% of the fair market value of such shares on the date of the grant

As of today, no options have been granted under the plan, and none may be until such time as the shareholders of Financial Intranet increase the amount of authorized shares under the Company's Articles of Incorporation.

Option/SAR Grant Table

         The table below sets forth the following information with respect to options granted to the named executive officers during fiscal year 1999 and the potential realizable value of such option grants (1) the number of shares of common stock underlying options granted during the year, (2) the percentage that such options represent of all options granted to employees during the year, (3) the exercise price, and (4) the expiration date.

              OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS

                                                                Percent of Total
                                                Number of        Options Granted
                                               Securities        to Employees In
                                               Underlying       Fiscal Year Ended     Exercise or Base      Expiration
Name                                         Options Granted    December 31, 1999    Price Per ($/Share)       Date
----                                         ---------------    -----------------    -------------------    ----------

Ben B. Stein..............................         None                 N/A                    N/A              N/A
Michael Sheppard..........................         None                 N/A                    N/A              N/A
Maura Marx................................         None                 N/A                    N/A              N/A

Option Exercises and Values for 1999

         The table below sets forth the following information with respect to option exercises during fiscal 1999 by each of the named executive officers and the status of their options at December 31, 1999 (1) the number of shares of common stock acquired upon exercise of options during fiscal 1999, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at December 31, 1999, and (4) the aggregate dollar value of in-the-money exercisable options at December 31, 1999.

                                   AGGREGATED
                       OPTION VALUES ON December 31, 1999


                                                        Number of Securities                   Value of Unexercised
                                                       Underlying Unexercised                  In-the-Money Options
                                                         Options at 12/31/99                      at 12/31/99(1)
                                 ----------------------------------------------------------------------------------
      Name                       Exercisable              Unexercisable              Exercisable      Unexercisable
-------------------------------------------------------------------------------------------------------------------
      Ben B. Stein                1,620,315                     0                      91,007               0
      Michael Sheppard            2,231,352                     0                      55,784               0
      Maura Marx                  1,350,495                     0                      33,762               0
      Corey Rinker                    0                     1,750,000                     0                 0



1. Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0.215, the average of the high and low bids for our common stock price on the OTC Bulletin Board on December 31, 1999.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners

         The following tabulation shows the security ownership as of March 31, 2000 of (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. As of March 31, 2000, we had 43,981,244 shares of common stock issued and outstanding.

         Name & Address            Number of Shares Owned       Percent of Class
                                                                ----------------


    Ben B. Stein (1)               4,147,402                    8.8%
    c/o Financial Intranet
    116 Radio Circle
    Mt. Kisco, NY 10549

    Michael Sheppard (2)           2,732,177
    c/o Financial Intranet                                      5.9%
    116 Radio Circle
    Mt. Kisco, NY 10549

    Maura Marx (3)                 1,817,346                    4.0%
    c/o Financial Intranet
    116 Radio Circle
    Mt. Kisco, NY 10549

    Joseph Engelberger (4)         10,000                       *
    c/o Financial Intranet
    116 Radio Circle
    Mt. Kisco, NY 10549

    Steven Weller (5)              10,000                       *
    c/o Financial Intranet
    116 Radio Circle
    Mt. Kisco, NY 10549

    Corey Rinker (6)               None                         0
    c/o Financial Intranet
    116 Radio Circle
    Mt. Kisco, NY 10549
    All Officers and Directors
    as a Group (5 Persons)         8,716,925                    17.1%

         * Represents an amount less than one (1%) percent.

(1) Includes 1,000,000 shares owned by Financial Intranet Holdings Inc., a company wholly owned by Mr. Stein and shares and options to purchase 1,620,315 shares at an exercise price of $ .19 per share. Does not include 183,000 shares owned by Mr. Stein's children, 80,000 shares owned by his wife of 300,000 shares owned by Mr. Stein's mother and sister, all of which Mr. Stein disclaims any beneficial interest.

(2) Includes options to purchase 2,231,352 shares at an exercise price of $ .19 per share

(3) Includes options to purchase 1,350,491 shares at an exercise price of $ .19 per share.

(4) Includes options to purchase 10,000 shares at an exercise price of $ .725 per share.

(5) Includes options to purchase 10,000 shares at an exercise price of $ .60 per share.

(6) Does not include options to purchase 1,750,000 shares at an exercise price of $ .10 per share, which options vest over three years commencing August 2000..


Item 12.      Certain Relationships and Related Transactions

On February 8, 1999, Financial Intranet issued a 7% convertible promissory note in the principal amount of $600,000. The principal amount of $240,000 was payable on demand on March 10, 1999 and the principal amount of $360,000 was payable on demand on May 9, 1999. The promissory note was convertible into common stock at a conversion price equal to the lesser of:

         75% of the average of the five lowest closing bid prices of common stock during the 30 trading days ending on the trading day immediately preceding the conversion date, or

         $.40 per share.

Mr. Ben Stein personally guaranteed Financial Intranet's obligations under the convertible promissory note in the principal amount of $600,000 issued in February 1999 and pledged 1,500,000 restricted shares of common stock as collateral security for such obligations. The lender received 600,000 of the pledged shares in March 1999 in satisfaction of payment of the principal amount of $240,000 and 900,000 of the pledged shares in May 1999 in satisfaction of payment of the principal amount of $360,000 based on a conversion price of $.40 per share. Financial Intranet issued 1,500,000 shares of common stock to Mr. Stein in May 1999 to replace the pledged shares.

On March 3, 1999, Mr. Stein applied $167,140 owed to him by Financial Intranet in lieu of cash payment to purchase 879,685 shares of common stock under options with an exercise price of $.19 per share. The $167,140 owed to Mr. Stein consisted of $109,500 in accrued compensation from 1998 and two promissory notes in the principal amount of $56,889 and all accrued interest.

Messrs. Stein and Sheppard and Ms. Marx personally guaranteed Financial Intranet's obligations under the convertible promissory note in the principal amount of $500,000 issued in July 1999. Mr. Stein pledged 924,517 restricted shares of common stock, Mr. Sheppard pledged 96,151 restricted shares of common stock and Ms. Marx pledged 101,844 restricted shares of common stock as collateral security for such obligations. The pledged stock was released upon conversion of the principal amount of the note and all accrued interest in January 2000.

Messrs. Stein and Sheppard and Ms. Marx were granted 197,402, 205,825 and 208,409 shares of stock, respectively, in January 1999 for services rendered.

                                     PART IV

Item 13.      Exhibits, Lists and Reports on Form 8-K


(a)(1)                    Financial Statements                          Page
                                                                       Number

         Reports of Independent Certified Public Accountants             F-1
         Balance Sheets                                                  F-3
         Statements of Operations                                        F-4
         Statements of Stockholders' Equity                              F-5
         Statements of Cash Flows                                        F-7
         Notes to Financial Statements                                   F-9

Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal year ended December 31,1999

(c)  Exhibits

Exhibit
Number   Description

Note that all Exhibits listed below have been previously filed with Registrants Registration Statement, with the exception of Exhibit 10.19 which has been previously filed with Registrants 8K filed April 11, 2000.

3.1 --   Registrant's Restated Articles of Incorporation dated December 22, 1998
3.2 --   Registrant's By-laws
4.1 --   Form of Common Stock Certificate
4.2 --   1998 Stock Option Plan
5.1 --   Opinion of McLaughlin & Stern, LLP
10.1 --  Letterregarding purchase of Wee Wees, Inc. dated October 9, 1996.
10.2 -- Employment Agreement dated as of September 12, 1997 between Registrant and Michael Sheppard.
10.3 -- Employment Agreement dated as of September 12, 1997 between Registrant and Ben B. Stein.
10.4 --  Employment Agreement dated as of September 12, 1997 between
         Registrant and Maura Marx.
10.5 --  Amendment to Employment Agreement
         dated as of December 15, 1998 between Registrant and Michael Sheppard.
10.6 -- Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Maura Marx.
10.7 --  Consulting Agreement dated as of February 27, 1997 between
         Registrant and Michael Sheppard.
10.8 --  Promissory Note issued by Registrant to investor on December 31,
         1998 in connection with private placement.
10.9 -- Warrant issued by Registrant to investor on December 31, 1998 in connection with private placement.
10.10 -- Subscription agreement between Registrant and investor in private placement on December 31, 1998.
10.11 -- Subscription agreement between Registrant and investor in private placement on February 8, 1999.
10.12 -- Warrant issued by Registrant to investor on February 8, 1999 in connection with private placement.
10.13 -- Form of Warrant certificate issuable by Registrant to investor upon subsequent installments due under private placement.
10.14 -- Guaranty executed by Ben B. Stein on February 8, 1999 in connection with private placement.
10.15 -- Stock Pledge Agreement executed by Ben B. Stein on February 8, 1999 in connection with private placement.
10.16 -- Service Agreement between the Registrant and Siemens dated December 30, 1998.
10.17 -- Warrant issued by Registrant to Cardinal Capital Management on December 31, 1998 in connection with private placement.
10.18 -- Warrant issued by Registrant to Josephberg Grosz & Co. on December 31, 1998 in connection with private placement.
10.19 - Asset Purchase Agreement by and between Registrant and Longyin Network Technology Co., Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2000


                            Financial Intranet, Inc.



                            By: /s/ Michael Sheppard
                                --------------------
                                Michael Sheppard
                                Chairman of the Board of Directors,
                                President and Chief Operating Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


    Name                                                               Position                             Date

    By: /s/   Michael Sheppard                         Chairman of the Board of Directors,              April 13, 2000
                                                       President and Chief Operating Officer

    By: /s/   Maura Marx                               Executive Vice President and Secretary           April 13, 2000

    By: /s/   Corey Rinker                             Vice President and Chief Financial Officer       April 13, 2000

    By: /s/   Steven Weller                            Director                                         April 13, 2000

    By: /s/   Joseph Engelberger                       Director                                         April 13, 2000


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Financial Intranet, Inc.
Mt. Kisco, New York

We have audited the accompanying balance sheet of Financial Intranet, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and the amounts for such year included in the period from December 17, 1996 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements enumerated above present fairly, in all material respects, the financial position of Financial Intranet, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year then ended and the amounts for such year included in the period from December 17, 1996 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is in the development stage and has experienced significant losses since its inception. In addition, the Company has a negative working capital at December 31, 1999 and the continuation of the business is also dependent upon the Company obtaining additional financing. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note A. The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

/s/ Richard A. Eisner & Company, LLP

New York, New York
March 3, 2000

With respect to Note A[2] and Note J
March 27, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Financial Intranet, Inc.
(a Development Stage Company)


We have audited the accompanying balance sheet of Financial Intranet, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and for the period from December 17, 1996 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Financial Intranet, Inc. (a Development Stage Company) as of December 31, 1998, and the results of its operations, changes in stockholders' equity and its cash flows for the year then ended and the amounts for the period from December 17, 1996 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A(2) to the financial statements, the Company is in the development stage and has experienced significant losses since its inception. In addition, the Company has a negative working capital at December 31, 1998 and the continuation of the business is also dependent upon the Company's private placement and public offering being successful. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note A(2). The accompanying financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

/s/ REMINICK, AARONS & COMPANY, LLP

New York, New York
March 5, 1999

FINANCIAL INTRANET, INC.
(a development stage company)

Balance Sheets

                                                                     December 31,
                                                               --------------------------

                                                                  1999           1998
                                                               -----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                                   $    91,368    $   149,225
   Accounts receivable                                              66,793         44,070
   Due from officers                                                                5,074
   Prepaid expenses                                                  9,274          4,378
                                                               -----------    -----------

      Total current assets                                         167,435        202,747

Property and equipment, net                                        692,414        961,195
Deferred offering costs                                                            79,991
Deferred debt issuance costs                                       394,747         55,000
Capitalized software development costs, net                         30,378         88,058
Other assets                                                        33,259         26,157
                                                               -----------    -----------

                                                               $ 1,318,233    $ 1,413,148
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $   234,340    $   621,457
   Accrued interest                                                 50,401        150,110
   Accrued payroll and payroll taxes                                28,434
   Loan payable - officer/stockholder                               39,371         98,618
   Deferred rent                                                    13,201
                                                               -----------    -----------

      Total current liabilities                                    365,747        870,185

Notes payable                                                      588,125        500,000
                                                               -----------    -----------

      Total liabilities                                            953,872      1,370,185
                                                               -----------    -----------

Commitments and contingency

Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized,
   29,831,195 and 20,561,048 shares issued and outstanding
   December 31, 1999 and 1998, respectively                         29,831         20,561
Additional paid-in capital                                       7,509,473      4,079,186
Accumulated deficit during the development stage                (6,685,935)    (2,993,906)
Less:  deferred compensation cost                                 (489,008)    (1,062,878)
                                                               -----------    -----------

      Total stockholders' equity                                   364,361         42,963
                                                               -----------    -----------

                                                               $ 1,318,233    $ 1,413,148
                                                               ===========    ===========

See notes to financial statements

FINANCIAL INTRANET, INC.
(a development stage company)

Statements of Operations

                                                                                               Period From
                                                                                               December 17,
                                                                                                  1996
                                                                                               (Inception)
                                                                  Year Ended December 31,        Through
                                                               ----------------------------    December 31,
                                                                   1999             1998           1999
                                                               -----------      -----------    -----------

Revenue                                                        $    73,672      $    89,169    $   162,841
                                                               -----------      -----------    -----------
Operating costs and expenses:
   Cost of revenue                                                  98,546          163,033        261,579
   Selling, general and administrative expenses                  1,356,248        1,038,755      3,233,509
   Depreciation and amortization                                   340,608          129,413        470,021
   Stock compensation expense                                      508,075          897,808      1,419,155
                                                                -----------      -----------    -----------

                                                                 2,303,477        2,229,009      5,384,264
                                                               -----------      -----------    -----------

Loss from operations                                            (2,229,805)      (2,139,840)    (5,221,423)
                                                               -----------      -----------    -----------

Other income (expense):
   Interest income                                                   5,918            4,140         12,533
   Interest expense                                             (1,466,596)          (6,278)    (1,475,499)
   Other                                                            (1,546)          (1,546)
                                                               -----------      -----------    -----------

                                                                (1,462,224)          (2,138)    (1,464,512)
                                                               -----------      -----------    -----------

Net loss                                                       $(3,692,029)     $(2,141,978)   $(6,685,935)
                                                               ===========      ===========    ===========

Basic and diluted net loss per share                                $(0.15)          $(0.12)
                                                                    ------           ------

Number of shares used in calculating basic and diluted
   net loss per share                                           23,821,346       18,328,984
                                                                ==========       ==========

See notes to financial statements

FINANCIAL INTRANET, INC.
(a development stage company)

Statements of Changes in Stockholders' Equity (Deficit)
For the Period From December 17, 1996 (Inception) to December 31, 1999



                                                                              Additional
                                                                               Paid-in       Subscriptions
                                                     Shares        Amount      Capital        Receivable
                                                  ------------   ---------   ------------    -------------
Balance - December 17, 1996 (inception)              3,700,000   $   3,700   $     20,900
December 17, 1996 - issuance of stock in lieu
of services by director of former company
(Wee-Wees, Inc.)                                        40,000          40            (40)
December 20, 1996 - issuance of stock in lieu
of $10,000 in consulting fees                          240,000         240          9,760
Net loss
                                                  ------------   ---------   ------------

Balance - December 31, 1996                          3,980,000       3,980         30,620
February 29, 1997 - issuance of stock in lieu
of compensation to key executives                    4,250,000       4,250        148,500
May 1997 through December 31, 1997 - private
placement                                            6,904,228       6,904        877,823      $ (75,000)
August 4, 1997 - issuance of stock in lieu of
$6,500 in promotional fees                             100,000         100          6,400
September 1997 - issuance of stock to employees
and increase in additional paid-in capital
resulting from stock options granted                    40,000          40        243,594
November 15, 1997 - issuance of stock per
nondilution provisions of consulting agreement         315,000         315           (315)
Net loss
                                                  ------------   ---------   ------------    -----------

Balance - December 31, 1997                         15,589,228      15,589      1,306,622        (75,000)
January 1998 - issuance of stock subscribed in
1997                                                   400,000         400         29,600         75,000
January - July 1998 - issuance of stock per
nondilution provisions of consulting agreement         346,742         347           (347)
May - December 1998 - issuance of stock in lieu
of services                                            309,249         309         96,317
June and July 1998 - promissory notes converted      1,070,800       1,071        463,930
June and October 1998 - private placement            1,237,666       1,238        443,262
June 11, 1998 - issuance of stock in lieu of
fees on June 1998 private placement                     38,393          38            (38)
July 17, 1998 - issuance of stock to release
security interest in certain equipment                 500,000         500        314,500
October 15, 1998 - issuance of stock in lieu of
fees on 1997 private placement                          68,970          69            (69)
October 15, 1998 - issuance of stock resulting
from exercise of warrants                            1,000,000       1,000        159,000
Increase in additional paid-in capital
resulting from stock options and warrants
granted                                                                         1,266,409
Net loss
                                                  ------------   ---------   ------------    -----------

Balance - December 31, 1998  (carried forward)      20,561,048      20,561      4,079,186              0


                                                                     Accumulated
                                                                       Deficit
                                                       Deferred       During the
                                                        Stock        Development
                                                     Compensation        Stage          Total
                                                     ------------    ------------    ------------
Balance - December 17, 1996 (inception)                              $    (24,738)   $       (138)
December 17, 1996 - issuance of stock in lieu
of services by director of former company
(Wee-Wees, Inc.)                                                                                0
December 20, 1996 - issuance of stock in lieu
of $10,000 in consulting fees                                                              10,000
Net loss                                                                   (9,760)         (9,760)
                                                                     ------------    ------------

Balance - December 31, 1996                                               (34,498)            102
February 29, 1997 - issuance of stock in lieu
of compensation to key executives                                                         152,750
May 1997 through December 31, 1997 - private
placement                                                                                 809,727
August 4, 1997 - issuance of stock in lieu of
$6,500 in promotional fees                                                                  6,500
September 1997 - issuance of stock to employees
and increase in additional paid-in capital
resulting from stock options granted                 $  (230,322)                          13,312
November 15, 1997 - issuance of stock per
nondilution provisions of consulting agreement                                                  0
Net loss                                                                 (817,430)       (817,430)
                                                     -----------     ------------    ------------

Balance - December 31, 1997                             (230,322)        (851,928)        164,961
January 1998 - issuance of stock subscribed in
1997                                                                                      105,000
January - July 1998 - issuance of stock per
nondilution provisions of consulting agreement                                                  0
May - December 1998 - issuance of stock in lieu
of services                                                                                96,626
June and July 1998 - promissory notes converted                                           465,001
June and October 1998 - private placement                                                 444,500
June 11, 1998 - issuance of stock in lieu of
fees on June 1998 private placement                                                             0
July 17, 1998 - issuance of stock to release
security interest in certain equipment                                                    315,000
October 15, 1998 - issuance of stock in lieu of
fees on 1997 private placement                                                                  0
October 15, 1998 - issuance of stock resulting
from exercise of warrants                                                                 160,000
Increase in additional paid-in capital
resulting from stock options and warrants
granted                                                 (832,556)                         433,853
Net loss                                                               (2,141,978)     (2,141,978)
                                                     -----------     ------------    ------------

Balance - December 31, 1998  (carried forward)        (1,062,878)      (2,993,906)         42,963







FINANCIAL INTRANET, INC.
(a development stage company)

Statements of Changes in Stockholders' Equity (Deficit)
For the Period From December 17, 1996 (Inception) to December 31, 1999
(continued)

                                                                                       Additional
                                                                                         Paid-in     Subscriptions
                                                              Shares        Amount       Capital      Receivable
                                                           ------------   ---------   ------------   -------------
Balance - December 31, 1998 (brought forward)                20,561,048   $  20,561   $  4,079,186     $       0
January 1, 1999 - warrants issued in connection with
private placement of debt                                                                  148,242
January 1, 1999 - issuance of warrants and beneficial
conversion feature on debt financing                                                       500,000
January 7, 1999 - issuance of stock in lieu of fees on
December 1998 private placement                                  25,000          25         14,725
January 21, 1999 - issuance of stock to principals in
consideration for employment services                           611,636         611        458,115
January 25, 1999 - issuance of stock resulting from
exercise of warrants                                              5,812           6             (6)
February 8, 1999 - warrants issued in connection with
private placement of debt                                                                  197,794
February 8, 1999 - issuance of warrants and beneficial
conversion feature on debt financing                                                       600,000
February 28, 1999 - warrants issued in connection with
private placement of debt                                                                   43,720
March 3, 1999 - issuance of stock to Founder for
exercise of options                                             879,685         880        166,260
March 3, 1999 - issuance of stock in lieu of fees on
February 1999 private placement                                  30,000          30         33,870
March 10, 1999 - issuance of stock upon conversion of
notes                                                           600,000         600        239,400
April 27, 1999 - warrants issued for consulting services                                   148,103
April 28, 1999 - issuance of stock in lieu of legal fees         11,111          11          9,989
May 9, 1999 - issuance of stock upon conversion of notes        900,000         900        359,100
July 20, 1999 - beneficial conversion feature of debt
financing                                                                                  166,667
July 20, 1999 - warrants issued in connection with
private placement of debt                                                                   64,148
October 5, 1999 - issuance of stock as result of debt
conversion                                                      182,315         182         50,684
October 8, 1999 - issuance of stock pursuant to public
offering                                                      2,545,455       2,545        298,926
October 20, 1999 - issuance of stock in lieu of fees in
connection with private placement of debt and public
offering                                                         70,910          71         21,984
November 5, 1999 - issuance of stock in lieu of legal
fees                                                            145,455         146         21,877
November 23, 1999 - issuance of stock upon conversion of
notes                                                         1,250,000       1,250        120,625
December 27, 1999 - issuance of stock in lieu of legal
fees                                                            150,000         150         33,768
December 31, 1999 - issuance of stock upon conversion of
notes                                                         1,862,768       1,863        246,817
Amortization of compensatory stock options
Cancellation of debt by shareholder                                                         10,000
Cancellation of stock options                                                             (524,521)
Net loss
                                                           ------------   ---------   ------------   -----------

Balance - December 31, 1999                                  29,831,195   $  29,831   $  7,509,473     $       0
                                                           ============   =========   ============     =========


                                                                           Accumulated
                                                                             Deficit
                                                            Deferred       During the
                                                             Stock         Development
                                                          Compensation        Stage          Total
                                                          ------------    ------------   ------------
Balance - December 31, 1998 (brought forward)             $ (1,062,878)   $ (2,993,906)  $     42,963
January 1, 1999 - warrants issued in connection with
private placement of debt                                                                     148,242
January 1, 1999 - issuance of warrants and beneficial
conversion feature on debt financing                                                          500,000
January 7, 1999 - issuance of stock in lieu of fees on
December 1998 private placement                                                                14,750
January 21, 1999 - issuance of stock to principals in
consideration for employment services                                                         458,726
January 25, 1999 - issuance of stock resulting from
exercise of warrants                                                                                0
February 8, 1999 - warrants issued in connection with
private placement of debt                                                                     197,794
February 8, 1999 - issuance of warrants and beneficial
conversion feature on debt financing                                                          600,000
February 28, 1999 - warrants issued in connection with
private placement of debt                                                                      43,720
March 3, 1999 - issuance of stock to Founder for
exercise of options                                                                           167,140
March 3, 1999 - issuance of stock in lieu of fees on
February 1999 private placement                                                                33,900
March 10, 1999 - issuance of stock upon conversion of
notes                                                                                         240,000
April 27, 1999 - warrants issued for consulting services                                      148,103
April 28, 1999 - issuance of stock in lieu of legal fees                                       10,000
May 9, 1999 - issuance of stock upon conversion of notes                                      360,000
July 20, 1999 - beneficial conversion feature of debt
financing                                                                                     166,667
July 20, 1999 - warrants issued in connection with
private placement of debt                                                                      64,148
October 5, 1999 - issuance of stock as result of debt
conversion                                                                                     50,866
October 8, 1999 - issuance of stock pursuant to public
offering                                                                                      301,471
October 20, 1999 - issuance of stock in lieu of fees in
connection with private placement of debt and public
offering                                                                                       22,055
November 5, 1999 - issuance of stock in lieu of legal
fees                                                                                           22,023
November 23, 1999 - issuance of stock upon conversion of
notes                                                                                         121,875
December 27, 1999 - issuance of stock in lieu of legal
fees                                                                                           33,918
December 31, 1999 - issuance of stock upon conversion of
notes                                                                                         248,680
Amortization of compensatory stock options                     154,254                        154,254
Cancellation of debt by shareholder                                                            10,000
Cancellation of stock options                                  419,616                       (104,905)
Net loss                                                                    (3,692,029)    (3,692,029)
                                                          ------------    ------------   ------------

Balance - December 31, 1999                               $   (489,008)   $ (6,685,935)  $    364,361
                                                          ============    ============   ============

FINANCIAL INTRANET, INC.
(a development stage company)

Statements of Cash Flows

                                                                                                               Period From
                                                                                                               December 17,
                                                                                                                   1996
                                                                                                               (Inception)
                                                                                                                 Through
                                                                                 Year Ended December 31,       December 31,
                                                                                 1999             1998             1999
                                                                            -------------     -------------    ------------
Cash flows from operating activities:
   Net loss                                                                 $  (3,692,029)    $  (2,141,978)   $  (6,685,935)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                             340,608           129,413          470,021
        Reserve for bad debts                                                                        41,200           41,200
        Consulting services and professional fees paid by issuance
           of common stock                                                        427,989            90,626          712,403
        Compensation expense resulting from common stock and
           stock options granted                                                  508,075           897,808        1,419,155
        Interest expense and debt issuance costs resulting from the
           issuance of common stock and warrants                                1,415,964                          1,415,964
        Changes in operating assets and liabilities:
           Accounts receivable                                                    (22,723)          (44,070)         (66,793)
           Prepaid expenses                                                        (4,896)              315           (9,274)
           Other assets                                                            (7,102)           (2,384)         (33,259)
           Accounts payable and accrued liabilities                              (387,117)          481,165          291,208
           Accrued interest                                                       (99,709)          150,110           50,401
           Accrued payroll and payroll taxes                                       28,434                            (28,434)
           Deferred rent                                                           13,201                             13,201
           Accrued interest converted into common stock                             9,546                              9,546
                                                                            -------------     -------------    -------------

              Net cash used in operating activities                            (1,469,759)         (397,795)      (2,400,596)
                                                                            -------------     -------------    -------------

Cash flows from investing activities:
   Purchase of property and equipment                                              68,114          (833,128)      (1,000,726)
   Capitalized software development costs                                          (3,510)          (41,551)        (113,336)
   Notes receivable advances                                                                                         (41,200)
                                                                            -------------     -------------    -------------

              Net cash provided by (used in) investing activities                  64,604          (874,679)      (1,155,262)
                                                                            -------------     -------------    -------------

Cash flows from financing activities:
   Repayments of loan                                                                               (47,250)
   Proceeds from issuance of promissory notes                                   1,220,000         1,500,000        2,720,000
   Payment of financing fees                                                                       (156,000)        (226,523)
   Proceeds from issuance of common stock                                         181,471            37,500        1,099,221
   Deferred offering costs                                                                          (55,991)         (55,991)
   Collection of stock subscriptions receivable                                                      70,000           70,000
   Proceeds from issuance of warrants                                                                 1,046            1,046
   Loans from officer                                                               5,074            15,336
   Advances from (payment to) officers                                            (59,247)           55,129           39,371
   Cash acquired at inception                                                                                            102
                                                                            -------------     -------------    -------------

              Net cash provided by financing activities                         1,347,298         1,419,770        3,647,226
                                                                            -------------     -------------    -------------

Net (decrease) increase in cash and cash equivalents                              (57,857)          147,296           91,368
Cash and cash equivalents - beginning                                             149,225             1,929          151,256
                                                                            -------------     -------------    -------------

Cash and cash equivalents - ending                                          $      91,368     $     149,225    $     242,624
                                                                            =============     =============    =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                   $       3,438     $       4,167    $       9,230

FINANCIAL INTRANET, INC.
(a development stage company)

Statements of Cash Flows
(continued)

Supplemental disclosure of cash flow information:  (continued)
   Noncash investing and financing activities:
      The following noncash transactions occurred during the year ended December
        31, 1997:
        4,250,000 shares of the Company's common stock were issued to three (3) key executives in lieu of $152,750 for executive compensation and consulting fees
        100,000 shares of the Company's common stock were issued to outside consultants in lieu of $6,500 in promotional fees
        315,000 shares of the Company's common stock valued at $315 were issued at par value to outside consultants in accordance with the anti-dilution provisions of the consulting agreement entered into by the Company in December 1996
        Additional paid-in capital was increased by $243,594 and deferred compensation of $230,322 was recorded resulting from stock options granted
      The following noncash transactions occurred during the year ended December
        31, 1998:
        309,249 shares of the Company's common stock were issued to outside consultants in lieu of 90,626 in services and $16,000 in deferred offering costs, which represented the fair market value of services rendered
        1,000,000 shares of the Company's common stock in exchange for $10,000 were issued to an independent consultant (as discussed in Note F) for providing various marketing, sales, general, and public relations consulting services over a 24 month period. This amount represented the excess of the market price of the Company's common stock at date of grant over the exercise price
        346,742 shares of the Company's common stock at par value were issued to outside consultants in accordance with the anti-dilution provisions of the consulting agreement entered into by the Company which terminated in July 1998
        500,000 shares valued at $315,000 were issued to an outside facilitator as a settlement to release its security interest in certain of the Company's equipment. This amount represented the fair market value of the common stock issued at the date of settlement
      The following noncash transactions occurred during the year ended December
        31, 1999:
        12,500 shares of the Company's common stock were issued at par value each to two financial advisors as part of their fees for structuring a December 1998 private placement
        611,636 shares of the Company's common stock were issued to three principals of the Company in consideration for employment services valued at $458,726
        5,812 shares of the Company's common stock were issued to a financial advisor for exercise of warrants
        15,000 shares of the Company's common stock were issued to each of two financial advisors as part of their fees for structuring a February 1999 private placement
        879,685 shares of the Company's common stock were issued to Barry Stein for aggregate consideration of $167,140 in payroll and officers loans owed by the Company, upon exercise of options
        600,000 shares of the Company's common stock were issued to an investor as a result of a debt conversion
        Additional paid-in capital was decreased by $524,521 and stock compensation costs were credited for $104,905 as a result of an amended contract for the founder wherein the Company cancelled stock options to purchase 1,140,262 shares of common stock previously granted in 1998 at an exercise price of $.19 per share
        A credit in the amount of $81,081 was received from a vendor as an adjustment to the purchase price of certain computer equipment and the balance due to the vendor
        11,111 shares of the Company's common stock valued at $10,000 were issued in payment of legal fees
        900,000 shares of the Company's common stock were issued to an investor as a result of a debt conversion
        182,315 shares of the Company's common stock were issued to an investor as a result of a debt conversion
        70,910 shares of the Company's common stock were issued to a financial advisor for services in structuring a private placement of debt and public offering of securities
        145,455 shares of the Company's common stock valued at $22,023 were issued in payment of legal fees.
        1,250,000 shares of the Company's common stock were issued to an investor as a result of a debt conversion
        150,000 shares of the Company's common stock valued at $33,918 were issued in payment of legal fees.
        1,862,768 shares of the Company's common stock were issued to an investor as a result of a debt conversion


See notes to financial statements

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note A - Summary of Significant Accounting Policies

[1]    Description of business:

       Financial Intranet, Inc. (the "Company"), formerly Wee Wees, Inc. (which was formerly Alexis & Co.) is a Nevada corporation incorporated on December 16, 1993. The founder of the Company acquired all of the outstanding shares of Wee Wees, Inc. and commenced the Company's current business on December 17, 1996. The Company provides a secure on-demand proprietary network (intranet) for broker-dealers and their registered representatives. The network is designed to provide updated training and data information concerning, among other things, those mutual funds planning to participate in the Company's network. In addition, the Company has developed an Internet presence accessible to the general public, to highlight the Company's clients. It is the Company's plan to connect over 500 U.S. broker-dealer locations and subsequently provide local access ports in various cities around the world. The Company has not yet generated significant revenue from its planned operations and is therefore considered to be a development stage company. The Company's revenues through December 31, 1999 have been from the resale of telephone usage.

[2]    Basis of presentation:

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 1999 and 1998, the Company has negative working capital of $324,437 and $667,438, respectively. As the Company is still in the development stage and has experienced significant losses since its inception, there is substantial doubt that it will be able to continue as a going concern without additional funding. In March 2000, the Company raised an additional $1,750,000 in equity financing and management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

[3]    Cash and cash equivalents:

       The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

[4]    Property and equipment:

       Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated lives of the assets, which range from three to five years.

[5]    Debt issuance costs:

       Debt issuance costs are amortized over the life of the debt.

[6]    Capitalized software development costs:

       Capitalized software development costs represent the costs of developing and enhancing an Internet presence on the Company's web site. These costs are being capitalized and amortized on a straight-line basis over their estimated life of two years in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capitalized software development costs was $61,190 and $21,768 for the years ended December 31, 1999 and 1998, respectively.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note A - Summary of Significant Accounting Policies  (continued)

[7]    Revenue recognition:

       Revenue is recognized at the time telephone communications usage is incurred.

[8]    Advertising:

       Advertising and marketing costs are expensed as incurred.

[9]    Income taxes:

       The Company accounts for income taxes in accordance with the asset and liability method of accounting prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

[10]   Earnings (loss) per share:

       Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing that net earnings (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for 1999 and 1998 because their inclusion would be anti-dilutive.

[11]   Stock-based compensation:

       The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

[12]   Effect of recently issued accounting standards:

       The Company does not expect the adoption of recently issued accounting standards to have a material effect on its financial statements or results of operations.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note A - Summary of Significant Accounting Policies  (continued)

[13]   Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note B - Property and Equipment

Property and equipment consists of the following:

                                                         December 31,
                                                  ------------------------
                                                      1999         1998
                                                  -----------  -----------

          Computer equipment                      $ 1,000,726  $ 1,068,840
          Accumulated depreciation                    308,312      107,645
                                                  -----------  -----------

                                                  $   692,414  $   961,195
                                                  ===========  ===========


Note C - Commitments

[1]      Operating leases:

       The Company subleases its office space pursuant to an operating lease expiring in 2004. Rent expense charged to operations was $34,816 and $38,291 for the years ended December 31, 1999 and 1998, respectively.

       Minimum required future rental payments under the operating lease at December 31, 1999 are as follows:

             2000                                    $   58,999
             2001                                        58,999
             2002                                        58,999
             2003                                        58,999
             2004                                        58,999
                                                     ----------

                                                     $  294,995
                                                     ==========

[2]    Employment agreements:

       On September 12, 1997, the Company entered into employment agreements with two key executives, and on August 23, 1999, the Company entered into an employment agreement with a third. The first two agreements were amended in December 1998. The agreements are for a five-year period commencing on September 12, 1997 and a three year period commencing on August 23, 1999, respectively, and may be extended by the Company for an additional three-year period upon written notice six months prior to the third anniversary of the original term. Included in compensation for two of the executives was an option to purchase, at any time while the executive is employed by the Company, additional shares (in addition to any shares previously issued, if any) of the Company's common stock. The purchase price for such shares is equal to eighty percent of the average per share bid price over five working days prior to the signed

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note C - Commitments  (continued)

[2]    Employment agreements: (continued)

       employment agreement. The exercise price for options issued after December 31, 1999 is the market price per share of common stock on the date the Company issues any additional shares of common stock. The options permitted each executive to purchase up to a certain percentage (see below) of the Company's issued and outstanding shares of common stock less: (i) shares previously issued according to consulting agreements, if any; (ii) less any shares previously issued as a result of the exercise of this option; and (iii) less any shares issued in lieu of cash expenses advanced by the executive or accepted as previously earned consulting fees paid to the executive in lieu of cash. All options granted under the employment agreements expire on December 31, 2002, except for earlier dates relative to termination. The value of the options is being charged to compensation expense over the terms of the employment agreements.

       The number of the Company's issued and outstanding common stock for the purpose of calculating the total number of shares which may be purchased by the executive in exercising the option shall be: i) the number of shares issued on the later of the exercise date or any date prior to December 31, 1998, providing that ii) the total number of shares issued as utilized in the calculation of the shares available for purchase under the option shall not exceed the number of shares issued and outstanding at December 31, 1998 as recorded on the Company's stock ledger and as reported by the Company's transfer agent. These options are nontransferable and expire on the last date of the original employment term or any extension thereof (see Note F). The executives and the related provisions of their employment agreement are detailed below:

                                                        Base       Stock Option
                         Executive                     Salary       Percentage
         ----------------------------------------  -------------  --------------
         President and Chief Operating Officer     $    150,000       14.50%
         Executive Vice-President                  $    140,000        9%
         Chief Financial Officer                   $    135,000


       The Chief Financial Officer was issued options to purchase 1,750,000 shares of common stock at $.10 per share in connection with his employment agreement.

[3]    Founder consulting agreement:

       On March 3, 1999, the Company entered into a consulting agreement with the Company's Founder (the "Founder") whereby he will be retained as a consultant to act as Director of Brokerage Sales on a commission only basis through December 31, 2002. The terms of this consulting agreement include commissions payable as a percentage of sales and reimbursement of certain expenses as defined in the agreement. In addition, under the terms of this agreement, the Founder agreed to reduce the number of unexercised options held by him to purchase shares of the Company's common stock from 3,640,262 to 2,500,000 shares at an exercise price of $.19 per share and exercised options with respect to 879,685 of these shares as of March 3, 1999 in exchange for settlement of $167,140 in accrued salary and loans owed to him by the Company reducing the number of outstanding options held by the Founder to 1,620,315.

[4]    Major customers:

       A substantial portion of the Company's revenue and accounts receivable are derived from three customers that, individually, constituted approximately 37.4%, 21.5% and 15.2% of total revenue and accounts receivable in 1999 and 38.3%, 22.0% and 15.6% of revenue in 1998.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note D - Private Placements

The Company had a private placement offering in June 1997 whereby 6,904,228 shares of common stock were issued. The Company had two outstanding subscription agreements from investors totaling $75,000 at December 31, 1997, pursuant to which the Company subsequently issued 400,000 shares of common stock in January 1998.

On May 20, 1998, the Company entered into subscription agreements to issue a total of $500,000 in convertible debentures, due November 20, 1998. The debentures paid 6% interest annually, in cash or in freely trading common stock of the Company, at the Company's option until the principal amount was paid in full or has been converted. The debentures were subject to automatic conversion at the end of six months from the date of issuance based on a formula as defined under the agreements. The holder of the debenture had the right, at their option, to convert the debenture into shares of the Company's common stock at any time before the close of business on the maturity date. The debentures were converted into 1,070,800 shares in June and July 1998.

On June 4, 1998, the Company entered into a Placement Agent Agreement with Corporate Capital Management LLC ("CCM"). The agreement appointed CCM exclusive placement agent of the Company during the offering period as defined in the agreement for the purpose of assisting the Company in the sale of $500,000 (the "Funds") in principal amount of its convertible 12% promissory note due December 1, 1998 (the "Note"). The agreement provided for a cash fee in an amount equal to 10% of the gross proceeds from the sale of the Note plus warrants to purchase 50,000 shares of the Company's common stock. The warrants were exercisable at a price equal to 110% of the bid price for the common stock on the date of closing of the sale of the Note. In conjunction with the agreement to retain CCM as placement agent, on June 4, 1998, the Company entered into a subscription agreement for the Note. The Note was convertible, at the holder's option, at any time, into shares of common stock of the Company. The number of shares of common stock into which the Note could be converted was the lesser of (i) 72.5% of the lowest closing bid price quoted on the over-the-counter Bulletin Board market of the common stock for the five-day trading period ending on the day prior to the conversion date or (ii) the lowest closing bid price quoted on the Bulletin Board of the common stock for the five-day trading period ending on the day prior to the closing of the sale of the Note. The note was converted to 1,352,718 shares of the Company's common stock in June 1998 and 115,052 shares were subsequently cancelled in October 1998.

On December 31, 1998, the Company entered into a subscription agreement for a private placement and received $500,000 in exchange for the issuance of a 7% convertible promissory note in the principal amount of $500,000, and warrants to purchase 1,250,000 shares of the Company's common stock, at an exercise price of $.60 per share. The value of the warrants, $500,000, is being charged to interest expense over the life of the note. The Company paid, on the closing date, fees of $55,000 in connection with the private placement. In addition, the two placement agents, as part of their fees, received 25,000 shares of common stock, warrants to purchase 160,000 shares of common stock at an exercise price of $.64 per share and warrants to purchase 125,000 shares of common stock at an exercise price of $.40 per share. The 25,000 shares were not issued until January 1999. The value of the placement agent shares and warrants $163,000, was accounted for as debt issuance costs and amortized over the term of the debt. In addition, the promissory note was converted at a conversion price equal to 75% of the market value of the Company's common stock. The value attributable to this beneficial conversion feature and the value of the warrants to purchase 1,250,000 shares of common stock, which aggregate value was limited to the proceeds of the private placement of $500,000, was charged to interest expense in 1999.

In November 1999, $121,875 principal amount of the note was converted into 1,250,000 shares of common stock.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note D - Private Placements  (continued)

As of December 31, 1999, the Note had a remaining balance outstanding of $378,125, which was converted by the Holder into 3,946,591 shares of common stock in the first quarter of 2000.

On February 8, 1999, the Company received $600,000 in exchange for $600,000 7% convertible promissory notes and warrants to purchase 1,500,000 shares of common stock at $.40 per share. $240,000 principal amount of the note was converted to 600,000 shares of common stock on March 10, 1999 and $360,000 was converted to 900,000 shares of common stock on May 14, 1999. The note was convertible at the lower of 75% of the market value of the Company's common stock, as defined in the agreement, or $.40 per share. The amount attributable to this beneficial conversion feature and the value of the warrant to purchase 1,500,000 shares of common stock, which aggregate value was limited to the proceeds of the private placement, $600,000, was charged to interest expense in 1999.

The two placement agents, as part of their fee for the February 8, 1999 private placement, each received, on the initial closing date, 15,000 shares of common stock and initial warrants to purchase 75,000 shares of common stock at an exercise price equal to $0.40 per share and otherwise on terms set forth in the common stock purchase warrant and warrants to purchase 40,000 shares of common stock at $.60 per share were issued to an attorney in connection with the private placement. The value of these shares and warrants $275,000, was accounted for as debt issuance costs and amortized over the term of the debt.

On July 20, 1999, the Company issued an 8% convertible promissory note in the principal amount of $500,000 with a maturity date of October 20, 1999, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The conversion price was the lesser of (i) 75% of the average of the five lowest closing bid prices of the common stock during the five trading days immediately preceding the conversion date, or (ii) $.50 per share. The value attributable to this beneficial conversion feature, $166,667, was charged to interest expense in 1999. The promissory note was convertible into common stock at any time after the maturity date at the conversion price. $290,000 was converted into 1,980,067 shares of common stock in 1999 and the remaining $210,000 was converted into 1,944,444 shares in January 2000. In addition, all accrued interest was converted into 76,267 shares of common stock.

The agent for this transaction, as part of its fee, received 20,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $.50 per share of common stock. The value of these shares and warrants, $77,548, was accounted for as debt issuance costs and amortized over the term of the debt.

On September 27, 1999, the Company issued an 8% promissory note in the principal amount of $120,000 with a maturity date of December 26, 1999. There were no warrants or convertible features associated with this promissory note, and the note was fully paid in October 1999 from the proceeds of the Company's public offering (see below).

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note E - Public Offering

In October 1999, the Company's Registration Statement (Form SB-2), initially filed in February 1999, covering the primary offering of common stock by the Company and the offering of common stock by certain selling securityholders became effective. The Company registered under the primary prospectus 10,909,091 shares of common stock, par value $.001 per share, for sale. The selling securityholders registered under an alternate prospectus 7,310,000 shares of common stock underlying the warrants, common stock underlying the convertible promissory notes, shares of common stock previously issued and shares of common stock which were issued upon conversion of certain promissory notes. The shares were offered to the public at an offering price of $.275 per share. As of December 31, 1999, $700,000 was received from the sale of 2,545,455 shares pursuant to this offering. In the first quarter of 2000, an additional $1,750,000 was raised through the sale of 6,363,636 shares pursuant to this Registration Statement (see Note A).

Note F -  Common Stock Warrants and Options

[1] The following common stock warrants are outstanding at December 31, 1999:


                             Number of                                Exercise
                              Shares               Term                Price
                           -------------  ---------------------    -------------

1997 warrants                   15,963    3 years                  $.18 - $.32
                               200,000    5 years                  $7.25

1998 warrants                   20,000    3 years                  $.60 - $.725
                             1,901,667    5 years                  $.40 - $1.20

1999 warrants                  150,000    1 year - 1 1/2 years     $.20
                             2,035,455    5 years                  $.275 - $.60
                            ----------

      Total                  4,323,085
                            ==========

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note F - Common Stock Warrants and Options  (continued)

[2]    Summary information with respect to stock options granted is as follows:

                                          Exercise      Options        Options
                                            Price       Granted      Exercisable
                                         -----------  -----------   ------------

      Balance, January 1, 1997                        -             -
      Activity:
         Options granted                    $.19        4,810,776     4,810,776
                                                      -----------   -----------

      Balance, January 1, 1998              $.19        4,810,776     4,810,776
      Activity:
         Options granted                    $.19        2,411,333     2,411,333
                                                      -----------   -----------

      Balance, January 1, 1999              $.19        7,222,109     7,222,109
      Activity:
         Options granted                    $.10        1,750,000
         Options exercised                  $.19         (879,685)     (879,685)
         Options cancelled                  $.19       (1,140,262)   (1,140,262)
                                                      -----------   -----------

      Balance, December 31, 1999         $.10 - $.19    6,952,162     5,202,162
                                                      ===========   ===========


The Company applies APB 25 in accounting for its stock option plans. Accordingly, stock compensation cost has been recorded based on the intrinsic value of the options only. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 1999 and 1998 would have been impacted as indicated in the following table:

                                                   1999              1998
                                              --------------    --------------

        Net loss as reported                  $   (3,692,029)   $   (2,141,978)

        Pro forma net loss                    $   (3,697,029)   $   (2,067,668)

        Net loss per share as reported            $(0.15)             $(0.12)

        Pro forma net loss per share              $(0.16)             $(0.11)


The above pro forma amount for purposes of SFAS 123 reflect the portion of the estimated fair value of awards earned in 1999 and 1998. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the vesting period of the stock options granted. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effect on pro forma disclosures of future years.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note F - Common Stock Warrants and Options  (continued)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1999          1998
                                                      ---------     ---------

           Expected life of option (in years)            3             5
           Risk-free interest rate                       5.68%         6.23%
           Expected volatility                         186.0%        161.5%
           Expected dividend yield                       0%            0%

The weighted average fair value of options granted during 1999 and 1998 is as follows:

                                                       1999          1998
                                                    ----------    ----------

           Fair value of each option granted           $0.11         $0.24
           Total number of options granted           1,750,000     2,411,333
           Total fair value of options granted      $  199,583    $  578,720

1998 Stock Option Plan

In December 1998, the Company established the 1998 Stock Option Plan ("1998 Plan") which provides for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section ("Non-statutory Stock Options"). The total number of shares of common stock reserved for issuance under the 1998 Plan is 1,500,000. Options to purchase shares may be granted under the 1998 Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Non-statutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company.

The exercise price of all Incentive Stock Options granted under the 1998 Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than 10% of the Company's common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

The exercise price of all Non-statutory Stock Options granted under the 1998 Plan must be at least equal to 85% of the fair market value of such shares on the date of the grant.

No options have been granted pursuant to the 1998 Plan.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note G - Income Taxes

The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $3,000,000, in the aggregate, expiring through 2019, which gives rise to a deferred income tax asset of approximately $1,200,000 at December 31, 1999. In accordance with Section 382 of the Internal Revenue Code utilization of the net operating loss carryfowards may be limited based on ownership changes which have occurred or may occur.

The Company has recorded a 100% valuation allowance on the net deferred tax asset since the ability of the Company to utilize the deferred tax asset is uncertain. The difference between the statutory tax rate of 34% and the effective rate of 0% reflected in the accompanying financial statements is due to the increase in the valuation allowance and due to the nondeductibility of certain interest charges primarily related to the beneficial conversion features of convertible notes.

Note H - Related Party Transactions

Due to Officers:

At December 31, 1998 and 1999, the Company had unsecured notes payable in the amount of $97,004 and $36,115, respectively to an officer/stockholder, due on demand. The promissory notes bear an interest rate of 8% per annum. At December 31, 1998, interest of $1,614 was accrued on this note, and at December 31, 1999, interest of $3,256 was accrued.

Note I - Contingency

On July 23, 1998, H & H Acquisition Corp., individually and on behalf of the Company, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The litigation is in the early stages of discovery and no assurances can be made about the ultimate outcome. However, the Company could be adversely affected if the plaintiff prevails.

In February 1998, a collateral pledge agreement was executed between the Company and two outside parties to arrange for the Company to receive $350,000 to purchase certain network computer and telecommunications equipment. Pursuant to that collateral pledge agreement, the Company granted a first priority security interest to one of the parties (the "facilitator") in order to secure the obligations of the other party (the "borrower") under said agreement. The Company did not receive the contemplated funds, and had to make other arrangements to fund its purchase of the equipment. In July 1998, in order to obtain a release of the security interest in the equipment, the Company issued 500,000 shares of its common stock to the facilitator. The charge to operations with respect to the issuance of the 500,000 shares of common stock was $315,000 for the year ended December 31, 1998.

FINANCIAL INTRANET, INC.
(a development stage company)

Notes to Financial Statements
December 31, 1999 and 1998


Note J - Subsequent Events

On January 14, 2000, a holder of a convertible note elected to convert the balance of the convertible debenture, $210,000, plus accrued interest into 2,020,731 shares of common stock.

On January 19, February 3 and February 23, 2000, a holder of a convertible note elected to convert the balance of the convertible debenture, a total of $378,125, into an aggregate 3,946,591 shares of common stock.

In January and February 2000, the Company issued unsecured 8% promissory notes in the principal amounts of $150,000 and $200,000 respectively, payable on demand.

On March 12, 2000, the Company sold, pursuant to its Registration Statement, 909,091 shares of common stock to an investor for $250,000.

On March 16, 2000, three of the officers of the Company agreed to defer exercising their stock options for 5,331,846 shares of common stock until such time as the Company has sufficient authorized shares to permit such exercise.

On March 27, 2000, the Company sold, pursuant to its Registration Statement, 5,454,545 shares of its common stock to two investors for an aggregate $1,500,000.

On March 27, 2000, the Company purchased certain assets of Longyin Network Technology Co., Ltd., a Chinese Internet content provider. The purchase price was $400,000 plus 1,350,000 shares of common stock (valued at $.93 per share) which was allocated to the assets acquired based on their fair values. The acquired assets include two Internet web sites, an e-mail magazine, and consulting agreements with four individuals.