Form 10QSB
period 2000-03-31
FINANCIAL INTRANET INC/NY
filed 2000-05-15
CIK 1077800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000: 43,981,244

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                            FINANCIAL INTRANET, INC.
                          (A Development Stage Company)

                                   Form 10-QSB

                                      Index

Part I - FINANCIAL INFORMATION

      Item 1. Condensed Financial Statements

            Condensed Balance Sheets at March 31, 2000 (unaudited)
             and December 31, 1999
                                                                             P.3

            Condensed Statements of Operations (unaudited) - For the three months ended March 31, 1999 and March 31, 2000 and for the period December 17, 1996 (Inception) to March 31, 2000
                                                                             P.4

            Condensed Statements of Cash Flows (unaudited) - For the three months ended March 31, 1999 and March 31, 2000 and for the period December 17, 1996 (Inception) to March 31, 2000
                                                                             P.5

            Statement of Changes in Stockholders' Equity (Defecit)
            (unaudited) - For the period from December 17, 1996 (Inception) to March 31, 2000
                                                                             P.7

            Notes to Condensed Financial Statements                          P.9

      Item 2. Management's Discussion and Analysis or Plan of Operation     P.11


Part II - OTHER INFORMATION                                                 P.14


Signatures                                                                  P.15

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                    CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                                March 31,         December 31,
                                     ASSETS                                       2000                1999
                                                                                  ----                ----
                                                                               (unaudited)

Current assets:
            Cash and cash equivalents                                               $1,126,243            $91,368
            Accounts receivable                                                         62,168             66,793
            Prepaid expenses                                                            15,827              9,274
                                                                           ---------------------------------------
Total current assets                                                                 1,204,238            167,436

Property and equipment, net                                                            646,068            692,414
Deferred debt issuance costs                                                                 -            394,747
Capitalized software development costs, net                                             71,878             30,378
Capitalized software costs, net                                                      2,217,500                  -
Other assets                                                                            65,996             33,259
                                                                           ---------------------------------------

Total assets                                                                        $4,205,679         $1,318,233
                                                                           =======================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
            Accounts payable and accrued liabilities                                  $264,374           $326,376
            Note payable                                                               350,000                  -
            Due to officers                                                                  -             39,371
                                                                           ---------------------------------------
Total current liabilities                                                              614,374            365,747

Note payable                                                                                 -            588,125
                                                                           ---------------------------------------

Total liabilities                                                                      614,374            588,125
                                                                           ---------------------------------------

Commitments and contingencies
Stockholders' Equity (Deficit):
Common stock, $.001 par value; 50,000,000 shares authorized, 43,981,244 and 29,831,195 shares issued and outstanding
            March 31, 2000 and December 31, 1999, respectively                          43,981             29,831
Additional paid-in capital                                                          11,544,187          7,509,473
Accumulated deficit during the development stage                                    (7,548,606)        (6,685,935)
Less: Deferred compensation cost                                                      (448,257)          (489,008)
                                                                           ---------------------------------------

Total stockholders' equity (deficit)                                                 3,591,305            364,361
                                                                           ---------------------------------------

Total liabilities and stockholders' equity                                          $4,205,679         $1,318,233
                                                                           =======================================


        See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Period from
                                                                Three Months Ended          December 17, 1996
                                                                     March 31,            (Inception) through
                                                               2000            1999          March 31, 2000
                                                               ----            ----          --------------
                                                                   (Unaudited)                 (Unaudited)

Revenue                                                           $34,559          $6,741            $197,400
                                                         ---------------------------------  ------------------

Operating costs and expenses:
              Cost of revenue                                      35,147          23,341             296,726
              Selling, general and administrative                 341,026         305,414           3,574,535
              Depreciation and amortization                        74,114          66,469             544,135
              Stock compensation                                   40,751         224,436           1,459,906
                                                         ---------------------------------  ------------------

              Total operating costs and expenses                  491,038         619,659           5,875,302
                                                         ---------------------------------  ------------------

 Loss from operations                                            (456,479)       (612,918)         (5,677,902)

Other income (expense):
               Interest income                                      2,736           1,633              15,269
               Interest expense                                  (408,928)       (984,238)         (1,884,427)
               Other                                                    -               -              (1,546)
                                                         ---------------------------------  ------------------

               Total other (expense)                             (406,192)       (982,605)         (1,870,704)
                                                         ---------------------------------  ------------------

Net loss                                                        ($862,671)    ($1,595,523)        ($7,548,606)
                                                         =================================  ==================


Basic and diluted net loss per share                               ($0.03)         ($0.09)
                                                         =================================


Number of shares used in calculating basic
              and diluted net loss per share                   34,510,667      18,328,984
                                                         =================================


See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Period from
                                                                         Three Months Ended        December 17, 1996
                                                                              March 31,             (Inception) to
                                                                         2000           1999        March 31, 2000
                                                                         ----           ----        --------------
                                                                     (Unaudited)                       (Unaudited)

Cash flows from operating activities:
 Net loss                                                            $ (862,671)   $ (1,595,523)     $ (7,548,606)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
       Depreciation and amortization                                     74,114          61,677           544,135
       Reserve for bad debts                                                  -               -            41,200
       Consulting services paid by issuance of common stock              10,000                           722,403
       Compensation expense resulting from                               40,751         462,556         1,459,906
              stock options granted
       Interest expense upon conversion of promissory notes             394,747                         1,810,711

       Changes in operating assets and liabilities:
           Accounts receivable                                            4,625          21,395           (62,168)
           Prepaid expenses                                              (6,553)        (45,436)          (15,827)
           Other assets                                                   3,894          (2,589)          (29,365)
           Accounts payable and accrued liabilities                     (90,258)       (122,393)          200,950
           Accrued interest                                               5,133          13,367            55,534
           Accrued payroll and payroll taxes                             (9,899)       (123,997)          (38,333)
           Deferred rent                                                  2,021                            15,222
           Accrued interest converted into common stock                   8,239                            17,785
                                                                 ------------------------------- -----------------

       Net cash used in operating activities                           (425,857)     (1,330,943)       (2,826,453)
                                                                 ------------------------------- -----------------

 Cash flows from investing activities:
       Purchase of property and equipment                                (4,045)         64,392        (1,004,771)
       Purchase of LNT assets                                          (400,000)                         (400,000)
       Capitalized software development costs                           (59,222)              -          (172,558)
       Notes receivable advances                                        (36,630)                          (77,830)
                                                                 ------------------------------- -----------------

       Net cash provided by (used in) investing activities             (499,897)         64,392        (1,655,160)
                                                                 ------------------------------- -----------------

 Cash flows from financing activities:
       Repayments of loan payable                                                                               -
       Proceeds from issuance of promissory notes                                       360,000         2,720,000
       Proceeds from issuance of demand notes                           350,000
       Payment of financing fees                                        (120,000)                        (346,523)
       Proceeds from issuance of common stock                          1,770,000      1,114,420         2,869,221
       Deferred offering/issuance costs                                                 (72,627)          (55,991)
       Collection of stock subscriptions receivable                                                        70,000
       Proceeds from issuance of warrants                                                                   1,046
       Advances from (payment to) officers                              (39,371)        (56,434)               (0)
       Cash acquired at inception                                                                          71,046
                                                                 ------------------------------- -----------------

       Net cash provided by financing activities                      1,960,629       1,345,358         5,328,798
                                                                 ------------------------------- -----------------

 Net increase in cash and cash equivalents                            1,034,875          78,807           847,187
 Cash and cash equivalents--beginning                                    91,368         149,225             2,031
                                                                 ------------------------------- -----------------

 Cash and cash equivalents--ending                                  $ 1,126,243    $    228,031      $    849,217
                                                                 =============================== =================

 Supplemental disclosure of cash flow information:
       Cash paid during the quarter for interest                    $     4,104    $        339      $      9,230
                                                                 =============================== =================

See Notes to Condensed Financial Statements.

      The following noncash investing and financing transactions occurred during the three months ended March 31, 2000:

      -- 2,020,731 shares of the Company's common stock were issued to an investor as a result of a debt conversion.

      -- 3,946,591 shares of the Company's common stock were issued to an investor as a result of a debt conversion.

      -- 109,091 shares of the Company's common stock were issued to a financial advisor as part of their fees for structuring a March, 2000 equity financing.

      -- 100,000 shares of the Company's common stock valued at $93,000 were issued to a financial advisor as part of their fees for structuring a March, 2000 acquisition. The company issued 1,350,000 shares of common stock valued at $1,255,500 to acquire the assets of LNT.

      -- Warrants to purchase 586,510 shares of the Company's common stock were issued to a financial advisor as part of their fees for structuring a March, 2000 acquisition.

      -- 150,000 shares of the company's common stock was issued for legal fees in lieu of cash.

      -- 10,000 shares of the Company's common stock was issued for consulting services.

      -- Fees to an investment advisor in connection with the structuring of a March, 2000 investment were accrued in the amount of $42,000.

The accompanying notes are an integral part of these financial statements.

FINANCIAL INTRANET, INC.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from December 17, 1996 (Inception) to March 31, 2000


                                                                                                      Additional
                                                                                                       Paid-in     Subscriptions
Description                                                                Shares        Amount        Capital      Receivable
                                                                           ------        ------        -------      ----------
Balance - December 17, 1996 (inception)                                     3,700,000        $3,700       $20,900
December 17, 1996 - issuance of stock in lieu of services
        by director of former company (Wee Wees)                               40,000            40           (40)
December 20, 1996 - issuance of stock in lieu of $10,000 in
        consulting fees                                                        240000           240         9,760
Net Loss
                                                                         ------------  ------------  ------------

Balance--December 31, 1996                                                  3,980,000         3,980        30,620
February 29, 1997--issuance of stock in lieu of compensation
        to key executives                                                   4,250,000         4,250       148,500
May 1997 through December 31, 1997--Private Placement                       6,904,228         6,904       877,823      ($75,000)
August 4, 1997--issuance of stock in lieu of $6,500 in
        promotional fees                                                      100,000           100         6,400
September, 1997--issuance of stock to employees and increase in
        additional paid in capital from stock options granted                  40,000            40       243,594
November 15, 1997--issuance of stock per non-dilution provisions
        of consulting agreement                                               315,000           315          (315)
Net loss                                                                           --            --            --            --
                                                                         ------------  ------------  ------------  ------------

Balance--December 31, 1997.                                                15,589,228        15,589     1,306,622       (75,000)
January, 1998--issuance of stock subscribed in 1997                           400,000           400        29,600         75000
Jan.-July 1998--issuance of stock per non-dilution provisions of
        consulting agreement                                                  346,742           347          (347)
May-Dec., 1998--issuance of stock in lieu of services                         309,249           309        96,317
June and July, 1998--Promissory notes converted                             1,070,800         1,071       463,930
June and October, 1998--Private placement                                   1,237,666         1,238       443,262
June 11, 1998--issuance of stock in lieu of fees on June, 1998
        private placement                                                      38,393            38           (38)
July 17, 1998--issuance of stock to release security interest in
        certain equipment                                                     500,000           500       314,500
October 15, 1998--issuance of stock in lieu of fees on 1997
        private placement                                                      68,970            69           (69)
October 15, 1998--issuance of stock resulting from exercise of
        warrants                                                            1,000,000         1,000       159,000
Increase in additional paid-in capital resulting from stock options
        and warrants granted                                                 --            --           1,266,409
Net loss                                                                     --            --           --            --
                                                                         ------------  ------------  ------------  ------------

Balance--December 31, 1998  (carried forward)                              20,561,048        20,561     4,079,186             0







                                                                                        Accumulated
                                                                                          Deficit
                                                                           Deferred     During the
                                                                            Stock       Development
Description                                                              Compensation      Stage         Total
                                                                         ------------      -----         -----
Balance - December 17, 1996 (inception)                                                    ($24,738)        ($138)
December 17, 1996 - issuance of stock in lieu of services
        by director of former company (Wee Wees)                                                                0
December 20, 1996 - issuance of stock in lieu of $10,000 in
        consulting fees                                                                                    10,000
Net Loss                                                                                     (9,760)       (9,760)
                                                                                        ------------  ------------

Balance--December 31, 1996                                                                  (34,498)          102
February 29, 1997--issuance of stock in lieu of compensation
        to key executives                                                                                 152,750
May 1997 through December 31, 1997--Private Placement                                                     809,727
August 4, 1997--issuance of stock in lieu of $6,500 in
        promotional fees                                                                                    6,500
September, 1997--issuance of stock to employees and increase in
        additional paid in capital from stock options granted               ($230,322)                     13,312
November 15, 1997--issuance of stock per non-dilution provisions
        of consulting agreement                                                                                 0
Net loss                                                                                   (817,430)     (817,430)
                                                                         ------------  ------------  ------------

Balance--December 31, 1997.                                                  (230,322)     (851,928)      164,961
January, 1998--issuance of stock subscribed in 1997                                                       105,000
Jan.-July 1998--issuance of stock per non-dilution provisions of
        consulting agreement                                                                                    0
May-Dec., 1998--issuance of stock in lieu of services                                                      96,626
June and July, 1998--Promissory notes converted                                                           465,001
June and October, 1998--Private placement                                                                 444,500
June 11, 1998--issuance of stock in lieu of fees on June, 1998
        private placement                                                                                       0
July 17, 1998--issuance of stock to release security interest in
        certain equipment                                                                                 315,000
October 15, 1998--issuance of stock in lieu of fees on 1997
        private placement                                                                                       0
October 15, 1998--issuance of stock resulting from exercise of
        warrants                                                                                          160,000
Increase in additional paid-in capital resulting from stock options
        and warrants granted                                                 (832,556)                    433,853
Net loss                                                                                 (2,141,978)   (2,141,978)
                                                                         ------------  ------------  ------------

Balance--December 31, 1998  (carried forward)                              (1,062,878)   (2,993,906)       42,963

FINANCIAL INTRANET, INC.
(a Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the period from December 17, 1996 (Inception) to March 31, 2000



                                                                                                      Additional
                                                                                                       Paid-in     Subscriptions
Description                                                                Shares        Amount        Capital      Receivable
                                                                           ------        ------        -------      ----------
Balance--December 31, 1998 (brought forward)                               20,561,048      $ 20,561   $ 4,079,186    $       -
January 1, 1999--warrants issued in connection with private
        placement of debt                                                                                 148,242
January 1, 1999--issuance of warrants and beneficial conversion
        features on debt financing                                                                        500,000
January 7, 1999--issuance of stock in lieu of fees on December, 1998
        private placement                                                      25,000            25        14,725
January 21, 1999--issuance of stock to principals in consideration
        for employment services                                               611,636           611       458,115
January 25, 1999--issuance of stock resulting from exercise of
        warrants                                                                5,812             6            (6)
February 8, 1999--warrants issued in connection with private
        placement of debt                                                                                 197,794
February 8, 1999--issuance of warrants and beneficial conversion
        features on debt financing                                                                        600,000
February 28, 1999--warrants issued in connection with private
        placement of debt                                                                                  43,720
March 3, 1999--issuance of stock to Founder for exercise of options           879,685           880       166,260
March 3, 1999--issuance of stock in lieu of fees on February, 1999
        private placement                                                      30,000            30        33,870
March 10, 1999--issuance of stock as result of debt conversion                600,000           600       239,400
April 27, 1999 - warrants issued for consulting services                                                  148,103
April 28, 1999--issuance of stock in lieu of legal fees                        11,111            11         9,989
May 9, 1999--issuance of stock upon conversion of notes                       900,000           900       359,100
July 20, 1999 - beneficial conversion feature of debt financing                                           166,667
July 20, 1999--warrants issued in connection with private placement
        of debt                                                                                            64,148
October 5, 1999--issuance of stock as result of debt conversion               182,315           182        50,684
October 8, 1999 - issuance of stock pursuant to public offering             2,545,455         2,545       298,926
October 20, 1999 - issuance of stock in lieu of fees in connection
        with private placement of debt and public offering                     70,910            71        21,984
November 5, 1999--issuance of stock in lieu of legal fees                     145,455           146        21,877
November 23, 1999--issuance of stock upon conversion of notes               1,250,000         1,250       120,625
December 27, 1999--issuance of stock in lieu of legal fees                    150,000           150        33,768
December 31, 1999--issuance of stock upon conversion of notes               1,862,768         1,863       246,817
Amortization of compensatory stock options
Cancellation of debt by shareholder                                                                        10,000
Cancellation of stock options                                                                            (524,521)
Net loss                                                                     --            --           --            --
                                                                         ------------  ------------  ------------  ------------

Balance--December 31, 1999                                                 29,831,195        29,831     7,509,473             0
January 14, 2000 - issuance of stock in lieu of legal fees                    150,000           150        20,850
January 14, 2000--issuance of stock upon conversion of notes                2,020,731         2,021       216,218
January 24, 2000--issuance of stock upon conversion of notes                1,400,000         1,400       124,600
February 4, 2000--issuance of stock upon conversion of notes                1,400,000         1,400       124,600
March 2, 2000--issuance of stock pursuant to consulting contract               10,000            10         9,990
March 2, 2000--issuance of stock upon conversion of notes                   1,146,591         1,147       124,978
March 13, 2000-- issuance of stock pursuant to public offering                909,091           909       249,091
March 17, 2000--issuance of stock resulting from exercise of warrants         100,000           100        19,900
March 28, 2000-- issuance of stock pursuant to public offering              5,454,545         5,455     1,494,545
March 28, 2000-- issuance of stock in lieu of fees in connection
        with public offering                                                  109,091           109          (109)
March 28, 2000-- issuance of stock in connection with LNT
        acquisition                                                         1,350,000         1,350     1,254,150
March 28, 2000-- issuance of stock in lieu of fees in connection
        with LNT acquisition                                                  100,000           100        92,900
March 28, 2000--accrual of fees on March 28 investment                                                    (42,000)
March 28, 2000--fees paid in connection with March 28 investment                                         (120,000)
March 31, 2000--rebooking of debt by shareholder                                                          (10,000)
Amortization of compensatory stock options
Net Loss
                                                                         ------------  ------------  ------------  ------------

Balance--March 31, 2000                                                    43,981,244      $ 43,981  $ 11,069,186  $          -
                                                                         ============  ============  ============  ============


                                                                                        Accumulated
                                                                                          Deficit
                                                                           Deferred     During the
                                                                            Stock       Development
Description                                                              Compensation      Stage         Total
                                                                         ------------      -----         -----
Balance--December 31, 1998 (brought forward)                             $ (1,062,878) $ (2,993,906)     $ 42,963
January 1, 1999--warrants issued in connection with private
        placement of debt                                                                                 148,242
January 1, 1999--issuance of warrants and beneficial conversion
        features on debt financing                                                                        500,000
January 7, 1999--issuance of stock in lieu of fees on December, 1998
        private placement                                                                                  14,750
January 21, 1999--issuance of stock to principals in consideration
        for employment services                                                                           458,726
January 25, 1999--issuance of stock resulting from exercise of
        warrants                                                                                                0
February 8, 1999--warrants issued in connection with private
        placement of debt                                                                                 197,794
February 8, 1999--issuance of warrants and beneficial conversion
        features on debt financing                                                                        600,000
February 28, 1999--warrants issued in connection with private
        placement of debt                                                                                  43,720
March 3, 1999--issuance of stock to Founder for exercise of options                                       167,140
March 3, 1999--issuance of stock in lieu of fees on February, 1999
        private placement                                                                                  33,900
March 10, 1999--issuance of stock as result of debt conversion                                            240,000
April 27, 1999 - warrants issued for consulting services                                                  148,103
April 28, 1999--issuance of stock in lieu of legal fees                                                    10,000
May 9, 1999--issuance of stock upon conversion of notes                                                   360,000
July 20, 1999 - beneficial conversion feature of debt financing                                           166,667
July 20, 1999--warrants issued in connection with private placement
        of debt                                                                                            64,148
October 5, 1999--issuance of stock as result of debt conversion                                            50,866
October 8, 1999 - issuance of stock pursuant to public offering                                           301,471
October 20, 1999 - issuance of stock in lieu of fees in connection
        with private placement of debt and public offering                                                 22,055
November 5, 1999--issuance of stock in lieu of legal fees                                                  22,023
November 23, 1999--issuance of stock upon conversion of notes                                             121,875
December 27, 1999--issuance of stock in lieu of legal fees                                                 33,918
December 31, 1999--issuance of stock upon conversion of notes                                             248,680
Amortization of compensatory stock options                                    154,254                     154,254
Cancellation of debt by shareholder                                                                        10,000
Cancellation of stock options                                                 419,616                    (104,905)
Net loss                                                                                 (3,692,029)   (3,692,029)
                                                                         ------------  ------------  ------------

Balance--December 31, 1999                                                   (489,008)   (6,685,935)      364,361
January 14, 2000 - issuance of stock in lieu of legal fees                                                 21,000
January 14, 2000--issuance of stock upon conversion of notes                                              218,239
January 24, 2000--issuance of stock upon conversion of notes                                              126,000
February 4, 2000--issuance of stock upon conversion of notes                                              126,000
March 2, 2000--issuance of stock pursuant to consulting contract                                           10,000
March 2, 2000--issuance of stock upon conversion of notes                                                 126,125
March 13, 2000-- issuance of stock pursuant to public offering                                            250,000
March 17, 2000--issuance of stock resulting from exercise of warrants                                      20,000
March 28, 2000-- issuance of stock pursuant to public offering                                          1,500,000
March 28, 2000-- issuance of stock in lieu of fees in connection
        with public offering                                                                                    0
March 28, 2000-- issuance of stock in connection with LNT
        acquisition                                                                                     1,255,500
March 28, 2000-- issuance of stock in lieu of fees in connection
        with LNT acquisition                                                                               93,000
March 28, 2000--accrual of fees on March 28 investment                                                    (42,000)
March 28, 2000--fees paid in connection with March 28 investment                                         (120,000)
March 31, 2000--rebooking of debt by shareholder                                                          (10,000)
Amortization of compensatory stock options                                     40,751                      40,751
Net Loss                                                                                   (862,671)     (862,671)
                                                                         ------------  ------------  ------------

Balance--March 31, 2000                                                    $ (448,257) $ (7,548,606)  $ 3,116,305
                                                                         ============  ============  ============

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Financial Intranet, Inc. (the "Company"), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompany condensed financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on April 13, 2000.

Note 2--Note Payable

In January and February 2000, the Company issued unsecured 8% promissory notes in the principal amounts of $150,000 and $200,000 respectively, payable on demand.

The Company paid, as part of these transactions, fees of $31,500.

Note 3--Capital Transactions

Public offering

      In February 1999, the Company filed a Registration Statement (Form SB-2) covering the primary offering of Common stock by the Company and the offering of common stock by certain selling securityholders. Under the registration statement as declared effective in October 1999, the Company registered 10,909,091 Shares of common stock, par value $.001 per share, to be held for sale. These shares were offered to the public at an offering price of $.275 per share. Under an alternate prospectus, the selling securityholders registered 7,310,000 shares of common stock underlying the warrants, convertible promissory notes, stock previously issued and stock which will be issued upon conversion of certain promissory notes.

      On March 12, 2000, the Company sold, pursuant to its Registration Statement, 909,091 shares of common stock to an investor for $250,000.

      On March 27, 2000, the Company sold, pursuant to its Registration Statement, 5,454,545 shares of its common stock to two investors for an aggregate of $1,500,000.

      On March 27, 2000, the Company purchased certain assets of Longyin Network Technology Co., Ltd., a Chinese Internet content provider. The purchase price was $400,000 plus 1,350,000 shares of common (valued at $0.93 per share) which was allocated to the assets acquired based on their fair values. The acquired assets consist of two internet web sites, an e-mail magazine and consulting agreements with four key individuals.

Note 4--Contingencies

Litigation

On July 23, 1998, H & H Acquisition Corp., individually and on behalf of the
      Company, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company previously sold to an officer/stockholder and unspecified damages. Management believes that the claims against the Company and certain officers are without merit, and in fact relate solely to the founder, and is vigorously defending the action. No provision has been made in these financial statements for any possible losses arising from this litigation.

                         PART I - FINANCIAL INFORMATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB.

Financial Intranet, Inc. is an emerging New York based international media and communications company that delivers services to the investment and business communities. Our initial objectives are to obtain a share of the telephone resale market by offering value-added services to broker/dealers and financial advisors and providing mutual funds, CEO's of publicly traded companies and other investment managers with a cost-efficient method for distributing information about their products.

Results of operations

Revenue

The Company's principal source of revenue was from the resale of telephone and data communications. Revenue for the three months ended March 31, 2000 was $34,559, as compared with $6,741 in the same period of the prior year, an increase of over 400%. The increase was due primarily to the stabilization of the initial customer base during the first quarter this year versus virtual start-up last year.

Cost of revenue

The Company's cost of revenue consists primarily of telephone communications lines and Internet access costs required to support and deliver our communications services. Cost of revenues for the three months ended March 31, 2000 was $35,147 compared with $23,341 in the prior year, an increase of 51%. We expect cost of revenues to increase in direct relationship to the future revenues anticipated from increases in usage volume.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
o     promotional, advertising and public relations costs
o employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel
o     licensing, legal and other professional fees
o     travel and entertainment
o facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased 12% from $305,414 in 1999 to $341,026 in 2000. Management expects general and administrative expenses to increase in future periods to support the growth of the business.

Stock compensation expenses

Other expenses charged to operations consist of non-cash costs of the issuance of common stock, warrants, and stock options. These expenses decreased over fourfold from $224,436 in 1999 to $40,751 in 2000.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment and amortization of software development costs. Amortization of software costs and software development costs was $23,722 and $24,210 in the first three months of 2000 and 1999, respectively. Depreciation expense was $50,392 and $42,259 for the three months ended March 31, 2000 and 1999, respectively.

Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest and other income increased 68% to $2,736 for the three months ended March 31, 2000 from $1,633 for the three months ended March 31, 1999. Interest expense consists of interest accrued on loans and convertible notes payable. Interest expense decreased from $984,238 for the three months ended March 31, 1999 to $408,928 for the three months ended March 31, 2000. The decrease is primarily attributable to the beneficial conversion terms of convertible notes charged to expense in February 1999.

Income taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses in the first quarter of 1999 and 2000. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carryforwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

Cash and cash equivalents were $1,126,243 and $91,368 at March 31, 2000 and December 31, 1999, respectively.

The Company had positive working capital of $589,864 at March 31, 2000. Net cash used in operating activities was $425,857 for the three months ended March 31, 2000. Cash used in operating activities was primarily attributable to a net loss of $862,761. This was partially offset by non-cash items such as depreciation and amortization of $74,114, amortization of debt issuance costs of $394,747 and stock compensation costs of $40,751. Net cash used in operating activities for the three months ended March 31, 1999 was $1,330,943, which was principally due to the net loss of $1,595,523.

Net cash used for investing activities of $499,897 for the three months ended March 31, 2000 was primarily attributable to the purchase of the LNT assets. Net cash provided by investing activities of $64,392 for the three months ended March 31, 1999 was principally due to reduction in costs of capital equipment acquired.

Net cash provided by financing activities for the three months ended March 31, 2000 was $1,960,629 and consisted primarily of proceeds from the issuance of common stock and demand notes. Net cash provided by financing activities for the three months ended March 31, 1999 was $1,345,358, and consisted primarily of proceeds from the issuance of common stock, less related financing fees and repayments to an officer.

The Company has satisfied its cash requirements to date primarily through public and private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

We believe that the $1,750,000 proceeds received this year from the offering under the SB-2, cash on hand and anticipated revenues will be sufficient to meet anticipated short term cash requirements through the end of the third quarter although we do not expect to generate positive cash flow from operations until at least the second half of the year 2000. However, unless we generate significant revenue or obtain financing in the near future, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. There can be no assurance, however, that additional capital beyond the amounts currently forecasted will not be required, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

Item 2.     Change in Securities

            Not applicable.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K.

            Form 8-K on file indicating a change in the registrant's certifying accountants as of February 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Financial Intranet, Inc.
                                         ----------------------------------
                                                       (Registrant)


       Date       May 12, 2000                    /s/ Michael Sheppard
            -----------------------      ----------------------------------
                                                   Michael Sheppard
                                                   President

      Date       May 12, 2000                    /s/ Corey Rinker
           ------------------------      ----------------------------------
                                                   Corey Rinker
                                                   Vice President