Form 10QSB
period 2000-06-30
FINANCIAL INTRANET INC/NY
filed 2000-08-21
CIK 1077800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


      For the transition period from _________________ to _________________


                        Commission file number 333-72975
                                              --------------

                            Financial Intranet, Inc.
        (Exact name of small business issuer as specified in its charter)


                  Nevada                             88-0357272
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 43,981,244

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                     FINANCIAL INTRANET, INC.
                  (a Development Stage Company)

            CONDENSED AND CONSOLIDATED BALANCE SHEETS

                                                                         June 30,          December 31,
                           ASSETS                                          2000                1999
                                                                           ----                ----
                                                                        (unaudited)
Current assets:
           Cash and cash equivalents                                     $  448,078        $   91,368
           Accounts receivable                                                    -                 -
           Due from Officers                                                169,513                 -
           Prepaid expenses                                                  15,827             9,274
                                                                   -----------------------------------
Total current assets                                                        633,418           100,642

Property and equipment, net                                                 237,506           172,103
Deferred debt issuance costs                                                      -           394,747
Notes Receivable                                                             50,000                 -
Capitalized software development costs, net                                  30,049            30,378
Capitalized software costs, net                                           2,032,208                 -
Other assets                                                                 32,179            33,259
Net assets of discontinued operations                                        53,423           567,005
                                                                   -----------------------------------

Total assets                                                             $3,068,783        $1,298,134
                                                                   ===================================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
           Accounts payable and accrued liabilities                      $  315,063        $  306,277
           Note payable                                                     950,000           126,125
           Due to officers                                                   56,315            39,371
                                                                   -----------------------------------
Total current liabilities                                                 1,321,378           471,773

Note payable                                                                      -           462,000
                                                                   -----------------------------------

Total liabilities                                                         1,321,378           933,773
                                                                   -----------------------------------

Commitments and contingencies
Stockholders' Equity (Deficit):

Common stock, $.001 par value; 50,000,000 shares authorized,
       43,981,244 and 29,831,195 shares issued and outstanding
       March 31, 2000 and December 31, 1999, respectively                    43,981            29,831
Additional paid-in capital                                               11,544,187         7,509,473
Accumulated deficit during the development stage                         (9,433,257)       (6,685,935)
Less: Deferred compensation cost                                           (407,506)         (489,008)
                                                                   -----------------------------------

Total stockholders' equity (deficit)                                      1,747,405           364,361
                                                                   -----------------------------------

Total liabilities and stockholders' equity                               $3,068,783        $1,298,134
                                                                   ===================================

                  See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Six Months Ended       Dec. 17, 1996              Three Months Ended
                                                                  June 30,            (Inception)                    June 30,
                                                             2000          1999     to June 30, 2000           2000           1999
                                                             ----          ----     ----------------           ----           ----
                                                          (Unaudited)                                       (Unaudited)

Revenue                                                           $0            $0                $0              $0             $0
                                                        --------------------------- -----------------  -----------------------------

Operating costs and expenses:
              Cost of revenue                                      -             -                 -                              -
              Selling, general and administrative            513,933       465,892         2,939,066         237,951        241,239
              Depreciation and amortization                  228,631        28,174           385,565         208,501         18,196
              Stock compensation                              81,502       267,375         1,500,657          40,751         42,939
                                                        --------------------------- -----------------  -----------------------------

              Total operating costs and expenses             824,066       761,441         4,825,288         487,203        302,374
                                                        --------------------------- -----------------  -----------------------------

 Loss from operations                                       (824,066)     (761,441)       (4,825,288)       (487,203)      (302,374)

Other income (expense):
               Interest income                                13,995         2,366            26,528          11,259            733
               Interest expense                             (966,301)   (1,236,266)       (2,441,800)       (557,333)      (252,028)
               Other                                               -             -            (1,546)              -              -
                                                        --------------------------- -----------------  -----------------------------

               Total other (expense)                        (952,306)   (1,233,900)       (2,416,818)       (546,074)      (251,295)
                                                        --------------------------- -----------------  -----------------------------

 Net loss from continuing operations                      (1,776,372)   (1,995,341)       (7,242,106)     (1,033,277)      (553,669)
                                                        --------------------------- -----------------  -----------------------------
 Net loss from discontinued operations:                     (970,952)     (246,933)       (2,191,154)       (851,374)       (93,081)
                                                        --------------------------- -----------------  -----------------------------
Net Loss                                                 ($2,747,324)  ($2,242,274)      ($9,433,257)    ($1,884,651)     ($646,750)
                                                        =========================== =================  =============================

Basic and diluted net loss per share
Net loss from continuing operations:                          ($0.05)       ($0.09)                           ($0.02)        ($0.02)
                                                        ---------------------------                    -----------------------------
              Net loss discontinued operations                 (0.02)        (0.01)                            (0.02)         (0.01)
                                                        ---------------------------                    -----------------------------
              Net loss                                        ($0.07)       ($0.10)                           ($0.04)        ($0.03)
                                                        ===========================                    =============================

Number of shares used in calculating basic
              and diluted net loss per share              39,246,010    22,256,505                        43,981,244     22,723,084
                                                        ===========================                    =============================

See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Period from
                                                                       Six Months Ended          December 17, 1996
                                                                           June 30,                (Inception) to
                                                                      2000           1999           June 30, 2000
                                                                      ----           ----           -------------
                                                                  (Unaudited)
Cash flows from operating activities:
 Net loss                                                          $ (2,747,324)   $ (2,242,274)          $ (9,433,259)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
        Depreciation and amortization                                   813,772         125,883              1,283,793
        Reserve for bad debts                                                 -               -                 41,200
        Consulting services paid by issuance of common stock             10,000               -                722,403
        Compensation expense resulting from                              81,502         505,495              1,500,657
               stock options granted                                          -               -                      -
        Interest expense upon conversion of promissory notes            394,747               -              1,810,711

        Changes in operating assets and liabilities:
            Accounts receivable                                           9,204          29,709                (57,589)
            Prepaid expenses                                             (6,553)        (31,807)               (15,827)
            Other assets                                                  1,080         (11,075)               (32,179)
            Accounts payable and accrued liabilities                    (27,374)        (24,939)               263,834
            Accrued interest                                             12,266          24,810                 62,667
            Accrued payroll and payroll taxes                            (9,840)        (88,804)               (38,274)
            Deferred rent                                               (13,201)              -                     (0)
            Accrued interest converted into common stock                  8,239               -                 17,785
                                                                 --------------------------------------------------------

        Net cash used in operating activities                        (1,473,482)     (1,713,001)            (3,874,078)
                                                                 --------------------------------------------------------

 Cash flows from investing activities:
        Purchase of property and equipment                              (87,235)         58,472             (1,087,961)
        Purchase of LNT assets                                         (400,000)              -               (400,000)
        Capitalized software development costs                          (80,007)              -               (193,343)
        Notes receivable advances                                       (50,000)              -                (91,200)
                                                                 --------------------------------------------------------

        Net cash provided by (used in) investing activities            (617,242)         58,472             (1,772,505)
                                                                 --------------------------------------------------------

 Cash flows from financing activities:
        Repayments of loan payable                                            -               -
        Proceeds from issuance of promissory notes                            -               -              2,720,000
        Proceeds from issuance of demand notes                          950,000               -                950,000
        Payment of financing fees                                      (120,000)              -               (346,523)
        Proceeds from issuance of common stock                        1,770,000       1,686,520              2,869,221
        Deferred offering/issuance costs                                      -         (72,978)               (55,991)
        Collection of stock subscriptions receivable                          -               -                 70,000
        Proceeds from issuance of warrants                                    -               -                  1,046
        Advances from (payment to) officers                            (152,568)        (55,714)              (113,197)
        Cash acquired at inception                                            -               -                    102
                                                                 --------------------------------------------------------

        Net cash provided by financing activities                     2,447,432       1,557,827              6,094,658
                                                                 --------------------------------------------------------

 Net increase in cash and cash equivalents                              356,710         (96,703)               448,078
 Cash and cash equivalents--beginning                                    91,368         (52,529)
                                                                 --------------------------------------------------------

 Cash and cash equivalents--ending                                 $    448,078    $     52,522           $    448,078
                                                                 ========================================================

 Supplemental disclosure of cash flow information:

        Cash paid during the quarter for interest                  $      4,104    $      1,204           $     13,334
                                                                 ========================================================


                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                     STATEMENTS OF CASH FLOWS --(Continued)

     The following noncash investing and financing transactions occurred during the six months ended June 30, 2000:

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

     -- Warrants to puchase 586,510 shares of the Company's common stock were issued to a financial advisor as part of their fees for structuring a March, 2000 acquisition.

     -- 150,000 shares of the Company's comon stock was issued for legal fees in lieu of cash.

     -- 10,000 shares of the Company's comon stock was issued for consulting services.

     -- Fees to an investment advisor in conection with the structuring of a March, 2000 investment were accrued in the amount of $42,000.

The accompanying notes are an integral part of these financial statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

 For the period from December 17, 1996 (Inception) to June 30, 2000



                                                                                                                     Additional
                                                                                                                      Paid-in
Description                                                                         Shares          Amount            Capital
                                                                                    ------          ------            -------
Balance - December 17, 1996 (inception)                                              3,700,000     $3,700         $     20,900
December 17, 1996 - issuance of stock in lieu of services by director of former
  company (Wee Wees)                                                                    40,000         40                  (40)
December 20, 1996 - issuance of stock in lieu of $10,000 in consulting fees             240000        240                9,760
Net Loss
                                                                                 -------------   -------------   -----------------

Balance--December 31, 1996                                                           3,980,000      3,980               30,620
February 29, 1997--issuance of stock in lieu of compensation to key executives       4,250,000      4,250              148,500
May 1997 through December 31, 1997--Private Placement                                6,904,228      6,904              877,823
August 4, 1997--issuance of stock in lieu of $6,500 in promotional fees                100,000        100                6,400
September, 1997--issuance of stock to employees and increase in additional paid
  in capital from stock options granted                                                 40,000         40              243,594
November 15, 1997--issuance of stock per non-dilution provisions of consulting
  agreement                                                                            315,000        315                 (315)
Net loss                                                                                    --         --                   --
                                                                                 -------------   -------------   -----------------

Balance--December 31, 1997.                                                         15,589,228     15,589            1,306,622
January, 1998--issuance of stock subscribed in 1997                                    400,000        400               29,600
Jan.-July 1998--issuance of stock per non-dilution provisions of consulting
  agreement                                                                            346,742        347                 (347)
May-Dec., 1998--issuance of stock in lieu of services                                  309,249        309               96,317
June and July, 1998--Promissory notes converted                                      1,070,800      1,071              463,930
June and October, 1998--Private placement                                            1,237,666      1,238              443,262
June 11, 1998--issuance of stock in lieu of fees on June, 1998 private placement        38,393         38                  (38)
July 17, 1998--issuance of stock to release security interest in certain
  equipment                                                                            500,000        500              314,500
October 15, 1998--issuance of stock in lieu of fees on 1997 private placement           68,970         69                  (69)
October 15, 1998--issuance of stock resulting from exercise of warrants              1,000,000      1,000              159,000
Increase in additional paid-in capital resulting from stock options and warrants
  granted                                                                                   --         --            1,266,409
Net loss                                                                                    --         --                   --
                                                                                 -------------   -------------   -----------------

Balance--December 31, 1998  (carried forward)                                       20,561,048     20,561            4,079,186




                                                                                                            Accumulated
                                                                                                              Deficit
                                                                                                Deferred    During the
                                                                                Subscriptions   Stock      Development
Description                                                                       Receivable  Compensation     Stage        Total
                                                                                ------------- ------------ ------------     -----
Balance - December 17, 1996 (inception)                                                                      ($24,738)        ($138)
December 17, 1996 - issuance of stock in lieu of services by director of former
  company (Wee Wees)                                                                                                              0
December 20, 1996 - issuance of stock in lieu of $10,000 in consulting fees                                                  10,000
Net Loss                                                                                                       (9,760)       (9,760)
                                                                                                           ------------- -----------

Balance--December 31, 1996                                                                                    (34,498)          102
February 29, 1997--issuance of stock in lieu of compensation to key executives                                              152,750
May 1997 through December 31, 1997--Private Placement                              ($75,000)                                809,727
August 4, 1997--issuance of stock in lieu of $6,500 in promotional fees                                                       6,500
September, 1997--issuance of stock to employees and increase in additional paid
  in capital from stock options granted                                                        ($230,322)                    13,312
November 15, 1997--issuance of stock per non-dilution provisions of consulting
  agreement                                                                                                                       0
Net loss                                                                                 --                  (817,430)     (817,430)
                                                                                ------------- ------------ ------------- -----------

Balance--December 31, 1997.                                                         (75,000)    (230,322)    (851,928)      164,961
January, 1998--issuance of stock subscribed in 1997                                   75000                                 105,000
Jan.-July 1998--issuance of stock per non-dilution provisions of consulting
  agreement                                                                                                                       0
May-Dec., 1998--issuance of stock in lieu of services                                                                        96,626
June and July, 1998--Promissory notes converted                                                                             465,001
June and October, 1998--Private placement                                                                                   444,500
June 11, 1998--issuance of stock in lieu of fees on June, 1998 private
  placement                                                                                                                       0
July 17, 1998--issuance of stock to release security interest in certain
  equipment                                                                                                                 315,000
October 15, 1998--issuance of stock in lieu of fees on 1997 private placement                                                     0
October 15, 1998--issuance of stock resulting from exercise of warrants                                                     160,000
Increase in additional paid-in capital resulting from stock options and
  warrants granted                                                                              (832,556)                   433,853
Net loss                                                                                 --                (2,141,978)   (2,141,978)
                                                                                ------------- ------------ ------------- -----------

Balance--December 31, 1998  (carried forward)                                             0   (1,062,878)  (2,993,906)       42,963


                                                                                                                     Additional
                                                                                                                      Paid-in
Description                                                                         Shares          Amount            Capital
                                                                                    ------          ------            -------
Balance--December 31, 1998 (brought forward)                                        20,561,048   $ 20,561          $ 4,079,186
January 1, 1999--warrants issued in connection with private placement of debt                                          148,242
January 1, 1999--issuance of warrants and beneficial conversion features on debt
  financing                                                                                                            500,000
January 7, 1999--issuance of stock in lieu of fees on December, 1998 private
  placement                                                                             25,000         25                14725
January 21, 1999--issuance of stock to principals in consideration for
  employment services                                                                  611,636        611              458,115
January 25, 1999--issuance of stock resulting from exercise of warrants                  5,812          6                   (6)
February 8, 1999--warrants issued in connection with private placement of debt                                         197,794
February 8, 1999--issuance of warrants and beneficial conversion features on
  debt financing                                                                                                       600,000
February 28, 1999--warrants issued in connection with private placement of debt                                         43,720
March 3, 1999--issuance of stock to Founder for exercise of options                    879,685        880              166,260
March 3, 1999--issuance of stock in lieu of fees on February, 1999 private
  placement                                                                             30,000         30               33,870
March 10, 1999--issuance of stock as result of debt conversion                         600,000        600              239,400
April 27, 1999 - warrants issued for consulting services                                                               148,103
April 28, 1999--issuance of stock in lieu of legal fees                                 11,111         11                9,989
May 9, 1999--issuance of stock upon conversion of notes                                900,000        900              359,100
July 20, 1999 - beneficial conversion feature of debt financing                                                        166,667
July 20, 1999--warrants issued in connection with private placement of debt                                             64,148
October 5, 1999--issuance of stock as result of debt conversion                        182,315        182               50,684
October 8, 1999 - issuance of stock pursuant to public offering                      2,545,455      2,545              298,926
October 20, 1999 - issuance of stock in lieu of fees in connection with private
  placement of debt and public offering                                                 70,910         71               21,984
November 5, 1999--issuance of stock in lieu of legal fees                              145,455        146               21,877
November 23, 1999--issuance of stock upon conversion of notes                        1,250,000      1,250              120,625
December 27, 1999--issuance of stock in lieu of legal fees                             150,000        150               33,768
December 31, 1999--issuance of stock upon conversion of notes                        1,862,768      1,863              246,817
Amortization of compensatory stock options
Cancellation of debt by shareholder                                                                                     10,000
Cancellation of stock options                                                                                         (524,521)
Net loss                                                                                    --         --                   --
                                                                                 -------------   --------------  -------------------

Balance--December 31, 1999                                                          29,831,195     29,831            7,509,473
January 14, 2000 - issuance of stock in lieu of legal fees                             150,000        150               20,850
January 14, 2000--issuance of stock upon conversion of notes                         2,020,731      2,021              216,218
January 24, 2000--issuance of stock upon conversion of notes                         1,400,000      1,400              124,600
February 4, 2000--issuance of stock upon conversion of notes                         1,400,000      1,400              124,600
March 2, 2000--issuance of stock pursuant to consulting contract                        10,000         10                9,990
March 2, 2000--issuance of stock upon conversion of notes                            1,146,591      1,147              124,978
March 13, 2000-- issuance of stock pursuant to public offering                         909,091        909              249,091
March 17, 2000--issuance of stock resulting from exercise of warrants                  100,000        100               19,900
March 28, 2000-- issuance of stock pursuant to public offering                       5,454,545      5,455            1,494,545
March 28, 2000-- issuance of stock in lieu of fees in connection with
  public offering                                                                      109,091        109                 (109)
March 28, 2000-- issuance of stock in connection with LNT acquisition                1,350,000      1,350            1,254,150
March 28, 2000-- issuance of stock in lieu of fees in connection with
  LNT acquisition                                                                      100,000        100               92,900
March 28, 2000--accrual of fees on March 28 investment                                                                 (42,000)
March 28, 2000--fees paid in connection with March 28 investment                                                      (120,000)
March 31, 2000--Issuance of note payable to shareholder                                                                (10,000)
March 31, 2000--warrants issued in connection with LNT acquisition                                                     475,000
Amortization of compensatory stock options
Net Loss
                                                                                 -------------   --------------  -----------------

Balance--June 30, 2000                                                              43,981,244   $ 43,981         $ 11,544,187
                                                                                 =============   ==============  =================


                                                                                                           Accumulated
                                                                                                             Deficit
                                                                                               Deferred     During the
                                                                               Subscriptions   Stock       Development
Description                                                                      Receivable  Compensation     Stage        Total
                                                                               ------------- ------------  ------------    -----
Balance--December 31, 1998 (brought forward)                                  $        -    $(1,062,878)  $(2,993,906)  $    42,963
January 1, 1999--warrants issued in connection with private placement of debt                                               148,242
January 1, 1999--issuance of warrants and beneficial conversion features on
  debt financing                                                                                                            500,000
January 7, 1999--issuance of stock in lieu of fees on December, 1998 private
  placement                                                                                                                  14,750
January 21, 1999--issuance of stock to principals in consideration for
  employment services                                                                                                       458,726
January 25, 1999--issuance of stock resulting from exercise of warrants                                                           0
February 8, 1999--warrants issued in connection with private placement of debt                                              197,794
February 8, 1999--issuance of warrants and beneficial conversion features on
  debt financing                                                                                                            600,000
February 28, 1999--warrants issued in connection with private placement of
  debt                                                                                                                      43,720
March 3, 1999--issuance of stock to Founder for exercise of options                                                         167,140
March 3, 1999--issuance of stock in lieu of fees on February, 1999 private
  placement                                                                                                                  33,900
March 10, 1999--issuance of stock as result of debt conversion                                                              240,000
April 27, 1999 - warrants issued for consulting services                                                                    148,103
April 28, 1999--issuance of stock in lieu of legal fees                                                                      10,000
May 9, 1999--issuance of stock upon conversion of notes                                                                     360,000
July 20, 1999 - beneficial conversion feature of debt financing                                                             166,667
July 20, 1999--warrants issued in connection with private placement of debt                                                  64,148
October 5, 1999--issuance of stock as result of debt conversion                                                              50,866
October 8, 1999 - issuance of stock pursuant to public offering                                                             301,471
October 20, 1999 - issuance of stock in lieu of fees in connection with
  private placement of debt and public offering                                                                              22,055
November 5, 1999--issuance of stock in lieu of legal fees                                                                    22,023
November 23, 1999--issuance of stock upon conversion of notes                                                               121,875
December 27, 1999--issuance of stock in lieu of legal fees                                                                   33,918
December 31, 1999--issuance of stock upon conversion of notes                                                               248,680
Amortization of compensatory stock options                                                       154,254                    154,254
Cancellation of debt by shareholder                                                                                          10,000
Cancellation of stock options                                                                    419,616                   (104,905)
Net loss                                                                               --                  (3,692,029)   (3,692,029)
                                                                              ------------- ------------- ------------  ------------

Balance--December 31, 1999                                                              0       (489,008)  (6,685,932)      364,364
January 14, 2000 - issuance of stock in lieu of legal fees                                                                   21,000
January 14, 2000--issuance of stock upon conversion of notes                                                                218,239
January 24, 2000--issuance of stock upon conversion of notes                                                                126,000
February 4, 2000--issuance of stock upon conversion of notes                                                                126,000
March 2, 2000--issuance of stock pursuant to consulting contract                                                             10,000
March 2, 2000--issuance of stock upon conversion of notes                                                                   126,125
March 13, 2000-- issuance of stock pursuant to public offering                                                              250,000
March 17, 2000--issuance of stock resulting from exercise of warrants                                                        20,000
March 28, 2000-- issuance of stock pursuant to public offering                                                            1,500,000
March 28, 2000-- issuance of stock in lieu of fees in connection with
  public offering                                                                                                                 0
March 28, 2000-- issuance of stock in connection with LNT acquisition                                                     1,255,500
March 28, 2000-- issuance of stock in lieu of fees in connection with
  LNT acquisition                                                                                                            93,000
March 28, 2000--accrual of fees on March 28 investment                                                                      (42,000)
March 28, 2000--fees paid in connection with March 28 investment                                                           (120,000)
March 31, 2000--issuance of note payable to shareholder                                                                     (10,000)
March 31, 2000--warrants issued in connection with LNT acquisition                                                          475,000
Amortization of compensatory stock options                                                        81,502                     81,502
Net Loss                                                                                                   (2,747,324)   (2,747,324)
                                                                              ------------- ------------- ------------- ------------

Balance--June 30, 2000                                                        $        --   $   (407,506) $(9,433,257)  $ 1,747,405
                                                                              ============= ============= ============= ============

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

We believe that the $1,750,000 proceeds received this year from the offering under the SB-2, cash on hand and anticipated revenues will be sufficient to meet anticipated short term cash requirements only through the end of the third quarter and we do not expect to generate positive cash flow from operations until at least 2001. Unless we generate significant revenue or obtain financing in the near future, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital beyond the amounts currently forecasted will not be required, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.



Note 2 - Restructuring

     The Company, in August 2000, affected a restructure of it domestic operating model. In doing so, it eliminated a significant portion of its United States based operations, including a planned elimination of its primary source of ongoing telephony and planned video streaming revenue. The Company plans on generating revenue in the future from operations from its remaining assets in the United States, primarily its web site, its existing assets in the Peoples Republic of China through its 100% wholly owned operating subsidiary corporation there, once all regulatory approvals are obtained, and potential synergistic acquisitions both in the United States and abroad. The Company specifically expects to generate revenues from its web site and Chinese subsidiary through business-to-business Internet and website consulting services, advertising domestically and internationally from both its website and e-magazine, and application programs and services for websites and other businesses. The Company does not expect its Chinese subsidiary to generate revenue until at least the fourth quarter of 2000 or become profitable until some time in 2001.

     Net loss from discontinued operations include:


                                  For the three months ended     For the six months ended
                                           June 30,                       June 30,
                                  --------------------------     ------------------------
                                      2000         1999              2000          1999
                                    ---------    ---------        ----------    ---------
Revenue                             $ 37,059      $  5,537         $  71,618    $  12,278
                                    ---------    ---------        ----------    ---------

Cost of revenue                       73,966        11,629           109,113       34,969
Sales, general and administrative    158,241        36,187           208,247      116,979
Depreciation and amortization        531,157        50,802           585,141      107,293
Other                                125,069             0           140,069            0
                                    -----------------------------------------------------

Net loss from
         discontinued operations    $(851,374)    $(93,081)       $ (970,952)   $(246,933)
                                    =====================================================

Net assets of discontinued operations consist of the following:

                          June 30, 2000            December 31, 1999
                          -------------            -----------------

Accounts Receivable            57,589                          66,793
Fixed assets                                                  520,311
Accounts Payable               (4,166)                        (20,099)
                          ------------             ------------------
                          $                        $
                          ------------             ------------------
                               53,423                         567,005
                          ------------             ------------------
Note 3--Note Payable

In January and February 2000, the Company issued unsecured 8% convertible promissory notes in the principal amounts of $150,000 and $200,000 respectively, payable on demand.

The Company paid, as part of these transactions, fees of $31,500.

In May 2000, the Company issued an unsecured 8% convertible promissory note in the principal amount of up to $600,000, payable on demand.

Note 4--Capital Transactions

Public offering

     In February 1999, the Company filed a Registration Statement (Form SB-2) covering the primary offering of Common stock by the Company and the offering of common stock by certain selling securityholders. Under the registration statement as declared effective in October 1999, the Company registered 10,909,091 Shares of common stock, par value $.001 per share, to be held for sale. These shares were offered to the public at an offering price of $.275 per share. Under an alternate prospectus, the selling securityholders registered 7,310,000 shares of common stock underlying the warrants, convertible promissory notes, stock previously issued and stock that will be issued upon conversion of certain promissory notes.

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

Note 5--Contingencies

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

Note 6 - Subsequent Events

     In July 2000, an aggregate of 2,200,000 shares of stock were issued and 5,000,000 warrants granted to certain financial advisors in consideration for financial considerations, potential commitments and consulting services to be rendered in the United States and the Peoples Republic in China. These issuances will result in a charge of approximately $330,000 in the third quarter of 2000. An additional 12,273 warrants were issued to a vendor in consideration for placement services.

     On August 15, 2000, the Company invested $25,000 for a 1% interest, with a right of first refusal to match certain dilutive third party investments, in The Energy Corp., a Florida based intellectual property company with patents related to the wireless communications industry. The Company expects to leverage its assets in the Peoples Republic of China as well as its contacts in the United States to help develop the business and market its products worldwide. The potential market for The Energy Corp.'s patented products, once production and distribution has been completed, is initially the huge market of all industrial workplaces and other areas that require safe wireless communications.

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

Financial Intranet, Inc. is an emerging New York based international media and communications company that currently holds a 100% ownership interest in a Chinese Internet content provider.

Results of operations

Revenue

The Company's principal source of revenue was from the resale of telephone and data communications, which operations were discontinued commencing in July 2000. Revenue for the three months ended June 30, 2000 was $37,058, as compared with $5,537 in the same period of the prior year, a six-fold increase. All such revenue is included in the net loss from discontinuing operations. The increase was due primarily to the stabilization of the initial customer base during the second quarter this year versus virtual start-up last year. The Company does not expect to report significant revenue from these sources in the future; it does expect to derive revenue from its web site and Chinese and subsidiary.

Cost of revenue

The Company's cost of revenue consists primarily of telephone communications lines and Internet access costs required to support and deliver our communications services. Cost of revenues for the three months ended June 30, 2000 was $73,966 compared with $11,629 in the prior year, also a six-fold increase.

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

These costs increased 9% from $465,892 in 1999 to $513,933 in 2000 after taking into consideration certain costs reclassified to net loss from discontinued operations.

Management expects general and administrative expenses to decrease in the near future as a recent restructuring eliminated a portion of the overhead. As domestic business is increased, such expenses other than consulting fees may again increase to support future growth.

Stock compensation expenses

Other expenses charged to operations consist of non-cash costs of the issuance of common stock, warrants, and stock options. These expenses decreased from $261,375 in 1999 to $81,502 in 2000. The restructuring of the Company should have no material effect on stock compensation expenses in the near future.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, amortization of software development costs, exclusive of a write down of assets due to the discontinuance of certain of the Company's domestic operations. Amortization of software costs and software development costs was $191,560 and $18,521 in the six months ended June 30, 2000 and 1999, respectively, $39,896 of which was due to the write off in the second quarter of 2000 of assets associated with discontinued operations. Depreciation expense was $__________ and $__________ for the six months ended June 30, 2000 and 1999, respectively, exclusive of $437,277 due to the write off in the second quarter of 2000 of assets associated with discontinued operations.

Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest and other income increased to $13,995 for the six months ended June 30, 2000 from $2,366 for the six months ended June 30, 1999. Interest expense consists of interest accrued on loans and convertible notes payable, the value of warrants issued with such debt which has been accounted for as a debt discount and the value of beneficial conversion features of convertible debt. Interest income or expense is not expected to be affected by the discontinuance of certain of the Company's operations.

Income taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses in the second quarter of 1999 and 2000. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carryforwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

Cash and cash equivalents were $448,078 and $91,368 at June 30, 2000 and December 31, 1999, respectively.

The Company had negative working capital of $687,960 at June 30, 2000. Net cash used in operating activities was $1,473,482 for the six months ended June 30, 2000. Cash used in operating activities was primarily attributable to a net loss of $2,747,324. This was partially offset by non-cash items such as depreciation and amortization of $813,772, interest expense on conversion of promissory notes into equity of $394,747 and stock compensation costs of $81,502. Net cash used in operating activities for the six months ended June 30, 1999 was $1,619,920, which was principally due to the net loss of $2,149,192 offset primarily by a non-cash compensation expense resulting from stock options granted of $505,495. Based on the discontinuance of certain operations of the Company, it is anticipated that net cash used on operating activities on a go forward basis will decrease in the short term. As part of the accounting for discontinued operations, accounts receivable were written down by $57,589 and accounts payable by $4,166 for amounts related to the discontinued operations, for a net charge of $53,423.

Net cash used for investing activities of $617,242 for the six months ended June 30, 2000 was primarily attributable to the purchase of the LNT assets. Net cash provided by investing activities of $58,472 for the six months ended June 30, 1999 was principally due to reduction in costs of capital equipment acquired.

Net cash provided by financing activities for the six months ended June 30, 2000 was $2,447,432 and consisted primarily of proceeds from the issuance of common stock and demand notes. Net cash provided by financing activities for the six months ended June 30, 1999 was $1,557,827, and consisted primarily of proceeds from the issuance of common stock, less related financing fees and repayments to an officer.

The Company has satisfied its cash requirements to date primarily through public and private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

We believe that the $1,750,000 proceeds received this year from the offering under the SB-2, cash on hand and anticipated revenues will be sufficient to meet anticipated short term cash requirements only through the end of the third quarter and we do not expect to generate positive cash flow from operations until at least 2001. Unless we generate significant revenue or obtain financing in the near future, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital beyond the amounts currently forecasted will not be required, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

Subsequent Events

The Company, in August 2000, affected a restructure of it domestic operating model. In doing so, it eliminated a significant portion of its United States based operations, including a planned elimination of its primary source of ongoing telephony and planned video streaming revenue. The Company plans on generating revenue in the future from operations from its remaining assets in the United States, primarily its web site, its existing assets in the Peoples Republic of China through its 100% wholly owned operating subsidiary corporation there, once all regulatory approvals are obtained, and potential synergistic acquisitions both in the United States and abroad. The Company specifically expects to generate revenues from its web site and Chinese subsidiary through business-to-business Internet and website consulting services, advertising domestically and internationally from both its website and e-magazine, and application programs and services for websites and other businesses. The Company does not expect its Chinese subsidiary to generate revenue until at least the fourth quarter of 2000 or become profitable until some time in 2001.

On August 15, 2000, the Company invested $25,000 for a 1% interest, with a right of first refusal to match certain dilutive third party investments, in The Energy Corp., a Florida based intellectual property company with patents related to the wireless communications industry. The Company expects to leverage its assets in the Peoples Republic of China as well as its contacts in the United States to help develop the business and market its products worldwide. The potential market for The Energy Corp.'s patented products, once production and distribution has been completed, is initially the huge market of all industrial workplaces and other areas that require safe wireless communications.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Change in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  Shareholders' meeting included the shareholders' vote approving an increase in the number of authorized common shares to 100,000,000, the election of the Company's Board of Directors, the approval of the Company's 2000 Stock Option Plan and the failure to approve a class of preferred stock.

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

                                                       Financial Intranet, Inc.
                                                       -------------------------
                                                            (Registrant)


            Date     August 18, 2000                   /s/ Michael Sheppard
                 --------------------------------      -------------------------
                                                       Michael Sheppard
                                                       President

          Date       August 18, 2000                   /s/ Corey Rinker
                 --------------------------------      -------------------------
                                                       Corey Rinker
                                                       Vice President