Form 10QSB
period 2000-09-30
FINANCIAL INTRANET INC/NY
filed 2000-11-20
CIK 1077800

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2000: 46,231,244

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                        FINANCIAL INTRANET, INC.
                      (a Development Stage Company)

                CONDENSED AND CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           September
                                       ASSETS                 2000
                                                           -----------

Current assets:
 Cash and cash equivalents                                  $  171,313
 Due from officers                                             207,730
                                                           -----------
Total current assets                                           379,043

Property and equipment, net                                    245,113
Capitalized software development costs, net                     22,937
Capitalized software costs, net                              1,846,916
Other assets                                                    48,694
Net assets of discontinued operations                           48,211
                                                           ------------

Total assets                                               $ 2,590,914
                                                           ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities                  $   355,947
 Note payable                                                  950,000
 Due to officers                                                76,219
                                                            -----------
Total current liabilities                                    1,382,166



Stockholders' Equity:
Common stock, $.001 par value; 50,000,000
 shares authorized, 46,231,244 shares issued
 and outstanding                                                46,231
Additional paid-in capital                                  11,878,937
Accumulated deficit during the development stage           (10,349,665)
Less: Deferred compensation cost                              (366,755)
                                                            ------------
Total stockholders' equity                                   1,208,748
                                                            ------------


Total liabilities and stockholders' equity                 $ 2,590,914
                                                            ===========



                    See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        Nine Months Ended                            Three Months Ended
                                      -----------------------                     ------------------------
                                           September 30,          Dec. 17, 1996        September 30,
                                           -------------         (Inception)  to  ------------------------
                                         2000         1999        Sept. 30, 2000      2000          1999
                                      -----------  ----------     --------------  -----------   -----------
 Operating costs and expenses:
 Selling, general and administrative  $ 1,099,994  $   601,106     $  3,540,126   $  601,060   $  136,239
 Depreciation and amortization            441,834       73,409          598,768      213,203       45,009
 Stock compensation                       122,253      310,314        1,541,408       40,751       42,939
                                       ----------    ----------      -----------  ----------     ---------
 Total operating costs and expenses     1,664,081      984,829        5,680,302      855,014      224,187
                                       ----------    ----------      -----------  ----------     ---------
Loss from operations                   (1,664,081)    (984,829)      (5,680,302)    (855,014)    (224,187)

Other income (expense):
 Interest income                           17,283        5,197           29,816        3,288        2,831
 Interest expense                        (985,501)  (1,246,225)      (2,461,000)     (19,200)      (9,959)
 Other                                    (11,182)           -            2,272        3,818            -
                                       -----------   ----------      -----------  ----------     ---------
 Total other (expense)                   (979,400)  (1,241,028)      (2,428,912)     (12,094)      (7,128)
                                       -----------   ----------      -----------  ----------     ---------
Net loss from continuing operations    (2,643,481)  (2,225,857)      (8,109,214)    (867,108)    (231,315)
                                       -----------  -----------      -----------  ----------     ---------
Discontinued operations                (1,020,932)    (369,851)      (2,241,134)     (49,980)    (122,120)
                                       -----------  -----------      -----------  ----------     ---------
Net Loss                              $(3,664,413) $(2,595,708)    $(10,350,345)  $ (917,088)  $ (353,435)
                                       ===========  ===========      ===========  ===========    =========


Basic and diluted net loss per share
 Income from continuing operations:   $     (0.07)          ($0.09)               $    (0.02)  $    (0.01)
 Discontinued operations                    (0.02)           (0.02)                    (0.00)       (0.01)
                                      -------------------------------             -----------     ---------
 Net income for common shareholders   $     (0.09)          ($0.11)               $    (0.02)  $    (0.02)
                                      ===============================             ===========     ==========

Number of shares used in calculating
 basic and diluted net loss per share  41,383,571       22,715,762                44,005,438      22,715,762


                  See Notes to Condensed Financial Statements.

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

  For the period from December 17, 1996 (Inception) to September 30, 2000

                                                                                                      Accumulated
                                                                                                        Deficit
                                                               Additional                 Deferred     During the
                                                                Paid-in    Subscriptions   Stock      Development
Description                               Shares      Amount    Capital     Receivable   Compensation     Stage        Total
                                        ----------   -------  -----------  ------------  ------------ -----------    ----------
Balance - December 17, 1996 (inception)  3,700,000  $  3,700  $    20,900    $      -    $      -     $  (24,738)   $     (138)
December 17, 1996 - issuance of stock
 in lieu of services by director of
 former company (Wee Wees)                  40,000        40          (40)          -           -            -             -
December 20, 1996 - issuance of stock
 in lieu of $10,000 in consulting fees     240,000       240        9,760           -           -            -           10,000
Net Loss                                      -         -            -              -           -          (9,760)       (9,760)
                                        ----------    ------- -----------   ------------ ------------  -----------     ----------
Balance--December 31, 1996               3,980,000     3,980       30,620           -           -         (34,498)          102
February 29, 1997--issuance of stock
 in lieu of compensation to key
 executives                              4,250,000     4,250      148,500           -           -            -          152,750
May 1997 through December 31, 1997--
Private Placement                        6,904,228     6,904      877,823        (75,000)       -            -          809,727
August 4, 1997--issuance of stock in
 lieu of $6,500 in promotional fees        100,000       100        6,400           -           -            -            6,500
September, 1997--issuance of stock to
 employees and increase in additional
 paid in capital from stock options granted 40,000        40      243,594           -       (230,322)        -           13,312
November 15, 1997--issuance of stock
 per non-dilution provisions of
 consulting agreement                      315,000       315         (315)          -           -            -             -
Net loss                                      -         -            -              -           -        (817,430)     (817,430)
                                        ----------    ------- -----------   ------------  -----------  -----------     ----------
Balance--December 31, 1997.             15,589,228    15,589    1,306,622        (75,000)   (230,322)    (851,928)      164,961
January, 1998--issuance of stock
 subscribed in 1997                        400,000       400       29,600         75,000        -            -           105,000
Jan.-July 1998--issuance of stock per
 non-dilution provisions of consulting
 agreement                                 346,742       347         (347)          -           -            -              -
May-Dec., 1998--issuance of stock in
 lieu of services                          309,249       309       96,317           -           -            -            96,626
June and July, 1998--Promissory notes
 converted                               1,070,800     1,071      463,930           -           -            -           465,001
June and October, 1998--Private
 placement                               1,237,666     1,238      443,262           -           -            -           444,500
June 11, 1998--issuance of stock in
 lieu of fees on June, 1998 private
 placement                                  38,393        38          (38)          -           -            -              -
July 17, 1998--issuance of stock to
 release security interest in certain
 equipment                                 500,000       500      314,500           -           -            -           315,000
October 15, 1998--issuance of stock in
 lieu of fees on 1997 private
 placement                                  68,970        69          (69)          -           -            -              -
October 15, 1998--issuance of stock
 resulting from exercise of warrants     1,000,000     1,000      159,000           -           -            -           160,000
Increase in additional paid-in capital
 resulting from stock options and
 warrants granted                             -         -       1,266,409           -       (832,556)        -           433,853
Net loss                                      -         -            -              -           -       (2,141,978)   (2,141,978)
                                        ----------   -------  -----------   ------------  ----------- -----------    ----------
Balance--December 31, 1998              20,561,048    20,561    4,079,186           -     (1,062,878)   (2,993,906)       42,963




January 1, 1999--warrants issued in
 connection with private placement of
 debt                                         -         -         148,242           -           -             -          148,242
January 1, 1999--issuance of warrants
 and beneficial conversion features on debt
 financing                                    -         -         500,000           -           -             -          500,000
January 7, 1999--issuance of stock in lieu
 of fees on December, 1998
 private placement                          25,000        25       14,725           -           -             -           14,750
January 21, 1999--issuance of stock to
 principals in consideration for
 employment services                       611,636       611      458,115           -           -             -          458,726
January 25, 1999--issuance of stock
 resulting from exercise of warrants         5,812         6           (6)          -           -             -             -
February 8, 1999--warrants issued in
 connection with private placement of
 debt                                         -         -         197,794           -           -             -          197,794
February 8, 1999--issuance of warrants
 and beneficial conversion features on
 debt financing                               -         -         600,000           -           -             -          600,000
February 28, 1999--warrants issued in
 connection with private placement of
 debt                                         -         -          43,720           -           -             -           43,720
March 3, 1999--issuance of stock to
 Founder for exercise of options           879,685       880      166,260           -           -             -          167,140
March 3, 1999--issuance of stock in lieu
 of fees on February, 1999 private
 placement                                  30,000        30       33,870           -           -             -           33,900
March 10, 1999--issuance of stock as
 result of debt conversion                 600,000       600      239,400           -           -             -          240,000
April 27, 1999 - warrants issued for
 consulting services                          -         -         148,103           -           -             -          148,103
April 28, 1999--issuance of stock in
 lieu of legal fees                         11,111        11        9,989           -           -             -           10,000
May 9, 1999--issuance of stock upon
 conversion of notes                       900,000       900      359,100           -           -             -          360,000
July 20, 1999 - beneficial conversion
 feature of debt financing                    -         -         166,667           -           -             -          166,667
July 20, 1999--warrants issued in
 connection with private placement of debt    -         -          64,148           -           -             -           64,148
October 5, 1999--issuance of stock as
 result of debt conversion                 182,315       182       50,684           -           -             -           50,866
October 8, 1999 - issuance of stock
 pursuant to public offering             2,545,455     2,545      298,926           -           -             -          301,471
October 20, 1999 - issuance of stock in
 lieu of fees in connection with
 private placement of debt and
 public offering                            70,910        71       21,984           -           -             -           22,055
November 5, 1999--issuance of stock in
 lieu of legal fees                        145,455       146       21,877           -           -             -           22,023
November 23, 1999--issuance of stock
 upon conversion of notes                1,250,000     1,250      120,625           -           -             -          121,875
December 27, 1999--issuance of stock in
 lieu of legal fees                        150,000       150       33,768           -           -             -           33,918
December 31, 1999--issuance of stock
 upon conversion of notes                1,862,768     1,863      246,817           -           -             -          248,680
Amortization of compensatory stock
 options                                      -         -            -              -        154,254          -          154,254
Cancellation of debt by shareholder           -         -          10,000           -           -             -           10,000
Cancellation of stock options                 -         -        (524,521)          -        419,616          -         (104,905)
Net loss                                      -         -            -              -           -       (3,692,029)   (3,692,029)
                                        ----------   -------- -----------   ------------  -----------  -----------    ----------
Balance--December 31, 1999              29,831,195    29,831    7,509,473           -       (489,008)   (6,685,932)      364,364


January 14, 2000 - issuance of stock
 in lieu of legal fees                     150,000       150       20,850           -           -             -           21,000
January 14, 2000--issuance of stock
 upon conversion of notes                2,020,731     2,021      216,218           -           -             -          218,239
January 24, 2000--issuance of stock
 upon conversion of notes                1,400,000     1,400      124,600           -           -             -          126,000
February 4, 2000--issuance of stock
 upon conversion of notes                1,400,000     1,400      124,600           -           -             -          126,000
March 2, 2000--issuance of stock
 pursuant to consulting contract            10,000        10        9,990           -           -             -           10,000
March 2, 2000--issuance of stock
 upon conversion of notes                1,146,591     1,147      124,978           -           -             -          126,125
March 13, 2000-- issuance of stock
 pursuant to public offering               909,091       909      249,091           -           -             -          250,000
March 17, 2000--issuance of stock
 resulting from exercise of warrants       100,000       100       19,900           -           -             -           20,000
March 28, 2000-- issuance of stock
 pursuant to public offering             5,454,545     5,455    1,494,545           -           -             -        1,500,000
March 28, 2000-- issuance of stock in
 lieu of fees in connection with
 public offering                           109,091       109         (109)          -           -             -             -
March 28, 2000-- issuance of stock in
 connection with LNT acquisition         1,350,000     1,350    1,254,150           -           -             -        1,255,500
March 28, 2000-- issuance of stock in
 lieu of fees in connection with LNT
 acquisition                               100,000       100       92,900           -           -             -           93,000
March 28, 2000--accrual of fees on
 March 28 investment                          -         -         (42,000)          -           -             -          (42,000)
March 28, 2000--fees paid in connection
 with March 28 investment                     -         -        (120,000)          -           -             -         (120,000)
March 31, 2000--rebooking of debt
 by shareholder                               -         -         (10,000)          -           -             -          (10,000)
March 31, 2000--warrants issued in
 connection with LNT acquisition              -         -         475,000           -           -             -          475,000
Amortization of compensatory stock options    -         -            -              -         81,502          -           81,502
July 26, 2000--issuance of stock for
 consulting agreements                   2,200,000     2,200      327,800           -           -             -          330,000
August 3, 2000--issuance of shares
 pursuant to consulting agreement           50,000        50        6,950           -           -             -            7,000
Amortization of compensatory stock options    -         -            -              -         40,751          -           40,751
Net Loss                                      -         -            -              -           -       (3,663,732)   (3,663,732)
                                        ----------    ------   -----------  ------------  -----------  -----------    ----------
Balance--September 30, 2000             46,231,244  $ 46,231  $11,878,937    $      -    $  (366,755) $(10,349,665) $  1,208,748
                                        ==========    ======   ===========  ============  ===========  ============   ==========

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)
               CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Period from
                                           Nine Months Ended        December 17, 1996
                                             September 30,           (Inception) to
                                           2000        1999         September 30, 2000
                                        -----------  -----------    ------------------
Cash flows from operating activities:
 Net loss                              $(3,664,412)  $(2,595,710)      $(10,350,347)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization         1,026,976       186,912          1,496,997
   Reserve for bad debts                         -             -             41,200
   Consulting services paid by issuance
    of common                               10,000             -            722,403
   Compensation expense resulting from
    stock options granted                  457,003       548,434          1,876,158
   Interest expense upon conversion of
    promissory notes                       394,747             -          1,810,711

  Changes in operating assets and
   liabilities:
   Accounts receivable                      18,924         5,109            (47,869)
   Prepaid expenses                          9,274       (17,396)                 -
   Other assets                              9,565       (11,075)           (23,694)
   Accounts payable and accrued
    liabilities                              8,739      (329,405)           299,947
   Accrued interest                         31,466        33,560             81,867
   Accrued payroll and payroll taxes       (27,757)      (32,370)           (56,191)
   Deferred rent                           (13,201)            -                  -
   Accrued interest converted into
    common stock                             8,239             -             17,785
                                        -----------  -----------        -------------
Net cash used in operating activities   (1,730,437)   (2,211,940)        (4,131,033)
                                        -----------  -----------        -------------

 Cash flows from investing activities:
  Purchase of property and equipment      (115,641)       52,779         (1,116,367)
  Purchase of LNT assets                  (400,000)            -           (400,000)
  Investment in The Energy Corp.           (25,000)            -            (25,000)
  Capitalized software development costs   (80,007)            -           (193,343)
  Notes receivable advances                      -             -            (41,200)
                                        -----------  -----------        -------------
Net cash provided by (used in)
 investing activities                     (620,647)       52,780         (1,775,910)
                                        -----------  -----------        -------------

Cash flows from financing activities:
 Proceeds from issuance of promissory
  notes                                          -       120,000          2,720,000
 Proceeds from issuance of demand notes    950,000       500,000            950,000
 Payment of financing fees                (120,000)            -           (346,523)
 Proceeds from issuance of common stock  1,772,250     1,686,520          2,871,471
 Deferred offering/issuance costs                -       (97,119)           (55,991)
 Collection of stock subscriptions
  receivable                                     -             -             70,000
 Proceeds from issuance of warrants              -             -              1,046
 Advances from (payment to) officers      (170,881)      (44,951)          (131,510)
 Cash acquired at inception                      -             -                102
                                        -----------  -----------        -------------
Net cash provided by financing
 activities                              2,431,369     2,164,449          6,078,595
                                        -----------  -----------        -------------

Net increase in cash and cash
 equivalents                                80,287         5,288            171,655
 Cash and cash equivalents--beginning      539,104       201,748            447,736
                                        -----------  -----------        -------------
Cash and cash equivalents--ending      $   619,391   $   207,036       $    619,391
                                        ===========  ===========        =============


 Supplemental disclosure of cash flow information:

  Cash paid during the quarter for
   interest                            $     4,104   $     1,204       $     13,334
                                        ===========  ===========        =============

                                      F-6
                  See Notes to Condensed Financial Statements.

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

The components of the discontinued operations include:

                                For the three months      For the nine months
                              ended September 30, 2000  ended September 30, 2000
                              ------------------------  ------------------------

Revenue                           $  6,086                $    77,704
                                    -------                 ---------

Cost of revenue                     28,372                    137,485
Sales, general and administrative   27,694                    250,941
Depreciation and amortization         -                       585,141
Other                                 -                       125,069
                                    -------                 ---------
Net loss from
 discontinued operations          $(49,980)               $(1,020,932)
                                    =======                 =========
The Company removed $57,589 of accounts receivable and $4,166 of accounts payable related to the discontinued operations for a net adjustment of $53,423 as of September 30, 2000. The Company removed $66,793 of accounts receivable, $520,311 property, plant and equipment and $20,099 of accounts payable related to the discontinued operations for a net adjustment of $567,005 as of December 31, 1999.

The Company currently estimates that it has sufficient cash to fund operations through January 31, 2001. Accordingly, additional financing will be needed in order to pursue restructuring plans.

Note 3--Note Payable

In January and February 2000, the Company issued unsecured 8% convertible promissory notes in the principal amounts of $150,000 and $200,000 respectively, payable on demand. The holder converted these notes in November 2000.

The Company paid, as part of these transactions, fees of $31,500.

In May 2000, the Company issued an unsecured 8% convertible promissory note in the principal amount of up to $600,000, payable on demand. The holder converted this note in November 2000.

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

Other Transactions

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

Note 6 - Subsequent Events

In October 2000, the Company issued an unsecured 8% convertible promissory note in the principal amount of $190,000, payable on demand. The holder converted this note in November 2000.

                         PART I - FINANCIAL INFORMATION

Item 2. - Management's Discussion and Analysis or Plan of Operations

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

Results of operations

Revenue

The Company's principal source of revenue historically was from the resale of telephone and data communications, which operations were discontinued commencing in July 2000. Accordingly, the revenue for the three months ended September 30, 2000, which was $6,086, as compared with $24,600 in the same period of the prior year, was eliminated in accounting for the results of discontinued operations. The Company does not expect to report significant revenue from these sources in the future; it does expect to derive revenue from its web site and Chinese and subsidiary.

Cost of revenue

The Company's cost of revenue consists primarily of telephone communications lines and Internet access costs required to support and deliver our communications services. Cost of revenues for the three months ended September 30, 2000 was $28,372 compared with $37,517 in the prior year, although in accounting for discontinued operations such costs were eliminated. We expect such cost of revenues to be substantially lower over the next quarter as future revenues anticipated from usage volume are eliminated. Cost of revenue will consist of those expenses necessary to support the website and for managing investments in subsidiaries.

Selling, general and administrative expenses

General and administrative expenses consist primarily of:
(a)      promotional, advertising and public relations costs
(b) employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel
(c)      licensing, legal and other professional fees
(d)      travel and entertainment
(e) facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased from $601,106 in 1999 to $1,099,994 in 2000 after taking into consideration certain costs eliminated due to the discontinuing of certain operations of the Company. Management expects general and administrative expenses to decrease in the near future as a recent restructuring eliminated a portion of the overhead. As domestic business is increased, such expenses other than consulting fees may again increase to support future growth.

Stock compensation expenses

Other expenses charged to operations consist of non-cash costs of the issuance of common stock, warrants, and stock options. These expenses decreased from $310,314 in 1999 to $122,253 in 2000. The restructuring of the Company should have no material effect on stock compensation expenses in the near future.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, amortization of software development costs, exclusive of a write down of assets due to the discontinuance of certain of the Company's domestic operations. Amortization of software costs and software development costs was $441,834 and $73,409. Depreciation and amortization expenses may decrease going forward as assets related to discontinued operations have been written off.

Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest expense decreased to $985,501 for the nine months ended September 30, 2000 from $1,246,225 for the nine months ended September 30, 1999. Interest expense consists of interest accrued on loans and convertible notes payable. Interest income or expense is not expected to be affected by the discontinuance of certain of the Company's operations.

Income taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses in the third quarter of 1999 and 2000. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carryforwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

Cash and cash equivalents were $171,313 and $91,368 at September 30, 2000 and December 31, 1999, respectively.

The Company had negative working capital of $1,003,123 at September 30, 2000. Net cash used in operating activities was $1,730,437 for the nine months ended September 30, 2000. Cash used in operating activities was primarily attributable to a net loss of $3,664,412. This was partially offset by non-cash items such as depreciation and amortization of $1,026,976, interest expense on conversion of promissory notes into equity of $394,747 and stock compensation costs of $457,003. Net cash used in operating activities for the nine months ended September 30, 1999 was $2,211,940, which was principally due to the net loss of $2,595,710 offset primarily by a non-cash compensation expense resulting from stock options granted of $548,434. Based on the discontinuance of certain operations of the Company, it is anticipated that net cash used on operating activities on a go forward basis will decrease in the short term. As part of the accounting for discontinued operations, accounts receivable were written down by $57,589 and accounts payable by $4,166 for amounts related to the discontinued operations, for a net charge (recognized in the second quarter) of $53,423.

Net cash used for investing activities of $620,647 for the nine months ended September 30, 2000 was primarily attributable to the purchase of the LNT assets and an investment in The Energy Corp., a Florida based intellectual property company with patents related to the wireless communications industry.. Net cash provided by investing activities of $52,780 for the nine months ended September 30, 1999 was principally due to reduction in costs of capital equipment acquired.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $2,431,369 and consisted primarily of proceeds from the issuance of common stock and demand notes. Net cash provided by financing activities for the nine months ended September 30, 1999 was $2,164,449, and consisted primarily of proceeds from the issuance of common stock, less related financing fees and repayments to an officer.

The Company has satisfied its cash requirements to date primarily through public and private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

We believe that the $1,750,000 proceeds received this year from the offering under the SB-2, cash on hand and anticipated revenues will be sufficient to meet anticipated short term cash requirements only through the end of January, 2001 and we do not expect to generate positive cash flow from operations until at least 2001. Unless we generate significant revenue or obtain financing in the near future, our operations in the development stage raise substantial doubt about our ability to continue as a going concern. There can be no assurance that additional capital beyond the amounts currently forecasted will not be required, nor that any such required additional capital will be available on reasonable terms, if at all, at such time as required by the Company.

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


Subsequent Events

In October 2000, the Company issued an unsecured 8% convertible promissory note in the principal amount of $190,000, payable on demand. The holder converted this note in November 2000.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable.

Item 2.           Change in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  Form 8-K on file indicating a change in the registrant's certifying accountants as of February 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Financial Intranet, Inc.
                                                       ------------------------
                                                             (Registrant)


Date: November 20, 2000                                /s/ Michael Sheppard
      -----------------                                    -----------------
                                                           Michael Sheppard
                                                           President

Date: November 20, 2000                                /s/ Corey Rinker
      -----------------                                    -----------------
                                                           Corey Rinker
                                                           Vice President