Form 10KSB
period 2000-12-31
FINANCIAL INTRANET INC/NY
filed 2001-04-16
CIK 1077800

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                        Commission file number 333-72975

                            Financial Intranet, Inc.
                   -------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                   88-0357272
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

                 90 Grove Street, Suite 01, Ridgefield, CT 06778
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                    Issuer's Telephone Number: (203) 431-8300

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title or Class)

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                                (Title or Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [X ] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
The issuer's revenues for the fiscal year end December 31, 2000 were $2,833.00

The aggregate market value of the outstanding common stock held by non-affiliates of the issuer on February 28, 2001 (computed by reference to the last reported sales price of the issuer's common stock on the OTC Bulletin Board) was $919,671.00.

The issuer had  85,163,416  Shares of Common Stock  outstanding  as of March 30,
2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference; None

                                TABLE OF CONTENTS



PART I
Item 1. Business                                                            1-2
Item 2. Properties                                                            2
Item 3. Legal Proceedings                                                   3-4
Item 4. Submission of Matters to a Vote of
         Security Holders                                                     4
PART II
Item 5. Market for Common Equity and Related
         Shareholder Matters                                                  5
Item 6. Management's Discussion and Analysis
         or Plan of Operations                                              6-10
Item 7. Financial Statements                                                 11
Item 8. Changes in Disagreements with Accountants
         on Accounting and Financial Disclosures                             12
PART III
Item 9. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Registrant                                   13-14
Item 10. Executive Compensation                                            14-16
Item 11. Security Ownership of Certain Beneficial
          Owners and Management                                            17-18
Item 12. Certain relationships and Related
          Transactions                                                     18-20
PART IV
Item 13. Exhibits and Reports on Form 8-K                                  21-22
Signatures                                                                   23

                                     PART I


Item 1.  Business

Overview

         Financial Intranet, Inc. ("Financial Intranet" or the "Company") is a Nevada corporation that discontinued its United States operations and continues to monitor its investments in its wholly owned Chinese subsidiary doing business in China as an Internet content provider and a minor investment in The Energy Corporation. Our objectives are to maintain good standing as we explore a corporate and entity restructuring through merger, acquisition or sale.

Company History

         Financial Intranet was incorporated in 1993 as Alexis and Co. in the State of Nevada. We changed our name to Wee Wees Inc. and subsequently, on December 17, 1996 to Financial Intranet, Inc. after the purchase of a controlling interest by Barry Stein, the founder of Financial Intranet, Inc. Prior to that date, Financial Intranet had not conducted any business.

         We received our reseller certificate from the Federal Communication Commission in 1997 to provide international telecommunications services originating in the United States. Upon the effective date of a tariff in 1997, we also became authorized to provide domestic interstate telecommunications services in accordance with its tariffs. Financial Intranet was also authorized to offer intrastate telephone services in New York, Texas, California, Florida, New Jersey, Connecticut and Colorado. Beginning in 1997 we offered interstate and intrastate long distance service. In October 1997, Financial Intranet began providing communications services to broker/dealers. In April 1999, we signed an agreement with Global Crossing (formerly Frontier Communications) to resell communication services to end-users. Financial Intranet derived its 1999 revenues from the resale of communications services.

         We launched a financial web site in July 1998, and began delivering video-on-demand on it in 1998. We began using data mining software to take the information gathered on the web site and generate live customer leads for broker/dealers in 1998. We added chat rooms and messages boards in January 1999, completely redesigned it in the second quarter of 2000, but also shut it down, and discontinued our operations in the United States, by the end of that second quarter due to market conditions, funding constrictions, and lack of commercial acceptance.

         In the first quarter of 2000, we significantly expanded the scope and reach of our business by purchasing a web site and e-mail magazine, both based in the People's Republic of China, with an estimated 800,000 users.

         In the second quarter of 2000, as we discontinued our United States operations and continued to actively run only that portion of our business represented by the purchased Chinese assets, we also began to actively pursue options that may lead to the merger, sale or other transaction involving our United States entity.

        We may also expand our Chinese operations through the acquisition of companies that provide complementary services to our assets acquired through Longyin Network Technology Co., Ltd, an Internet content provider that should provide content providers with an initial audience of over 800,000 users based in China; however, no additional acquisition is imminent at this time. Any acquisition that requires payment of a cash purchase price will likely require outside financing. Other issues to be resolved in an acquisition include the assimilation of the operations, management and products of the acquired companies. We cannot be sure that we will complete any foreign acquisitions.

Government regulation

         As our only operations are those based in the People's Republic of China, there are uncertainties surrounding its standing within that foreign community. We have obtained the necessary business licenses and permits in order to remain in good standing with the current regulations as they exist in China, but there are no assurances that any new restrictions may be placed on entities either with foreign ownership or within the lines of business under which the entity in China operates.

Employees

         As of March 31, 2001 Financial Intranet had one full-time employee in the United States and ten full time employees in China. There is one officer in the United States; they are not represented by a collective bargaining agreement and management believes it has good relations with its employees.

Item 2.  Properties

         On April 16, 2001 Financial Intranet's principal executive offices were relocated to 90 Grove Street, Ridgefield, Connecticut, in an executive office building. The lease term is on a month-to-month basis. The square footage is approximately 500 square feet. Prior to the relocation our offices were at 116 Radio Circle, Mount Kisco, NY 10549. Our subsidiary in China, E-Trend rents 1,200 square feet of office space on an annual basis for $13,500.00.

Item 3.  Legal proceedings

         On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Financial Intranet, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Financial Intranet, Inc. v. Financial Intranet Holdings, Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The action's principal basis appears to be plaintiff's claim that - Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Financial Intranet, Michael Sheppard and Maura Marx, a former officer. The plaintiff alleges:

    o Mr. Sheppard and Ms. Marx assisted defendants Stein and Financial Intranet Holdings (a company owned by Mr. Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

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

         Plaintiff also seeks an accounting from Mr. Sheppard, among other defendants, for damages Financial Intranet allegedly suffered.

         Financial Intranet, Mr. Sheppard and Ms. Marx believe that the claims against Financial Intranet, Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Financial Intranet, Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. Discovery is in its early stages. We cannot make any assurances about the litigation's outcome. If the plaintiff prevails against us, we could be adversely affected.


Item 4.  Submission of Matters to a vote of Security holders

On December 14, 2000 a special meeting of the stockholders of the Company was held to consider a proposal to increase the authorized common stock, par value $0.001 per share (the "Common Stock"), of the Company to 500,000,000 from 100,000,000 shares. The proposal was approved. Information concerning the votes cast at such meeting is set forth below.

NUMBER OF VOTES CAST

For: 44,563,022

Against: 1,243,022

Abstentions: 52,700

Broker Non-Votes: 0

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         Until March 30, 2001 our common stock was traded on the OTC Bulletin Board under the symbol FNTN. On April 2, 2001 our trading symbol was changed to FNIT. Prior to our initial public offering on October 8, 1999, there was no public trading market for such shares. The following table sets forth the high and low closing bid quotations for the Company's common stock:

                  Fiscal Year                    High          Low

                  2000
                  First Quarter                 $0.93         $0.14
                  Second Quarter                $0.6406       $0.125
                  Third Quarter                 $0.1875       $0.1094
                  Fourth Quarter                $0.125        $0.0312

                  1999
                  First Quarter                 $1.58         $0.56
                  Second Quarter                $1.3125       $0.75
                  Third Quarter                 $0.77         $0.37
                  Fourth Quarter                $0.39         $0.11

                  1998
                  First Quarter                 $0.547        $0.219
                  Second Quarter                $0.95         $0.22
                  Third Quarter                 $1.99         $0.58
                  Fourth Quarter                $1.00         $0.41

         The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         As of March 31, 2001 there were approximately 60 record holders of our company's common stock and an estimated 2300 beneficial owners.

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

Item 6.  Management's Discussion and Analysis or Plan of Operations

Overview

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements

         This management discussion contains certain forward-looking statements as identified by the use of words like "expects", "believes", and "anticipates" and other similar phrases. Such statements reflect management's current view of future financial performance based on certain assumptions, risks and uncertainties. If any assumptions, risk or uncertainty factors change, such changes may have a material impact on actual financial results. The Company is under no obligation to revise any forward-looking statements contained herein, which are as of the date hereof. Readers are cautioned to not place undue reliance on any forward-looking statements contained in this discussion.

         The following discussion of the results of operations and financial condition of Financial Intranet, Inc. for the years in the two year period ended December 31, 2000, should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein. The following discussion should be read in conjunction with the financial statements and notes included elsewhere in this Form 10-KSB.

Financial Intranet, Inc. is a Nevada corporation that has activities conducted only through its indirectly wholly owned subsidiary doing business in China as an Internet content provider. It has discontinued its operations in the United States and is actively pursuing options for sale, merger or acquisition. An acquisition has been completed in the second quarter.

Results of operations:

         Year ended  December  31, 2000  compared  with year ended  December 31,
1999.

Revenue

Do to the discontinuance of our operations; we eliminated all of the revenue associated with our activities in the United States, and as such only report earnings consolidated through our Chinese subsidiary. Such revenue totaled $2,833 for the year ended December 31, 2000 versus none for the prior year.

Cost of revenue

Do to the discontinuance of our operations, we eliminated all of the costs of revenue associated with our activities in the United States, and as such only report such costs consolidated through our Chinese subsidiary. Such costs totaled $28,031 for the year ended December 31, 2000 versus none for the prior year.

Selling, General and Administrative Expenses

Selling, General and administrative expenses consist primarily of:

o employee compensation and related expenses (including payroll taxes and benefits) for executive personnel,

o licensing,  insurance,  legal and other professional  fees,  and

o facility  and  office-related  costs  such as  rent, insurance and telephone.

Selling, general and administrative expenses increased 80.6% from $549,181 in 1999 to $991,900 in 2000 principally due to increased payroll and office costs, as well as higher legal fees. Management expects general and administrative expenses to decrease in future periods depending on the acquisition activities.

Stock compensation expense

Compensation expense resulting from the issuance of common stock and options to purchase common stock to officers, outside consultants and lawyers of the Company equaled $508,075 in 1999 and $370,704 in 2000.

Other financing-related expenses

Interest Expense
Interest expense consists of interest accrued on loans and notes payable to officers. Other expense included in interest expense consists of the value of common stock, warrants and convertible notes with conversion prices below market. These expenses equaled $ 506,667 in 2000.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment and amortization of software development costs. These costs were $ 567,120 in 2000.

Other income and expense

Other income consists principally of interest from short-term investments. Interest and other income increased to $69,706, in 2000 from $5,918 for the year ended December 31, 1999.

Income taxes

No provision for federal and state income taxes has been recorded as Financial Intranet incurred net operating losses in both 1999 and 2000. Financial Intranet had approximately $3,000,000 of net operating loss carry forward for federal income tax purposes as of December 31, 2000. The net operating loss will be available to offset any future taxable income. Given Financial Intranet's limited operating history, losses incurred to date and the difficulty in accurately forecasting Financial Intranet's future results, management does not believe that the realization of the potential future benefits of these carryforwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles and, accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

We had balances of $91,368 and $160,749 in cash and cash equivalents at December 31, 1999 and December 31, 2000, respectively.

Financial Intranet had negative working capital of $80,787 at December 31, 2000. Net cash used in operating activities was $2,069,152 for the year ended December 31, 2000. Cash used in operating activities was primarily attributable to a net loss of $6,716,016 partially offset by non-cash items such as depreciation and amortization of $870,303 stock compensation costs of $207,700, loss on abandonment of operations of $760,073 and interest expense and debt issuance costs resulting from the issuance of common stock and warrants aggregating $506,667. Net cash used in operating activities for the year ended December 31, 1999 was $1,469,759, which was principally due to the net loss of, offset by non-cash items such as depreciation and amortization of $340,608 and stock compensation costs of $508,075.

Net cash used in investing activities of $595,668 for the year ended December 31, 2000 was primarily attributable to capital expenditures of $115,661 and the cash portion of the LNT acquisition of $400,000.

Net cash provided by investing activities of $64,604 for the year ended December 31, 1999.

Net cash provided by financing activities for the year ended December 31, 2000 was $2,734,201 and consisted primarily of proceeds from the issuance of common stock and convertible promissory notes.

Net cash provided by financing activities for the year ended December 31, 1999 was $1,347,278 and consisted primarily of proceeds from the issuance of promissory notes of $1,220,000.

Financial Intranet has satisfied its cash requirements primarily through public and private placements of common stock, warrants and debentures convertible into shares of common stock, as well as the issuance of common stock in lieu of payment for services. Also, officers have loaned Financial Intranet funds as needed to provide working capital.

In 1998, we raised $1,500,000 through the sale of convertible debentures, which debentures were subsequently converted into 7,505,057shares of common stock.

On February 8, 1999, Financial Intranet issued a 7% convertible promissory note in the principal amount of $600,000. The note was subsequently converted into 1,500,000 shares of common stock.

On July 20, 1999, we issued an 8% convertible promissory note in the principal amount of $500,000 to one accredited investor with a maturity date of October 20, 1999. In conjunction with the issuance of the note, Financial Intranet issued warrants to purchase 200,000 shares of common stock for $0.50 per share. The Note has been converted into 4,000,778 shares. We used the proceeds of the promissory note for general working capital and repayment of past due accounts payable.

On September 27, 1999, we issued an 8% promissory note in the principal amount of $120,000 with a maturity date of December 26, 1999. The proceeds of the note were used for general working capital and repayment of past due accounts receivable; the note was repaid in cash.

We raised $2,450,000 through a public offering of common stock commencing in October 1999, with $700,000 raised in the fourth quarter of that year. The proceeds were applied to general working capital, repayment of accounts payable and expansion of our services.

During 2000, we entered into a series of private financings totaling $1,215,000 with Garth LLC through the issuance of convertible promissory notes, the proceeds of which were used for working capital. Of such principal amount, $1,140,000 was converted on November 1, 2000 by Garth LLC into 38,932,172 restricted shares of Common Stock.

From time to time, officers have loaned Financial Intranet funds as needed to provide working capital. Financial Intranet issued three outstanding notes in favor of Ben B. Stein, a shareholder, consultant and former officer and director. The original principal amount of the notes was $60,889. Mr. Stein agreed on March 3, 1999 to apply the outstanding principal amount of the notes and all accrued interest to the exercise of options in lieu of a cash payment by Financial Intranet. We had an outstanding note in favor of Michael Sheppard for $36,115 (plus accrued interest) due on demand, which note was repaid in 2000.

We believe that the $285,000 cash proceeds from the issuance of certain convertible notes of Company common stock in the fourth quarter of 2000 and the first quarter of 2001 will be sufficient to meet anticipated cash requirements through the first quarter of 2001. Financial Intranet does not expect to generate positive cash flow from operations in the short term, and unless Financial Intranet obtains financing through additional sources by the end of the first quarter of 2001, there is substantial doubt about its ability to continue as a going concern. Revenue for the year ended December 31, 2000 was adversely affected by the discontinuance of US operations. There can be no assurance that any required additional capital will be available on reasonable terms, if at all, at such time as required by Financial Intranet.

We anticipate that we can continue, in the ordinary course of business and with additional financing transactions, whether such financings are from additional offerings or other sources, to continue our existence in the US through June 30, 2002

FACTORS AFFECTING OUR OPERATING RESULTS, BUSINESS PROSPECTS AND STOCK PRICE

         This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The factors described below, among others, could cause our actual results to differ materially from those anticipated.

Investors can have difficulty evaluating our prospects because we commenced business in the fall of 1998, discontinued them in the United States in 2000, and have a limited operating history in China for investors to analyze.

     We have discontinued our US operations and are generating limited revenues from our Chinese subsidiary. You should consider our report in light of the risks, expenses and difficulties frequently encountered by new businesses operating in foreign markets.

Our projected losses raise substantial doubt about our ability to continue operations unless we obtain financing or generate adequate revenues.

     Unless we generate sufficient revenues or obtain financing, our operations raise substantial doubt about our ability to continue as a going concern. We had net losses of $817,430 for the year ended December 31, 1997, $2,141,978 for the year ended December 31, 1998, $3,692,029 for the year ended December 31, 1999 and $6,716,016 for the year ended December 31, 2000. We have had limited revenues since inception. We had no revenues from inception through December 31, 1997. We had revenues of $89,169 in 1998, no revenues for the year ended December 31, 1999 and $2,833, taking into consideration the discontinuance of our US operations, for the year ended December 31, 2000. We expect to incur up-front operating costs to expand our marketing efforts globally from our Chinese subsidiary, which may result in further losses. We will not be profitable until we establish a broader customer base for our services and derive substantial revenues from the sale of services in China.
                                       9

We currently have no assured sources for additional financing, and our success may depend on our ability to obtain further financing.

     We anticipate that our working capital will satisfy our financial requirements for at least 15 months, and we have no readily available additional sources of funds without a stock sale or issuance of additional securities. We may not be able to obtain funding on a timely basis, on favorable terms, or at all. We do not have a credit facility or any committed source of financing and may be unable to fund ongoing operations.

Our potential issuance of shares upon the exercise of options or conversion of promissory notes at prices below the offering price could reduce the market price of our stock.

     The purchase of our stock by these investors or their potential of purchases at below market price may reduce the market price of our stock. We have issued stock options, warrants and convertible notes to persons who invested in us or provided goods, services or credit. These people have the right to purchase up to 32,785,279 shares at various prices.

The price of our stock may decrease as a result of sales of stock that are not currently freely tradable.

     42,514,552 of common stock held by present shareholders have not been registered under the Securities Act of 1933. The stock can be sold under Rule 144. Sales of substantial amounts of stock under Rule 144 could adversely affect the market price of the shares and make it more difficult for us to sell our stock in the future.

The risk of doing business in the People's Republic of China.

     We have purchased an Internet content provider in the People's Republic of China, which although presenting a good opportunity to immediately expand our user base and offer additional opportunities to expand worldwide in an uncharted new marketplace, still presents possible unforeseen risks of doing business in a new, foreign and government run society. There is no assurance that laws that may be enacted may prove to be oppressive to foreign-owned companies. Our operations in China face significant competition from companies with greater resources and experience. In addition, our ability to remit capital from China may be subject to foreign exchange controls, taxes and the ability of converting funds into United States dollars.

Item 7.  Financial Statements

     The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Feldman Sherb & Co., P.C., independent certified public accountants with respect thereto, referred to in the Table Of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on page F-1.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                              FINANCIAL STATEMENTS


                                      INDEX

                                                                      Page
                                                                     Number
                                                                    --------
INDEPENDENT AUDITORS' REPORT                                          F - 2
CONSOLIDATED FINANCIAL STATEMENTS:
      Balance Sheet at December 31, 2000                              F - 3
      Statements of Operations For the Years Ended
               December 31, 2000 and 1999                             F - 4
      Statement of Changes in Stockholders' Equity                    F - 5
      Statements of Cash Flows For the Years Ended
               December 31, 2000 and 1999                         F - 6 - F - 7

      Notes to Financial Statements                               F - 8 - F - 18

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders' of Financial Intranet, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheets of Financial Intranet, Inc. and Subsidiary as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000, and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financial Intranet, Inc. and Subsidiary as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000, and 1999 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses and negative cash flows since its inception and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.

New York, New York
March 1, 2001

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSETS:
     Cash                                                   $         160,749
                                                                ----------------
         TOTAL CURRENT ASSETS                                         160,749

EQUIPMENT                                                              12,964

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                           300,000

OTHER ASSETS                                                           27,236
                                                                ----------------

                                                            $         500,949
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                  $         241,536
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                    241,536
                                                                ----------------

NOTE PAYABLE                                                           10,000

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value;
         500,000,000 shares authorized,
          85,163,416 issued and outstanding                            85,163
     Additional paid-in capital                                    13,653,701
     Accumulated deficit                                          (13,489,451)
                                                                ----------------
         TOTAL STOCKHOLDERS' EQUITY                                   249,413
                                                                ----------------

                                                            $         500,949
                                                                ================




                       See notes to consolidated financial
                                  statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Year Ended December 31,
                                              ----------------------------------
                                                   2000               1999
                                              -------------    ----------------


REVENUE                                   $          2,833   $               -
                                              -------------    ----------------

OPERATING COSTS AND EXPENSES:
 Selling, general and administrative               991,900             549,181
 Depreciation and amortization                     567,120                   -
 Stock compensation expense                        458,204             508,075
                                              -------------    ----------------
                                                 2,017,224           1,057,256

LOSS FROM OPERATIONS                            (2,014,391)         (1,057,256)
                                              -------------    ----------------

OTHER INCOME (EXPENSES):
 Interest income                                    69,706               5,918
 Interest expense                               (1,498,701)         (1,466,596)
 Other                                             (60,693)                  -
 Loss on impairment of long-lived assets        (1,787,125)                  -
                                              -------------    ----------------
  TOTAL OTHER EXPENSES                          (3,276,813)         (1,460,678)
                                              -------------    ----------------

NET LOSS FROM CONTINUING OPERATIONS             (5,291,204)         (2,517,934)

DISCONTINUED OPERATIONS                         (1,512,312)         (1,174,095)
                                              -------------    ----------------

NET LOSS                                  $     (6,803,516)  $      (3,692,029)
                                              =============    ================

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE:
   Continuing operations                  $          (0.10)  $           (0.10)
   Discontinued operations                           (0.03)              (0.05)
                                              -------------    ----------------
   Net loss to common stockholders        $          (0.13)  $           (0.15)
                                              =============    ================

NUMBER OF SHARES USED IN CALCULATING BASIC
 AND DILUTED NET LOSS PER SHARE                 53,188,567          23,821,346
                                              ===============  ================


                       See notes to consolidated financial
                                  statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                             Common stock              Additional        Deferred
                                     ------------------------------    Paid - in          Stock           Accumulated
                                          Shares          Amount        Capital         Compensation        Deficit          Total
                                     -------------  ---------------  --------------   -----------------   ------------    ----------

Balance - December 31, 1998            20,561,048  $     20,561     $  4,079,186     $      (1,062,878)  $ (2,993,906)   $   42,963

 Warrants issued in
  connection with private
  placement of debt                          -             -             453,904                  -              -          453,904
 Issuance of warrants and
  beneficial conversion
  feature on debt financing                  -             -           1,100,000                  -              -        1,100,000
 Issuance of stock in lieu
  of fees on December
  1998 private placement                   25,000            25           14,725                  -              -           14,750
 Issuance of stock to
  principals in consideration
  for employment services                 611,636           611          458,115                  -              -          458,726
 Issuance of stock resulting
  from exercise of warrants                 5,812             6               (6)                 -              -             -
 Issuance of stock to Founder
  for exercise of options                 879,685           880          166,260                  -              -          167,140
 Issuance of stock in lieu
  of fees on February
  1999 private placement                   30,000            30           33,870                  -              -           33,900
 Issuance of stock upon
  conversion of notes                   4,612,768         4,613          965,942                  -              -          970,555
 Beneficial conversion
  feature of debt financing                  -             -             166,667                  -              -          166,667
 Warrants issued for
  consulting services                        -             -             148,103                  -              -          148,103
 Issuance of stock in lieu
  of legal fees                           306,566           307           65,634                  -              -           65,941
 Issuance of stock as a result
  of debt conversion                      182,315           182           50,684                  -              -           50,866
 Issuance of stock pursuant
  to public offering                    2,545,455         2,545          298,926                  -              -          301,471
 Issuance of stock in lieu
  of fees in connection with
  private placement of debt and
  public offering, net
  of expenses                              70,910            71           21,984                 -               -           22,055
 Amortization of compensatory
  stock options                              -             -                -                 154,254            -          154,254
 Cancellation of debt by
  shareholder                                -             -              10,000                 -               -           10,000
 Cancellation of stock options               -             -            (524,521)             419,616            -         (104,905)
 Net loss                                    -             -                -                    -         (3,692,029)   (3,692,029)
                                   ----------------    ------------  --------------   -----------------    -----------  ------------

Balance - December 31, 1999            29,831,195       29,831         7,509,473             (489,008)     (6,685,935)      364,361

 Issuance of stock in
  lieu of legal fees                      150,000           150           20,850                 -               -           21,000
 Issuance of stock upon
  conversion of notes                  44,899,494        44,899        1,728,798                 -               -        1,773,697
 Issuance of stock in
  lieu of consulting fees               2,260,000         2,260           69,740                 -               -           72,000
 Issuance of stock pursuant
  to public offering,
  net of expenses                       6,363,636         6,364        1,551,636                 -               -        1,558,000
 Issuance of stock resulting
  from exercise of warrants               100,000           100           19,900                 -               -           20,000
 Issuance of stock in lieu
  of financing fees                       109,091           109           29,891                 -               -           30,000
 Issuance of stock upon
  acquisition                           1,450,000         1,450        1,347,050                 -               -        1,348,500
 Stock based compensation                    -             -             295,200                 -               -          295,200
 Beneficial conversion                       -             -             506,667                 -               -          506,667
 Issuance of warrants in
  connection with acquisition                -             -             900,500                 -               -          900,500
 Amortization of deferred
  stock compensation                         -             -                   -              163,004            -          163,004
 Write-off of unamortized
  deferred stock compensation                -             -            (326,004)             326,004            -             -
 Net loss                                    -             -                -                    -         (6,803,516)   (6,803,516)
                                 ----------------    --------------  --------------   -----------------   ------------   -----------


Balance - December 31, 2000            85,163,416   $    85,163     $ 13,653,701  $              -       $(13,489,451) $    249,413
                                 ================    ==============  ==============   =================   ============   ===========

                 See notes to consolidated financial statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                       -------------------------
                                                           2000          1999
                                                       -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $ (5,291,204) $ (2,517,934)
                                                       -----------   -----------
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Loss from discontinued
    operations                                         (1,512,312)   (1,174,095)
   Depreciation and amortization                          707,299       340,608
   Loss on abandonment of assets                          760,073          -
   Amortization of stock compensation                     163,004          -
   Beneficial conversion                                  506,667          -
   Loss on impairment of
    long-lived assets                                   1,787,125          -
   Stock based compensation                               295,200       508,075
   Issuance of stock in lieu of legal fees                 21,000          -
   Issuance of stock in lieu of consulting fees            72,000       427,989
   Write-off of deferred debt issuance costs              394,747          -
   Issuance of stock in lieu of financing fees             30,000          -
   Issuance of stock resulting from
    exercise of warrants                                     -        1,415,964

 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable               66,793       (22,723)
  (Increase) decrease in prepaid expenses                   9,274        (4,896)
  (Increase) decrease in other assets                       6,023        (7,102)
  Decrease in accounts payable and
   accrued liabilities                                    (71,640)     (458,392)
  (Decrease) increase in deferred rent                    (13,201)       13,201
  Accrued interest converted into common stock               -            9,546
                                                       -----------   -----------
                                                        3,222,052     1,048,175
                                                       -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                  (2,069,152)   (1,469,759)
                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                      (115,661)       68,114
 Capitalized software development costs                   (80,007)       (3,510)
 Cash portion of LNT acquisition                         (400,000)         -
                                                       -----------   -----------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                    (595,668)       64,604
                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of promissory notes                  -        1,220,000
 Issuance of stock for interest
  on convertible notes                                     45,572          -
 Proceeds from issuance of warrants                        20,000          -
 Proceeds from notes payable                            1,150,000          -
 Proceeds from issuance of common stock                 1,558,000       181,471
 Loans from officer                                       (39,371)        5,074
 Advances from (payment to) officers                         -          (59,247)
                                                       -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               2,734,201     1,347,298
                                                       -----------   -----------

INCREASE (DECREASE) IN CASH                                69,381       (57,857)

CASH - BEGINNING OF YEAR                                   91,368       149,225
                                                       -----------   -----------

CASH - END OF YEAR                                   $    160,749  $     91,368
                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid for interest                              $       -     $      3,438
                                                       ===========   ===========

                 See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION: - continued

The following noncash transactions occurred during the year ended December 31, 1999:
     12,500 shares of the Company's common stock were issued at par value each to two financial advisors as part of their fees for structuring a December 1998 private placement
     611,636 shares of the Company's common stock were issued to three principals of the Company in consideration for employment services valued at $458,726
     5,812 shares of the Company's common stock were issued to a financial advisor for exercise of warrants 15,000 shares of the Company's common stock were issued to each of two financial advisors as part of their fees for structuring a February 1999 private placement
     879,685 shares of the Company's common stock were issued to Barry Stein for aggregate consideration of $167,140 in payroll and officers loans owed by the Company, upon exercise of options
     600,000 shares of the Company's common stock were issued to an investor as a result of debt conversion Additional paid-in capital was decreased by $524,521 and stock compensation costs were credited for $104,905 as a result of an amended contract for the founder wherein the Company cancelled stock options to purhcase 1,140,262 shares of common stock preciously granted in 1998 at an exercise price of $.19 per share
     A credit in the amount of $81,081 was received from a vendor as an adjustment to the purchase price of certain computer equipment and the balance due to the vendor
     11,111 shares of the Company's common stock valued at $10,000 were issued in payment of legal fees 900,000 shares of the Company's common stock were issued to an investor as a result of debt conversion 182,315 shares of the Company's common stock were issued to an investor as a result of debt conversion 70,910 shares of the Company's common stock were issued to a financial advisor for services in structuring a private placement of debt and public offering of securities
     145,455 shares of the Company's common stock valued at $22,023 were issued in payment of legal fees 1,250,000 shares of the Company's common stock were issued to an investor as a result of debt conversion 150,000 shares of the Company's common stock valued at $33,918 were issued in payment of legal fees 1,862,768 shares of the Company's common stock were issued to an investor as a result of debt conversion

The following noncash transactions occurred during the year ended December 31, 2000: 1,450,000 shares of the Company's common stock issued for the purchase of LNT valued at $1,348,500 Issued warrants for the purchase of LNT valued at $900,500 150,000 shares of the Company's common stock valued at $21,000 were issued in payment of legal fees 44,899,494 shares of the Company's common stock were issued to an investor as a result of debt conversion 2,260,000 shares of the Company's common stock valued at $72,000 were issued in payment of consulting fees 100,000 shares of the Company's common stock were issued for exercise of warrants 109,091 shares of the Company's common stock were issued in lieu of financing fees Write-off of unamortized deferred stock compensation of $326,004





                 See notes to consolidated financial statements.

                    FINANCIAL INTRANET, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       ORGANIZATION

         Financial Intranet, Inc. (the "Company"), formerly Wee Wees, Inc. (which was formerly Alexis & Co.) is a Nevada corporation incorporated on December 16, 1993. The founder of the Company acquired all the outstanding shares of Wee Wees, Inc. and commenced the Company's current business on December 17, 1996. The Company's revenues through December 31, 2000 have been from the resale of telephone usage in the United States. In August 2000 the Company decided to discontinue these operations. In March 2000 the Company purchased the assets of Longyin Network Technology Co. ("LNT") a Chinese Internet provider.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2000, the Company has a negative working capital of $80,787. The Company has experienced significant losses since its inception and there is substantial doubt that it will be able to continue as going concern without additional funding. In 2000, the Company raised an additional $2,708,000 in equity financing and management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         B. Cash and cash equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

         C. Revenue recognition - Revenues are recognized when goods are shipped or services are performed.

         D. Principles of Consolidation - The financial statements include the accounts of the Company and Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         E. Property and Equipment - Property and equipment are recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or the asset's useful life. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

         F. Fair value of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The Company's note payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements.

         G. Impairment of long - lived assets - In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2000, the Company wrote off $1,787,125 due to impairment. The Company believes that the balance of long - lived assets in the accompanying balance sheet is appropriately valued.

         H Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         I. Capitalized software development costs - Capitalized software development costs represent the costs of developing and enhancing an Internet presence on the Company's web site. These costs are being capitalized and amortized on a straight - line basis over their estimated life of two years in accordance with Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Amortization of capitalized software development costs was $193,342 (including write-off) and $61,190 for the years ended December 31, 2000 and 1999, respectively.

         J. Earnings (loss) per share - Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") requires the presentation of basic and diluted earnings per share ("EPS"). Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted - average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted-average shares for 2000 and 1999 because their inclusion would be anti-dilutive.

         K. Stock-based compensation - The Company has elected to continue to account for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and to disclose the pro forma effect on net loss per share had the fair value of options been expenses. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

         L. Recently issued accounting pronouncements - The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended December 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.


4        PROPERTY AND EQUIPMENT


         Computer equipment               $   18,207
         Less: accumulated depreciation       (5,243)
                                          $   12,964
                                           ==========


5        COMMITMENTS

         Operating leases

         The Company terminated its lease in 2000. Rent expense charged to operations was $33,055 and $34,816 for the years ended December 31, 2000 and 1999, respectively. The Company rents office space on a month to month basis.

         Employment agreements

         The Company had employment agreements with three key executives, of which one was terminated during the year ended December 31, 2000 and the other in 2001. The contracts provided for the issuance of options to purchase 3,518,847 and 1,750,000 shares of common stock at $.19 and $.10 per share, respectively. The value of the options were charged to compensation expense over the term of the employment agreements. As part of the termination agreements the Company issued options to purchase 10,500,000 shares of common stock at $.01 per share. The value of 3,000,000 of these options was recorded as compensation for the year ended December 31, 2000. The value of the remaining 7,500,000 options will be recorded as compensation expense for the year ended 2001.

         The Company entered into the remaining agreement on September 12, 1997. This agreement was amended in December 1998. The agreement is for a five-year period commencing on September 12, 1997 and a three year period commencing on August 23, 1999 and may be extended by the Company for an additional three-year period upon written notice six months prior to the third anniversary of the original term. The agreement provides for an annual bases salary of $150,000,and also provides for an option to purchase, at any time while the executive is employed by the Company, additional shares of the Company's common stock. The purchase price for such shares is $.19 per share. All options granted under the employment agreement expire on December 31, 2002, except for earlier dates relative to termination. The value of the options is being charged to compensation expense over the term of the employment agreement.

         Consulting agreement

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

6.       STOCKHOLDERS' EQUITY

         The  Company  had a private  placement  offering  in June 1997  whereby
         6,904,228 shares of common stock were issued. The Company had two outstanding subscription agreements from investors totaling $75,000 at December 31, 1997, pursuant to which the Company subsequently issued 400,000 shares of common stock in January 1998.

         On May 20, 1998, the Company entered into subscription agreements to issue a total of $500,000 in convertible debentures, due November 20, 1998. The debentures paid 6% interest annually, in cash or in freely trading common stock of the Company, at the Company's option until the principal amount was paid in full or had been converted. The debentures were subject to automatic conversion at the end of six months from the date of issuance based on a formula as defined under the agreements. The holders of the debentures had the right, at their option, to convert the debentures into shares of the Company's common stock at any time before the close of business on the maturity date. The debentures were converted into 1,070,800 shares in June and July 1998.

         On June 4, 1998, the Company entered into a Placement Agent Agreement with Corporate Capital Management LLC ("CCM"). The agreement appointed CCM exclusive placement agent of the Company during the offering period as defined in the agreement for the purpose of assisting the Company in the sale of $500,000 (the "Funds") in principal amount of its convertible 12% promissory note due December 1, 1998 (the "Note"). The agreement provided for a cash fee in an amount equal to 10% of the gross proceeds from the sale of the Note plus warrants to purchase 50,000 shares of the Company's common stock. The warrants were exercisable at a price equal to 110% of the bid price for the common stock on the date of closing of the sale of the Note. In conjunction with the agreement to retain CCM as placement agent, on June 4, 1998, the Company entered into a subscription agreement for the Note. The Note was convertible, at the holder's option, at any time, into shares of common stock of the Company. The number of shares of common stock into which the Note could be converted was the lesser of (i) 72.5% of the lowest closing bid price quoted on the over-the- counter Bulletin Board market of the common stock for the five-day trading period ending on the day prior to the conversion date or (ii) the lowest closing bid price quoted on the Bulletin Board of the common stock for the five-day trading period ending on the day prior to the closing of the sale of the Note. The note was converted to 1,352,718 shares of the Company's common stock in June 1998 and 115,052 shares were subsequently canceled in October 1998.

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

         On February 8, 1999, the Company received $600,000 in exchange for $600,000 7% convertible promissory notes and warrants to purchase 1,500,000 shares of common stock at $.40 per share. $240,000 principal amount of the note was converted into 600,000 shares of common stock on March 10, 1999 and $360,000 was converted to 900,000 shares of common stock on May 14, 1999. The note was convertible at the lower of 75% of the market value of the Company's common stock, as defined in the agreement, or $.40 per share. The amount attributable to this beneficial conversion feature and the value of the warrant to purchase 1,500,000 shares of common stock, which aggregate value was limited to the proceeds of the private placement, $600,000, was charged to interest expense in 1999.

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

         In October 1999, the Company's Registration Statement (Form SB-2), initially filed in February 1999, covering the primary offering of common stock by the Company and the offering of common stock by certain selling securityholders became effective. The Company registered under the primary prospectus 10,909,091 shares of common stock, par value $.001 per share, for sale. The selling securityholders registered under an alternate prospectus 7,310,000 shares of common stock underlying the warrants, common stock underlying the convertible promissory notes, shares of common stock previously issued and shares of common stock which were issued upon conversion of certain promissory notes. The share were offered to the public at an offering price of $.275 per share. As of December 31, 1999, $700,000 was received from the sale of 2,545,455 shares pursuant to this offering. In the first quarter of 2000, an additional $1,750,000 was raised through the sale of 6,363,636 shares pursuant to this Registration Statement.

         On January 12, 2000 and February 7, 2000, the Company issued 8% convertible promissory notes in the principal amount of $150,000 and $200,000 with a maturity date of December 31, 2000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The notes were converted into 7,455,599 shares of common stock prior to December 31, 2000. The value attributable to this beneficial conversion features, $166,667, was charged to interest expense in 2000.

         On May 20, 2000, the Company issued 8% convertible promissory notes in the principal amount of $600,000 with a maturity date of December 31, 2000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The note was converted to 12,476,573 shares of common stock prior to December 31, 2000. The value attributable to this beneficial conversion features, $200,000, was charged to interest expense in 2000.

         In July 2000, an aggregate of 2,200,000 shares of stock were issued and 5,000,000 warrants granted to certain financial advisors in consideration for financial considerations, potential commitments and consulting services to be rendered in the United States and the Peoples Republic of China. An additional 12,273 warrants were issued to a vendor in consideration for placement services.

         On October 30, 2000, the Company issued an 8% convertible demand note in the principal amount of $190,000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The notes were converted into 19,000,000 shares of common stock prior to December 31, 2000. The value attributable to this beneficial conversion features, $190,000, was charged to interest expense in 2000.

7.       DISCONTINUED OPERATIONS

         The Company, in August 2000, affected a restructure of it domestic operating model. In doing so, it eliminated its United States based operations. The Company plans on generating revenue in the future from, its existing assets in the Peoples Republic of China through its 100% wholly owned operating subsidiary. The Company specifically expects to generate revenues from its Chinese subsidiary through business-to-business Internet and website consulting services, advertising domestically and internationally from both its website and e- magazine, and application programs and services for websites and other businesses. The Company does not expect its Chinese subsidiary to generate revenue until at least the fourth quarter of 2000 or become profitable until some time in 2001.

         The components of the discontinued operations include:


                               For the Years Ended December 31,
                               --------------------------------
                                    2000             1999
                               ------------    ----------------
Revenue                       $    82,339     $      73,672
                               ------------    ----------------

Cost of revenue                   137,486            98,546
Selling, general and
 administrative                   914,026           807,067
Depreciation and amortization     468,139           340,608
Other                              75,000             1,546
                               ------------    ----------------

Net loss from discontinued
 operations                   $(1,512,312)    $  (1,174,095)
                               ============    ================

8.       ACQUISITION

         On March 27, 2000, the Company purchased the assets of Longyin Network Technology Co., Ltd. ("LNT"), a Chinese Internet content provider. The purchase price of $2,649,000 consisted of $400,000 cash plus 1,450,000 shares of common stock (valued at $.93 per share) and 5,598,783 warrants valued at $900,500 which was allocated to the assets acquired based on their fair values. The acquired business consists of two Internet web sites, an e-mail magazine and consulting agreements with four officers.

9.       COMMON STOCK WARRANTS AND OPTIONS

         The following common stock warrants are outstanding at December 31, 2000:


                   Number of
                    shares              Term             Exercise Price
               -----------------  ------------------   ------------------
1997 warrants       200,000           5 years                    $7.25
1998 warrants        20,000           3 years             $.60 - $.725
                  1,901,667           5 years             $.40 - $1.20
1999 warrants        50,000           1 year                      $.20
                  2,035,455           5 years             $.275 - $.60
2000 warrants     5,598,783           5 years             $.01 - $.375
               -----------------
                 29,921,868
               =================

         Summary information with respect to stock options granted is as follows:


                                                 Options       Options
                              Exercise Price     Granted      Exercisable
                            ------------------ -----------  ---------------
Balance, January 1, 1999          $.19          7,222,109      7,222,109
Activity:
     Options granted               .10          1,750,000      1,750,000
     Options exercised             .19           (879,685)      (879,685)
     Options canceled              .19         (1,140,262)    (1,140,262)
Balance, December 31, 1999     $.10 - $.19      6,952,162      6,952,162
     Options granted           $.01 - $.05      8,000,000      8,000,000
                            ------------------ -----------  ---------------
Balance, December 31, 2000     $.01 - $.19     14,952,162     14,952,162
                            ================== ===========  ===============

         The Company applies APB 25 in accounting for its stock option plans. Accordingly, stock compensation cost has been recorded based on the intrinsic value of the options only. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2000 and 1999 would have been impacted as indicated in the following table:


                                         2000                 1999
                                   ----------------    -----------------
Net loss as reported              $   (6,803,516)     $    (3,362,029)
Pro forma net loss                $   (8,072,766)     $    (3,697,029)
Net loss per share as reported    $       (0.13)      $        (0.15)
Pro forma net loss per share      $       (0.15)      $        (0.16)

         The above pro forma amount for purposes of SFAS 123 reflect the portion of the estimated fair value of awards earned in 2000 and 1999. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the vesting period of the stock options granted. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effect on pro forma disclosures of future years.

         The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                            2000               1999
                                        ------------       -------------
Expected life of option (in years)            2                  3
Risk-free interest rate                      5.68%              5.68%
Expected volatility                        200.0%             186.0%
Expected dividend yield                       0%                  0%

         The  weighted  average  fair  value of  options  granted  during  is as follows:
                                            2000             1999
                                         ------------    --------------
Fair value of each option granted       $     .02       $      0.11
Total number of options granted            8,000,000        1,750,000
Total fair value of options granted     $    160,000    $     199,583

         2000 and 1998 Stock Option Plans

         In June 2000 and December 1998, the Company established the 2000 and 1998 Stock Option Plans ("Plans") which provides for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section ("Non-statutory Stock Options"). The total number of shares of common stock for issuance under the 2000 and 1998 Plan shall not exceed 10,000,000 and 1,500,000, respectively. Options to purchase shares may be granted under the Plans to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Non-statutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company.

         The exercise price of all Incentive Stock Options granted under the Plans must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than 10% of the Company's common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

         The exercise price of all Non-statutory Stock Options granted under the Plans must be at least equal to 85% of the fair market value of such shares on the date of the grant.

         No options have been granted pursuant to the Plans.

10.      INCOME TAXES

         The Company has net operating loss carryforwards available for income tax reporting purposes of approximately $3,000,000, in the aggregate, expiring through 2019, which gives rise to a deferred income tax asset of approximately $1,200,000 at December 31, 2000. In accordance with
         Section 382 of the Internal Revenue Code, utilization of the net operating loss carryfowards may be limited based on ownership changes which have occurred or may occur.

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

11.      RELATED PARTY TRANSACTIONS

         At December 31, 1998 and 1999, the Company had unsecured notes payable in the amount of $97,004 and $36,115, respectively to an officer/stockholder, due on demand. The promissory notes bear an interest rate of 8% per annum. At December 31, 1998, interest of $1,614 was accrued on this note, and at December 31, 1999, interest of $3,256 was accrued.

12.      CONTINGENCY

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

13.      FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 2000, the Company made the following adjustments:

                  Write-off of Long - Lived Assets            $        1,787,125

Item 8. Changes in Disagreements with Accountants on Accounting and Financial Disclosures

        On November 15, 2000, the Company engaged Feldman, Sherb & Co., P.C. as its independent accountants following the dismissal of the Company's former independent accountants, Richard A. Eisner & Co., LLP. The change of independent accountants was approved by the Board of Directors of the Company.

         During the Company's 1999 fiscal year and subsequent interim periods preceding the date of dismissal, there were no disagreements between the Company and its former independent accountants on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accountants, would have caused them to make reference to the subject matter of the disagreement in their report.

         The former independent accountant's report for the year ended December 31, 1999 was unqualified when issued and contained an explanatory paragraph that expressed doubt about the Company's ability to continue as a going concern. Such report, however, did not contain any adverse opinion or disclaimer of opinion or was modified as to audit scope, accounting principles or other uncertainty.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Registrant

         Set forth below are the names, ages, brief summary of their business experience and positions of the directors and executive officer of the Company. Each of the directors named below was elected at the Company's 2000 annual Meeting of the Stockholders for a term of one year or until his successor is elected.


Name                Office held since    Age          Title
Michael Sheppard          1997            51       President, Chief Executive
                                                    Officer and Director
Joseph Engelberger        1998            74       Director
Steven Weller             1998            44       Director


The biographies of our executive officers and directors are as follows:

Michael Sheppard--President, Chief Executive Officer and Director

Mr. Sheppard, age 51, joined Financial Intranet as a consultant in February 1997 and became President, Chief Operating Officer and Director in April 1997. Mr. Sheppard has been involved in setting up the corporate infrastructure of several early stage development companies and undertaking their day-to-day operations as chief executive and chief operating officer. From January 1996 through January 1997, Mr. Sheppard was Chief Operating Officer of Freelinq Communications, formerly Televideo Corporation, based in New York City. Freelinq offers real time video-on-demand via ATM/XDSL technology with high-speed Internet transmission and advertiser supported free theatrical films delivered through twisted pair telephone lines. From 1995 to 1996 he was chief operating officer for Lee Communications Ltd., which is a laser development and transmission company. From 1993 to 1995, he was Chief Executive Officer for MLS Lighting Ltd. In 1980 he founded Belden Communications and served as its President and Chief Executive Officer until it was acquired in 1985. It was engaged in the sale and distribution of proprietary products used in the motion picture and television markets, and was merged in 1985 into Lee America Ltd., which was bought by Lee Lighting Ltd., a United Kingdom company, in 1986.

Joseph F. Engelberger - Director
Mr. Engelberger, age 74, became a Director of Financial Intranet in August 1998. Joseph Engelberger founded Helpmate Robotics, Inc. Since 1984, he has been Chairman and Chief Executive Officer of Helpmate Robotics, Inc. He received B.S. and M.S. degrees from Columbia University in 1946 and 1949, respectively, and he has authored numerous articles in the instrumentation and robotics fields.

His honors include the Progress Award of the Society of Manufacturing Engineers, the Leonardo da Vinci Award of the American Society of Mechanical Engineers and the 1982 American Machinist Award. The University of Liverpool bestowed the first McKechnie Award on him in 1983. In 1984, he was elected to the National Academy of Engineering. He was the recipient of the Egleston Medal for distinguished engineering achievement from Columbia University. The University of Bridgeport, Spring Garden College, Briarwood College, Trinity College and Carnegie-Mellon University granted him honorary doctorates. In January 1997, he received the Beckman Award for pioneering and original research in the general field of automation. Mr. Engelberger served on the Board of directors of EDO Corporation (NYSE:EDO). EDO Corporation supplies highly engineered products for governments and industry worldwide.

Steven Weller - Director

Mr. Weller, age 45, became a director of Financial Intranet in November 1998. Since 1989, Mr. Weller has been the Senior Vice President of Fujistu/Siemens Information and Communication Products LLC. He is responsible for all sales and technical support personnel. He was previously the Vice President of Sales for the North American Key Accounts.

There are no family relationships that exist between any of the directors or executives of the Company.

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

Item 10. Executive Compensation

         Summary Compensation Table. The following table sets forth the aggregate cash compensation paid for services rendered to our company during each of our company's last three fiscal years by all individuals who served as our company's Chief Executive Officer during the last fiscal year and our company's most highly compensated executive officers who served as such during the last fiscal year. Directors, who are not employees or officers of the Company, are currently compensated for their services in the amount of $350.00 and expenses incurred for attending each meeting of the Board of Directors. Directors who are employees or officers of the Company are not currently compensated for their services as directors.



                                                                       Long-Term Compensation
                                                                       ----------------------
                                                          Annual Compensation
                                                                     Restricted
Name and principal position   Year   Salary     Bonus    Other(1)  Stock   Awards    Stock Options
---------------------------   ----   ------     -----    --------  -----   ------    -------------

Michael Sheppard               2000  173,575     0            0      0          0       2,500,000
Chief Executive Officer        1999  143,739     0       77,184      0  2,231,352               0
                               1998  150,000     0            0      0          0         720,914

(1) These amounts reflect the fair market value of shares granted for payment in lieu of cash for services rendered.

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


     Option/SAR Grant Table

              The table below sets forth the following information with respect to options granted to the named executive officers during fiscal year 2000 and the potential realizable value of such option grants (1) the number of shares of common stock underlying options granted during the year, (2) the percentage that such options represent of all options granted to employees during the year, (3) the exercise price, and (4) the expiration date.

              OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS

                                                                Percent of Total
                                              Number of         Options Granted
                                              Securities        to Employees In
                                              Underlying        Fiscal Year Ended     Exercise or Base        Expiration
Name                                         Options Granted    December 31, 1999    Price Per ($/Share)         Date
----                                         ---------------    -----------------    -------------------      ----------

Michael Sheppard                             2,500,000                31.25%                $.01               12/31/05
Corey Rinker                                 2,500,000                31.25%                $.01               12/31/05
Maura Marx                                   3,000,000                37.50%                $.01               12/31/05


Option Exercises and Values for 2000

         The table below sets forth the following information with respect to option exercises during fiscal 2000 by each of the named executive officers and the status of their options at December 31, 2000(1) the number of shares of common stock acquired upon exercise of options during fiscal2000, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at December 31, 2000, and (4) the aggregate dollar value of in-the-money exercisable options at December 31,2000.


                                                            AGGREGATED
                                                OPTION VALUES ON December 31, 2000
                                                        Number of Securities                         Value of Unexercised
                                                       Underlying Unexercised                        In-the-Money Options
                                                         Options at 12/31/00                            at 12/31/00(1)
Name                             Exercisable              Unexercisable               Exercisable       Unexercisable
------                           -----------          ------------------------        -----------   ---------------------
Maura Marx                        4,350,391                     0                     $90,000.00             0
Michael Sheppard                  4,979,061                     0                     $75,000.00             0
Corey Rinker                      4,250,000                     0                     $75,000.00             0

1. Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0., the average of the high and low bids for our common stock price on the OTC Bulletin Board on December 31, 2000.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners
(b)          Security Ownership of Certain Management

             The following tabulation shows the security ownership as of March 31, 2001 of (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. As of March 31, 2001, we had 85,163,416 shares of common stock issued and outstanding.

             Name & Address             Amount and Nature of Beneficial
             --------------                       Ownership               Percent of Class/Title of Class
                                        -------------------------------   -------------------------------
    (a) (b)  Michael Sheppard (1)                 4,979,061                         3.80%
             c/o Financial Intranet
             90 Grove Street
             Suite 01
             Ridgefield, CT 06778

    (a)      Steven Weller (3)                       10,000                            0 *
             C/o Financial Intranet, Inc.
             90 Grove Street
             Suite 01
             Ridgefield, CT  06778

    (a)      Joseph Engelberger (2)                  10,000                            0 *
             c/o Financial Intranet
             90 Grove Street
             Suite o1
             Ridgefield, CT 06778

             Garth LLC                           38,932,172                        29.93%
             Citco TEE Cayman LT
             Commercial Center
             Box 31106 SMB
             Grand Cayman, BVI

    (b)      Corey Rinker (4)                     4,250,000                         3.20%
             c/o Financial Intranet, Inc.
             90 Grove Street
             Suite 01
             Ridgefield, CT 06778

    (b)      Maura Marx                           4,397,342                         3.38%
             c/o Financial Intranet, Inc.
             90 Grove Street
             Suite 01
             Ridgefield, CT 06778

    All Officers and Directors as a
     Group (5 Persons)                           13,646,403                        10.49%

                                       17

        * Represents an amount less than one (1%) percent.

     (1) Includes options to purchase 2,231,352 shares at an exercise price of $ .19 per share
     (2) Includes options to purchase 10,000 shares at an exercise price of $ .725 per share.
     (3) Includes options to purchase 10,000 shares at an exercise price of $ .60 per share.
     (4) Includes options to purchase 1,750,000 and 2,500,000 shares of common at exercise prices of $.10 and $.01 per share.
     (5) Includes options to purchase 1,350,491 and 3,000,000 shares of common at exercise prices of $.19 and $.01 per share.


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

The Company is party to an Employment Agreement with Michael Sheppard, dated as of January 1, 1998, as amended by that certain Amendment to Employment Agreement dated December 15, 1998 by and between Financial Intranet, Inc. and Michael Sheppard and as further amended by that certain Amendment to Employment Agreement dated March 15, 1999 by and between Financial Intranet, Inc. and Michael Sheppard, pursuant to which Mr. Sheppard serves as the President and Chief Executive Officer of the Company, with overall responsibility for it operations.

The compensation payable to Mr. Sheppard under the Employment Agreement consists of (i) an annual base salary of $150,000 and (ii) an option, which has vested, to acquire 2,231,352 shares of Common Stock at an exercise price of $0.19 per share, provided the option is exercised before the earlier to occur of December 31, 2002 or 90 days after the termination of Mr. Sheppard's employment without cause or immediately after termination with cause. The option is personal to Mr. Sheppard and is not assignable. The Employment Agreement provides that if a "change of control" occurs, Mr. Sheppard is entitled to receive (a) a lump sum amount equal to his annual compensation pro-rated for the remaining term of the Employment Agreement; (b) a lump sum amount equal to twice his average annual compensation for the prior two years preceding such event; (c) the exercise date for options granted under the Employment Agreement is extended to five years from the grant date; and (d) such options may be encumbered, sold or transferred.

During the year 2000, Mr. Sheppard received an option for 3,197,000 shares at a price of $.01 per share for waiving 2,231,352 options granted during a funding in 2000 and for selling a portion of his shares of Common Stock to fund the Company in 1999 and 2000. Mr. Sheppard has not exercised any of his options to acquire any shares of Common Stock. In January 1999, he was granted an additional 205,825 shares of stock in replacement of those shares he sold in 1998 to fund the Company.

The Company was a party to an Employment Agreement with Corey Rinker dated August 23, 1999, pursuant to which Mr. Rinker served as Chief Financial Officer of the Company. By letter dated December 5, 2000, Mr. Rinker notified the Company that he considered the conversion to Common Stock of certain convertible securities held by Garth LLC to constitute a "change of control" resulting in a termination without cause under the Employment Agreement. Pursuant to a subsequent Letter Agreement dated December 15, 2000, between Mr. Rinker and the Company, Mr. Rinker agreed to waive certain cash compensation and modify other benefits he was entitled to receive as a result of such termination. The Letter Agreement provides for: (a) full vesting of all unvested options in the Company previously granted, with such options being exercisable through December 31, 2005, (b) an additional grant of 10,000,000 options of the Company exercisable through December 31, 2005 at an exercise price of $.01, (c) use of the Company's Sony laptop computer and printer used by Mr. Rinker during his employment with the Company, and (d) indemnification by the Company against claims against Mr. Rinker in his capacity as an officer of the Company.

The Company was a party to an Employment Agreement with Maura Marx dated September 27, 1997, as amended by that certain Amendment to Employment Agreement dated December 15, 1998 by and between Financial Intranet, Inc. and Maura Marx and as further amended by that certain Amendment to Employment Agreement dated March 15, 1999 by and between Financial Intranet, Inc. and Maura Marx, pursuant to which Ms. Marx served as senior Vice President - Sales and Marketing of the Company. Ms Marx's Employment Agreement was voluntarily terminated pursuant to a Letter Agreement dated July 1, 2000. The Letter Agreement provides the following voluntary termination benefits to Ms. Marx: (a) payment of salary through September 15, 2000, (b) full vesting of all unvested options in the Company previously granted, with such options being exercisable through December 31, 2002, (c) an additional grant of 3,000,000 options of the Company exercisable through December 31, 2002 at an exercise price of $.01, (d) forgiveness of $25,000, plus accrued interest, due to the Company, (e) use of Company's desktop computer, laptop computer and printer used by Ms. Marx's during her employment, and (f) indemnification by the Company against claims against Ms. Marx in her capacity as an office of the Company.

Beginning January 12, 2000, the Company entered into a series of private financings totaling $1,215,000 with Garth LLC ("Garth"). The Company issued convertible promissory notes to Garth on January 12, 2000, January 22, 2000, February 7, 2000, May 20, 2000 and October 30, 2000 in the principal amounts of $150,000, $75,000, $200,000, $600,000 and $190,000, respectively, with each note bearing interest at 8% per annum. On November 1, 2000, Garth exercised its right to convert the promissory notes issued on January 12, 2000, February 7, 2000, May 20, 2000 and October 30, 2000 in the aggregate principal amount of $1,114,000, plus accrued interest, according to their respective terms. The Company paid these notes in full with interest on such date by the issuance of 3,204,819 restricted shares, 4,250,780 restricted shares, 12,476,573 restricted shares and 19,000,000 restricted shares of Common Stock, respectively, to Garth. The convertible promissory note issued on January 22, 2000 is the principal amount of $75,000 remains outstanding and is due and payable on August 31, 2001, unless Garth exercises its right to convert such note into shares of Common Stock as provided in the note.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.       Description

3.1 Restated Articles of Incorporation of Registrant, dated as of December 22, 1998, as filed with the Secretary of State of the State of Nevada on January 22, 1999 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form SB-2, dated February 25, 1999, SEC File No. 333-72975)

3.2 * Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.

3.3 Bylaws of Registrant, dated as of February 6, 1997 (incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form SB-2, dated February 25, 1999, SEC File No. 333-72975)

4.1 Form of Registrant's Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant1s Registration
                  Statement on Form SB-2, dated February 25, 1999, SEC File No. 333-72975)

10.1* Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Michael Sheppard.

10.2*             Letter Agreement between Registrant and Michael Sheppard.

10.3* Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Michael Maura Marx.

10.4*             Letter Agreement between Registrant and Maura Marx.

10.5* Letter Agreement dated as of July 1, 2000 between Registrant and Maura Marx.

10.6* Employment Agreement dated as of August 23, 1999, between Registrant and Corey Rinker.

10.7* Letter Agreement dated as of January 31, 2001, from Corey Rinker to Registrant.

10.8*             Promissory  Note  dated  January  12,  2000  by  and   between
                  Registrant and Garth LLC in the principal sum of $150,000.

10.9*             Promissory  Note  dated  February  7,  2000  by  and   between
                  Registrant and Garth LLC in the principal sum of $200,000.

10.10* Form of Debenture dated May 20, 2000 by and between Registrant and Garth LLC in the principal sum of $600,000

10.11*            Promissory  Note  dated  October  30,  2000  by  and   between
                  Registrant and Garth LLC in the principal sum of $190,000.

10.12*            Promissory  Note  dated  January  22,  2001  by  and   between
                  Registrant and Garth LLC in the principal sum of $75,000.

22*               Subsidiaries of Registrant.

(b) Reports on Form 8-K (list all the 8k dates)

                  During the fourth quarter of 2000, we filed the following report on Form 8-K:

                  On November 20, 2000, we filed a current report on Form 8-K to report a change in Independent Certified Accountant on November 15, 2000.


*        Filed herewith


Schedules other than those listed above are omitted for the reason that they are not required, are not applicable, or the required information is shown on the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: , April 16, 2001

                            Financial Intranet, Inc.

                            By: /s/ Michael Sheppard
                                Michael Sheppard
                                CEO and Chairman of the Board of Directors

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Name                         Position                                  Date
By: /s/  Michael Sheppard    Chairman of the Board
                              of Directors,                       April 16, 2001
                             President and Chief
                              Executive  Officer