Form 10QSB
period 2001-03-31
FINANCIAL INTRANET INC/NY
filed 2001-05-18
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 2001

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

                 90 Grove Street, Suite 01, Ridgefield, CT 06877
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 203-431-8300



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 85,163,416

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item1.   Financial Statements (Unaudited)

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $          28,224
     Due from suppliers                                                  27,849
     Prepaid insurance and other                                         77,835
                                                                ----------------
         TOTAL CURRENT ASSETS                                           133,908

EQUIPMENT                                                                12,753

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                             275,000

OTHER ASSETS                                                             28,084
                                                                ----------------

                                                              $         449,745
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $         369,808
     Convertible note payable                                            75,000
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                      444,808
                                                                ----------------

NOTE PAYABLE                                                             10,000

STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value;
         500,000,000 shares authorized,
         85,163,416 issued and outstanding                               85,163
     Additional paid-in capital                                      13,678,701
     Accumulated deficit                                            (13,768,927)
                                                                ----------------
         TOTAL STOCKHOLDERS' DEFICIT                                     (5,063)
                                                                ----------------

                                                              $         449,745
                                                                ================




                 See notes to consolidated financial statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,
                                          --------------------------------------
                                                  2001               2000
                                          ---------------   --------------------


REVENUE                                 $          1,719  $                   -
                                         ----------------   --------------------

OPERATING COSTS AND EXPENSES:
 Cost of revenue                                      86                      -
 Selling, general and administrative             226,122                 30,931
 Depreciation and amortization                    28,612                  6,000
 Stock compensation expense                            -                 40,751
                                         ----------------   --------------------
                                                 254,820                 77,682

LOSS FROM OPERATIONS                            (253,101)               (77,682)
                                         ----------------   --------------------

OTHER INCOME (EXPENSES):
 Interest income                                     125                  2,736
 Interest expense                                (26,500)              (408,928)
                                         ----------------   --------------------
  TOTAL OTHER EXPENSES                           (26,375)              (406,192)
                                         ----------------   --------------------

NET LOSS FROM CONTINUING OPERATIONS             (279,476)              (483,874)

DISCONTINUED OPERATIONS                                -               (378,797)
                                         ----------------   --------------------

NET LOSS                                $       (279,476) $            (862,671)
                                         ================   ====================

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE:
  Continuing operations                 $          (0.00) $               (0.01)
  Discontinued operations                              -                  (0.01)
                                         ----------------   --------------------
  Net loss to common stockholders       $          (0.00) $               (0.02)
                                         ================   ====================

NUMBER OF SHARES USED IN CALCULATING
 BASIC AND DILUTED NET LOSS PER SHARE         85,163,416             34,510,667
                                         ================   ====================


                 See notes to consolidated financial statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations            $     (279,476)    $   (483,874)
                                                    -----------     ------------
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
   Loss from discontinued operations                      -            (378,797)
   Beneficial conversion                                25,000              -
   Depreciation and amortization                        28,612           74,114
   Issuance of stock in lieu of consulting fees           -              10,000
   Compensation expense from stock options granted        -              40,751
   Interest expense upon conversion of notes              -             394,747

 Changes in assets and liabilities:
  Accounts receivable                                     -               4,625
  Due from supplier                                    (27,849)            -
  Prepaid expenses                                     (77,835)          (6,553)
  Other assets                                            (848)           3,894
  Accounts payable and accrued liabilities             128,272          (90,258)
  Deferred rent                                           -               2,021
  Accrued interest converted into common stock            -              13,372
  Accrued payroll and payroll taxes                       -              (9,899)
                                                    -----------     ------------
                                                        75,352           58,017
                                                    -----------     ------------

NET CASH USED IN OPERATING ACTIVITIES                 (204,124)        (425,857)
                                                    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                     (3,401)          (4,045)
 Purchase of LNT assets                                   -            (400,000)
 Capitalized software development costs                   -             (59,222)
 Notes receivable advances                                -             (36,630)
                                                    -----------     ------------
NET CASH USED IN INVESTING ACTIVITIES                   (3,401)        (499,897)
                                                    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of demand notes                   -             350,000
 Payment of financing fees                                -            (120,000)
 Proceeds from issuance of common stock                   -           1,770,000
 Proceeds from convertible notes payable               75,000              -
 Payment to officers                                      -             (39,371)
                                                    -----------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              75,000         1,960,629
                                                    -----------     ------------

INCREASE (DECREASE) IN CASH                          (132,525)        1,034,875

CASH - BEGINNING OF PERIOD                            160,749            91,368
                                                    -----------     ------------

CASH - END OF PERIOD                            $      28,224      $  1,126,243
                                                    ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid for interest during the quarter      $         -        $      4,104
                                                    ===========     ============


                 See notes to consolidated financial statements.

                            FINANCIAL INTRANET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1-Basis of Interim Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Financial Intranet, Inc. (the "Company"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on April 16, 2001.

Note 2 Contingencies

Litigation

On July 23, 1998, H & H Acquisition Corp., individually and on behalf of the Company, commenced an action in federal court in the Southern District of New York against the Company, the founder of the Company and certain officers, among others. The complaint is an action to recover shares of common stock of the Company previously sold to the founder/stockholder and unspecified damages. Management believes that the claims against the Company and certain officers are without merit, and in fact relate solely to the founder of the Company, and is vigorously defending the action. No provision has been made in these financial statements for any possible losses arising from this litigation


Note 3 - Subsequent Events

In April 2001, the Company issued an unsecured 8% convertible promissory note in the principal amount of $20,000 due on August 31, 2001.

In April 2001, we acquired Technest.com, Inc. a privately held company based in Atlanta, GA. This acquisition was for common stock. In April 2001, the Company effected a reverse stock split of 1 for 35 shares of common.

In April 2001, the Company changed its OTCBB symbol to FNIT.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING ANALYSIS OF THE PLAN OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB.


Financial Intranet, Inc. is a Connecticut based company that currently holds a 100% ownership interest in a Chinese Internet content provider.

Results of operations


Revenue

Do to the discontinuance of our domestic operations; we have eliminated all of the revenue associated with our activities in the United States, and as such only report earnings consolidated through our Chinese subsidiary. Such revenue totaled $1,719 for the quarter ended March 31, 2001


Cost of revenue

Do to the discontinuance of our operations, we eliminated all of the costs of revenue associated with our activities in the United States, and as such only report such costs consolidated through our Chinese subsidiary. Such costs totaled $86 for the quarter ended March 31, 2001.


Selling, general and administrative expenses

General and administrative expenses consist primarily of:

     promotional, advertising and public relations costs

     employee compensation and related expenses (including payroll taxes and benefits) for executive, administrative and operations personnel licensing, legal and other professional fees

     travel and entertainment

     facility and office-related costs such as rent, insurance, maintenance and telephone.

These costs increased, from $30,931 in 2000 to $226,122 in 2001 after taking into consideration certain costs eliminated due to the discontinuing of certain operations of the Company.


Stock compensation expenses

Other expenses charged to operations consist of non-cash costs of the issuance of common stock, warrants, and stock options. These expenses decreased 100% from $40,751 in 2000 to no compensation expense in 2001. The restructuring of the Company should have no material effect on stock compensation expenses in the near future.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, amortization of software development costs, exclusive of a write down of assets due to the discontinuance of certain of the Company's domestic operations. Depreciation and amortization was $28,612 and $6,000 in the first quarters of 2001 and 2000, respectively although the amount for the first quarter of 2000 was eliminated in the accounting for discontinued operations.


Other income and expense

Other income consists principally of interest from loans, notes receivable and short-term investments. Interest and other income increased to $26,500 for the three months ended March 31, 2001 from $2,736 for the three months ended March 31, 2000. The $23,764 increase is due primarily to the recording of the beneficial conversion feature on the convertible note payable. Interest expense consists of interest accrued on loans and convertible notes payable. Interest income or expense is not expected to be affected by the discontinuance of certain of the Company's operations.


Income taxes

No provision for federal and state income taxes has been recorded as the Company incurred net operating losses in the first quarter of 2000and 2001. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.


Liquidity and capital resources

Cash and cash equivalents were $28,224 and $160,749 at March 31, 2001 and December 31, 2000, respectively.

The Company had negative working capital of $235,900 at March 31, 2001. Net cash used in operating activities was $204,124 for the three months ended March 31, 2001. Cash used in operating activities was primarily attributable to a net loss of $254,476. This was partially offset by non-cash items such as depreciation and amortization of $28,612. Net cash used in operating activities for the three months ended March 31, 2000 was $425,857, which was principally due to the net loss from continuing operations of $483,874 offset primarily by a non-cash compensation expense resulting from stock options granted and issuance of stock for consulting fees of $50,751, interest expense on conversion of promissory notes into equity of $394,747, and loss from discontinued operations of $378,797.

Net cash used for investing activities of $3,401 for the three months ended March 31, 2001, decreased $496,496 from $499,897 for the three months ended March 31, 2000. Investing activities for the three months ended March 31, 2000 was primarily attributable to the purchase of the LNT assets and an investment in The Energy Corp., a Florida based intellectual property company with patents related to the wireless communications industry. Net cash provided by financing activities for the three months ended March 31, 2001 was $75,000 and consisted of proceeds from demand notes. Net cash provided by financing activities for the three months ended March 31 2000 was $1,960,629, and consisted primarily of proceeds from the issuance of common stock and demand notes.

In January 2001 the Company issued an unsecured 8% convertible promissory note in the principal amount of $75,000 due on August 31, 2001.

The Company has satisfied its cash requirements to date primarily through public and private placements of common stock, warrants, debentures convertible into shares of common stock and the issuance of common stock in lieu of payment for services. Also, officers have loaned the Company funds as needed to provide working capital.

We anticipate that we can continue, in the ordinary course of business with additional financing transactions, whether such financiangs are from additional offerings or other sources, to continue our existence in the United States and China through June 2002.

In April 2001 we acquired Technest.com, Inc. a privately held development company based in Atlanta, GA. Technest has a corporate strategy of identifying and accelerating the growth and maturity of talented technology companies with innovative ideas. This business model fit into the restructuring of Financial Intranet as an emerging growth and development Company. The acquisition was for 100 percent of Technest for Financial Intranet common stock.

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

Item 6.           Exhibits and Reports on Form 8-K.
                  ---------------------------------

                  No reports on Form 8-K were filed during the first quarter of 2001, however on April 19, 2001, the Company filed a current report on Form 8-K dated April 5, 2001, reporting under Item 2 thereof the acquisition of Technest.com, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Financial Intranet, Inc.
                                            ---------------------------
                                                  (Registrant)



            Date  May 18, 2001                /s/ Michael Sheppard
                 ---------------            ---------------------------------
                                                  Michael Sheppard, President