Form 10QSB
period 2001-06-30
TECHNEST HOLDINGS INC
filed 2001-08-20
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                        Commission file number 333-72975

                             Technest Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          88-0357272
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                3350 Peachtree Road, Suite 1050, Atlanta, GA 30326
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 404-995-9996

                            Financial Intranet, Inc.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                                               No

The number of shares of issuer's Common Stock, $.001 par value, outstanding as of June 30, 2001 was 12,433,296

                             Technest Holdings, Inc.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheet - June 30, 2001                        3

         Consolidated Statements of Operations (unaudited)
         for the Three and Six Months Ended
         June 30, 2001 and 2000                                            4

         Consolidated Statements of Cash Flows (unaudited)
         for the Six Months Ended June 30, 2001 and 2000                   5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         7

PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K                                 8

Signatures                                                                 9

Part I.  Financial Information
Item 1.   Financial Statements (unaudited)

                     FINANCIAL INTRANET, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
 Cash                                                        $   958,388
 Note receivable - related party                                 299,256
 Accounts receivable                                              29,473
 Prepaid insurance and other                                      93,876
                                                              -----------
    TOTAL CURRENT ASSETS                                       1,380,993

EQUIPMENT                                                        764,021

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                      250,000

INVESTMENTS                                                    4,312,808

OTHER ASSETS                                                      30,021
                                                               ----------

                                                             $ 6,737,843
                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                       $   554,027
 Note payable                                                    990,000
 Convertible note payable                                         95,015
 Deferred revenue                                                 18,675
                                                               ----------
    TOTAL CURRENT LIABILITIES                                  1,657,717
                                                               ----------

NOTE PAYABLE                                                      10,000

STOCKHOLDERS' EQUITY:
 Preferred stock, $.001 par value; 5,000,000 shares
  authorized, 0 issued and outstanding                                 -
 Common stock, $.001 par value; 495,000,000 shares
  authorized, 35,883,240 issued and outstanding                   35,883
 Additional paid-in capital                                   14,841,139
 Due from shareholders                                            (7,035)
 Accumulated deficit                                          (9,799,861)
                                                              -----------
    TOTAL STOCKHOLDERS' EQUITY                                 5,070,126
                                                              -----------

                                                             $ 6,737,843
                                                              ===========




                 See notes to consolidated financial statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                     -------------------------------------------
                                          June 30,                June 30,
                                     ---------------------- --------------------
                                       2001         2000      2001       2000
                                     ----------   -------  ---------   ---------


REVENUE                              $ 998,785  $  19,000  $1,037,096 $  19,000
                                     ----------   -------  ----------  ---------

OPERATING COSTS AND EXPENSES:
 Selling, general and administrative   681,644    209,376   1,018,016   209,376
 Depreciation and amortization          71,193     12,852     120,998    12,852
                                     ----------   -------  ----------  ---------
                                       752,837    222,228   1,139,014   222,228
                                     ----------   -------  ----------  ---------
INCOME (LOSS) FROM OPERATIONS          245,948   (203,228)   (101,918) (203,228)
                                     ----------   -------  ----------  ---------

OTHER INCOME (EXPENSES):
 Interest income                        33,143     26,476      33,143    26,476
 Interest expense                       (4,033)       -       (23,533)     -
                                     ----------   -------  ----------  ---------
    TOTAL OTHER EXPENSES                29,110     26,476       9,610    26,476
                                     ----------   -------  ----------  ---------

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY GAIN                    275,058   (176,752)    (92,308) (176,752)

EXTRAORDINARY GAIN -
 FORGIVENESS OF DEBT                   100,000        -       100,000      -
                                     ----------   -------   ---------  ---------

NET INCOME (LOSS)                    $ 375,058  $(176,752) $    7,692 $(176,752)
                                     ==========   =======   =========  =========

BASIC NET INCOME (LOSS)
 PER COMMON SHARE                    $    0.01  $  (0.00)  $     0.00 $   (0.00)
                                     ==========   =======   =========  =========
NUMBER OF SHARES USED IN
 CALCULATING BASIC
 NET LOSS PER SHARE                 35,883,240 35,883,240  35,883,240 35,883,240
                                    ==========  ========== ========== ==========
DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                    $    0.01  $  (0.00)  $     0.00 $   (0.00)
                                     ==========   =======   =========  =========
NUMBER OF SHARES USED IN
 CALCULATING DILUTED
 NET LOSS PER SHARE                 37,161,447 35,883,240  37,161,447 35,883,240
                                    ==========  ========== ========== ==========


                 See notes to consolidated financial statements.

                     FINANCIAL INTRANET, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Six Months Ended June 30,
                                            ------------------------------------
                                                   2001              2000
                                             ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from continuing
  operations                                  $     7,692       $    (176,752)
                                             ---------------    ----------------
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
  Depreciation and amortization                   120,998              12,852

Changes in assets and liabilities:
 Accounts receivable                               (1,624)               -
 Prepaid expenses                                 (16,041)               -
 Other assets                                         242                -
 Accounts payable and accrued expenses           (242,294)            108,585
 Deferred revenue                                 (37,750)            132,000
                                             --------------     ----------------
                                                 (176,469)            253,437
                                             --------------     ----------------
NET CASH (USEDIN) PROVIDED BY
 OPERATING ACTIVITIES                            (168,777)             76,685
                                             --------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                  -               (493,215)
 Purchase of investments                             -             (1,251,000)
 Sale of investments                              584,215                -
 Cash acquired upon acquisition                     5,734                -
 Notes receivable advances                       (199,256)               -
                                             --------------     ----------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                             390,693          (1,744,215)
                                             --------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock           -              4,375,000
 Proceeds from convertible notes payable           20,015                -
                                             --------------     ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          20,015           4,375,000
                                             --------------     ----------------

INCREASE  IN CASH                                 241,931           2,707,470

CASH - BEGINNING OF PERIOD                        716,457                -
                                             --------------     ----------------

CASH - END OF PERIOD                          $   958,388       $   2,707,470
                                             ==============     ================


                 See notes to consolidated financial statements.

                             TECHNEST HOLDINGS, INC.

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

Note 2 Contingencies

Litigation

On July 23, 1998, H & H Acquisition Corp.("H & H"), individually and on behalf of H & H, commenced an action in federal court in the Southern District of New York against the Company, the founder of the Company and certain officers, among others. The complaint is an action to recover shares of common stock of the Company previously sold to the founder/stockholder and unspecified damages. Management believes that the claims against the Company and certain officers are without merit, and in fact relate solely to the founder of the Company, and is vigorously defending the action. No provision has been made in these financial statements for any possible losses arising from this litigation.

Note 3 - Acquisition

In July 2001 the Company issued 23,450,000 shares of common stock to the shareholders of Technest.com, Inc. This transaction was completed under the terms of an Agreement and Plan of Reorganization dated March 21, 2001, among Financial Intranet, Inc., Technest.com, Inc. and the Stockholders of Technest.com, Inc. This represented approximately 90% of Financial Intranet's outstanding common stock in exchange for all the outstanding shares or 100% of the common stock of Technest.com, Inc. The transaction became effective April 5, 2001. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Technest, pursuant to which Technest is treated as the continuing entity.

Note 4 - Subsequent Events

In July 2001, the Company changed its name to Technest Holdings, Inc.

In July 2001, the Company changed its OTCBB symbol to THNS.


Note 5 - Future Effects of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position or operations.

Item 2. - Management's Discussion and Analysis of the Plan of Operations

THE FOLLOWING ANALYSIS OF THE PLAN OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THE FORM 10-QSB.

Technest Holdings, Inc. is a Georgia based company that has its executive offices in Atlanta, Ga and Ridgefield, CT and currently holds a 100% ownership interest in a Chinese Internet content provider and a Technology development company in Georgia.

In April 2001 the company acquired Technest.com, Inc. a privately held development company based in Atlanta, GA. Technest has a corporate strategy of identifying and accelerating the growth and maturity of talented technology companies with innovative ideas. This business model fit into the restructuring of Technest Holdings, Inc formally Financial Intranet, Inc. as an emerging growth and development Company. The acquisition was for 100% of Technest for 90% of Financial Intranet common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Technest, pursuant to which Technest is treated as the continuing entity.

Results of operations

Revenue

Revenues for the six months ended June 30, 2001 were $1,037,096 as compared to $19,000 for the six months ended June 30, 2000. Revenues for the six months ended June 30, 2001 included realized gains from security transactions of approximately $875,000. The increase was a result of realized gains from security transactions.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2001 were $1,018,016 as compared to $209,376 for the six months ended June 30, 2000. The June 30, 2000 period represented a shorter period of operations as the Company began operations during May 2000. Extraordinary Gain

The extraordinary gain of $100,000 for the six months ended June 30, 2001 represents settlement of accounts payable.

Liquidity and capital resources

Cash was $958,388 and $160,749 at June 30, 2001 and December 31, 2000,
respectively.

Net cash used in operating activities was $168,777 for the six months ended June 30, 2001. Cash used in operating activities was primarily attributable to a decrease in accounts payable and accrued expenses of $242,294. This was partially offset by non-cash items such as depreciation and amortization of $120,998. Net cash provided by operating activities for the six months ended June 30, 2000 was $76,685, which was principally due to the net loss from continuing operations offset primarily by an increase in accounts payable and accrued expenses of $108,585 and an increase in deferred revenue of $132,000.

Net cash provided by investing activities of $390,693 for the six months ended June 30 2001, increased $2,134,908 from ($1,744,215) for the six months ended June 30, 2000. Investing activities for the six months ended June 30, 2000 was primarily attributable to the purchase investments. Net cash provided by financing activities for the six months ended June 30, 2001 was $20,015 and consisted of proceeds from convertible notes. Net cash provided by financing activities for the six months ended June30 2000 was $4,375,000, which were proceeds from the issuance of preferred stock.

We anticipate that we can continue, in the ordinary course of business from funds provided from operations.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  A.    None

                  B. On April 19, 2001, the Company filed a current report on Form 8-K dated April 5, 2001, reporting under Item 2 thereof the acquisition of Technest.com, Inc.

                        On June 18, 2001, the Company filed a current report on Form 8-K updating its earlier report on Form 8-K concerning the acquisition of Technest.com, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Technest Holdings, Inc.
                                                     --------------------------
                                                     (Registrant)



Date: August 20, 2001                             /s/ Michael Sheppard
                                                      -------------------------
                                                      Michael Sheppard
                                                      President







9