Form 10QSB
period 2001-09-30
TECHNEST HOLDINGS INC
filed 2001-11-19
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

          Issuer's telephone number, including area code: 203-431-1611


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]__ No__

The number of shares of Common Stock, $.001 par value, outstanding as of September 30, 2001 was 36,282,277

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item1.   Financial Statements (Unaudited)

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY
                      (Formerly "Financial Intranet, Inc.")

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                     $         626,128
     Accounts receivable                                                 23,962
     Prepaid insurance and other                                         25,000
                                                                ----------------
         TOTAL CURRENT ASSETS                                           675,090

EQUIPMENT                                                               714,985

CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                             225,000

INVESTMENTS                                                           4,725,023

OTHER ASSETS                                                             25,000
                                                                ----------------

                                                              $       6,365,098
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $         292,685
     Note payable                                                       500,000
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                      792,685
                                                                ----------------

NOTE PAYABLE                                                             10,000

STOCKHOLDERS' EQUITY:
     Preferred stock                                                      1,488
     Common stock, $.001 par value;
         500,000,000 shares authorized,
         36,282,221 issued and outstanding                               36,282
     Additional paid-in capital                                      14,938,997
     Due from shareholders                                               (7,035)
     Accumulated deficit                                             (9,407,319)
                                                                ----------------
         TOTAL STOCKHOLDERS' EQUITY                                   5,562,413
                                                                ----------------

                                                              $       6,365,098
                                                                ================




                 See notes to consolidated financial statements.

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY
                      (Formerly "Financial Intranet, Inc.")

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                        --------------------------------------   ------------------------------------
                                                2001                 2000             2001               2000
                                         ------------------    ---------------   ---------------   ------------------


REVENUE                                 $         1,165,751   $        (6,794) $      2,202,847  $            12,206
                                         ------------------    ---------------   ---------------   ------------------

OPERATING COSTS AND EXPENSES:
 Selling, general and administrative                643,689           228,996         1,661,705              438,372
 Depreciation and amortization                       78,000            23,449           198,998               36,301
                                         ------------------    ---------------   ---------------   ------------------
                                                    721,689           252,445         1,860,703              474,673

INCOME (LOSS) FROM OPERATIONS                       444,062          (259,239)          342,144             (462,467)
                                         ------------------    ---------------   ---------------   ------------------

OTHER INCOME (EXPENSES):
 Interest income                                      6,982            11,937            40,125               38,413
 Interest expense                                   (58,502)             -              (82,035)                -
                                         ------------------    ---------------   ---------------   ------------------
  TOTAL OTHER EXPENSES                              (51,520)           11,937           (41,910)              38,413
                                         ------------------    ---------------   ---------------   ------------------

NET INCOME (LOSS)
 BEFORE EXTRAORDINARY GAIN                          392,542          (247,302)           300,234            (424,054)

EXTRAORDINARY GAIN
 - FORGIVENESS OF DEBT                                 -                 -               100,000                -
                                         -------------------   ---------------   ----------------  ------------------

NET INCOME (LOSS)                       $           392,542   $      (247,302) $         400,234  $         (424,054)
                                         ===================   ===============   ================  ===================


BASIC AND DILUTED NET INCOME
 (LOSS) PER COMMON SHARE                $          0.01       $      (0.01)    $         0.01     $          (0.01)
                                         ===================   ===============   ================  ===================

NUMBER OF SHARES USED
 IN CALCULATING BASIC AND
 DILUTED NET LOSS PER SHARE                      35,883,240         35,883,240        35,883,240           35,883,240
                                         ===================   ================  ================  ===================

DILUTED NET INCOME (LOSS)
 PER COMMON SHARE                       $          0.01       $      (0.01)    $          0.01    $           (0.01)
                                         ====================  ================  ================  ===================

NUMBER OF SHARES USED IN
 CALCULATING DILUTED
 NET LOSS PER SHARE                              36,016,234         35,883,240        35,927,571           35,883,240
                                         ===================== ================  ================  ====================




                 See notes to consolidated financial statements.

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY
                      (Formerly "Financial Intranet, Inc.")

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                Nine Months Ended September 30,
                                           -------------------------------------
                                                  2001                 2000
                                           -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from
  continuing operations                   $         400,234   $        (424,054)
                                           -----------------    ----------------
 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
   Depreciation and amortization                    201,794              36,053
   Write-off of note receivable                     299,256                -

 Changes in assets and liabilities:
  Accounts receivable                                 3,887              (2,830)
  Prepaid expenses                                   52,835                -
  Other assets                                        5,263              (2,179)
  Accounts payable and accrued expenses            (469,299)            294,644
  Deferred revenue                                  (56,425)             94,750
  Other liabilities                                 (37,381)               -
                                           -----------------    ----------------
                                                        (70)            420,438
                                           -----------------    ----------------

NET CASH PROVIDED BY (USED IN)
 IN OPERATING ACTIVITIES                            400,164              (3,616)
                                           -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                 (21,461)           (790,604)
 Increase in note receivable                       (199,256)               -
 Purchase of investments                               -             (2,926,350)
 Sale of investments                                172,000             117,000
 Cash acquired upon acquisition                      28,224                -
                                           ------------------   ----------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                               (20,493)         (3,599,954)
                                           ------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock             -              4,375,000
 Payment of notes payable                          (490,000)               -
 Proceeds from notes payable                         20,000                -
                                           ------------------   ----------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                              (470,000)          4,375,000
                                           ------------------   ----------------

NET INCREASE (DECREASE) IN CASH                     (90,329)            771,430

CASH - BEGINNING OF PERIOD                          716,457                -
                                           ------------------   ----------------

CASH - END OF PERIOD                      $         626,128   $         771,430
                                           ==================   ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

The following noncash transactions occurred during the nine months ended September 30, 2001:

     Conversion of note payable into
      common stock                        $          95,000    $           -
                                           ==================   ================




                 See notes to consolidated financial statements.

                             TECHNEST HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1-Basis of Interim Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Technest Holdings, Inc., formerly Financial Intranet, Inc. (the "Company"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on April 16, 2001.



Note 2 - Stockholders' Equity

During the quarter ended September 30, 2001, the Company converted $95,000 principal amount and $4,745 of accrued interest into 398,981 shares of the Company's common stock.



Note 4 - Subsequent Events

On November 13, 2001, the Company settled it's obligations under a Consulting Agreement with the issuance of 800,000 shares of common stock.

Note 5 - Future Effects of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial accounting Standards No. 141 Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deem to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement are not expected to have a material effect on the Company's financial position of operations.



Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS form 10-QSB. THIS QUARTERLY REPORT OF FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-QSB.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS PROSPECTUS. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.


Technest Holdings, Inc. is a Georgia based company that has its executive offices in Atlanta, GA and one satellite office in Connecticut and one in New York. Technest Holdings, Inc. currently holds a 100% ownership interest in a Chinese Internet content provider.

In April 2001, the Company acquired Technest.com, Inc ("Technest") a privately held development company based in Atlanta, GA. Technest has a corporate strategy of identifying and accelerating the growth and maturity of talented technology companies with innovative ideas. This business model fit into the restructuring of Technest Holdings, Inc. formerly ("Financial Intranet, Inc.") as an emerging development and growth Company. The acquisition was for 100% of Technest for 90% of Financial Intranet common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies was recorded as a recapitalization of Technest, pursuant to which Technest is treated as the continuing entity.




Results of operations


Revenue

Revenues for the nine months ended September 30, 2001 were $2,202,847 as compared to $12,206 for the nine months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 included realized gains from security transactions of $1,673,958.This increase also included rental revenue of $337,942.




Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $1,661,705 as compared to $438,372 for the nine months ended September 30, 2000. The September 30, 2001 period included a write-off of notes receivable of $266,000. The other increases are attributable to increased business activities in fiscal 2001 as compared to fiscal 2000 as Technest commenced business in April 2000.




Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $198,998 for the nine months ended September 30, 2001 and $36,301 for the nine months ended September 30, 2000. The increase in depreciation and amortization is due to significant capital expenditures made during the third and fourth quarters of fiscal 2000.

Extraordinary gain - Forgiveness of debt

The extraordinary gain of $100,000 represents settlement of accounts payable.

Income taxes

No provision for federal and state income taxes has been recorded in the third quarter of 2000 and 2001. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.


Liquidity and capital resources

Cash and cash equivalents were $626,128 and $160,749 at September 30, 2001 and December 31, 2000, respectively.

The Company had a working capital deficiency of $117,595 at September 30, 2001. Net cash provided by operating activities was $400,164 for the nine months ended September 30, 2001. Cash provided by operating activities was primarily attributable to net income off set by a decrease in accounts payable and accrued expenses of $469,299 offset by non-cash items such as depreciation and amortization of $201,794. Net cash used in operating activities for the nine months ended September 30, 2000 was $(3,616), which was principally due to the net loss of $(424,054) offset primarily by an increase in accounts payable and accrued expenses of $294,644 and an increase in deferred revenue of $94,750.

Net cash used in investing activities of $(20,493) for the nine months ended September 30, 2001, decreased $(3,579,461) from $(3,599,954) for the nine months ended September 30, 2000. Investing activities for the nine months ended September 30, 2001 was primarily attributable to the sale of $172,000, offset by a decrease in notes receivable by $(199,256). Net cash used in financing activities for the nine months ended September 30 2000 consisted primarily of purchase of investments of $(2,926,350) and the purchase of property and equipment for $(790,604), offset by sale of investments in the amount of $117,000.

We anticipate that we can continue, in the ordinary course of business from funds provided from operations.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  We are not currently a party to any legal proceedings other than various claims and lawsuits arising in the normal course of business. We do not believe that these lawsuits would, individually or in aggregate, have a material adverse effect on our business, financial condition, or results of operations.

Item 2.           Change in Securities

                  During the quarter ended September 30, 2001, the Company converted $95,000 principal amount and $4,745 of accrued interest into 398,981 shares of the Company's common stock.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Technest Holdings, Inc.
                                        ---------------------------
                                              (Registrant)



            Date: November 19, 2001         /s/ Michael Sheppard
                 --------------------       ------------------------
                                              Michael Sheppard, President