Form 10QSB/A
period 2000-06-30
TECHNEST HOLDINGS INC
filed 2001-11-28
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

     Item 5. Other information has been amended to state that this report was filed without review of an independent auditor.

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



                   116 Radio Circle, Mt. Kisco, New York 10549
                    (Address of principal executive offices)

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

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 1--Basis of Interim Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Financial Intranet, Inc. (the Company), a development stage enterprise, believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompany condensed financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on April 13, 2000.

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

Forward-looking statements in this report may prove to be materially inaccurate. In addition to historical information, this report contains forward-looking information that involves risks and uncertainties. The words may, will, expect, anticipate, continue, estimate, project, intend and similar expressions are intended to identify forward-looking statements. Actual results may differ materially from those included within the forward-looking statements as a result of factors, including the risks described above and factors described elsewhere in this report.

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

Item 5. Other Information


This report was filed without review of the quarterly financial statements by an independent auditor. Review will be obtained as soon as possible after filing this Report, and any material change to the quarterly financial statements necessitated by such review will be promptly reported by means of an amendment to this Report.


Item 6. Exhibits and Reports on Form 8-K.

Form 8-K on file indicating a change in the registrant's certifying accountants as of February 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Financial Intranet, Inc.
                                  (Registrant)





  Date     November 28, 2001                 /s/ Michael Sheppard
       --------------------------------      -------------------------
                                             Michael Sheppard
                                             President