Form 10QSB/A
period 2000-06-30
TECHNEST HOLDINGS INC
filed 2001-12-06
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

     Item 5. Other information has been amended to state that this report was reviewed by an indepedent auditor.


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

                            FINANCIAL INTRANET, INC.
                          (a Development Stage Company)

                    CONDENSED AND CONSOLIDATED BALANCE SHEETS



                                                                         June 30,
                           ASSETS                                          2000
                                                                           ----
                                                                        (unaudited)
Current assets:
           Cash and cash equivalents                                     $  448,078
           Accounts receivable                                                    -
           Due from Officers                                                169,513
           Prepaid expenses                                                  15,827
                                                                   -----------------
Total current assets                                                        633,418

Property and equipment, net                                                 237,506
Deferred debt issuance costs                                                      -
Notes Receivable                                                             50,000
Capitalized software development costs, net                                  30,049
Capitalized software costs, net                                           2,032,208
Other assets                                                                 32,179
Net assets of discontinued operations                                        53,423
                                                                   -----------------

Total assets                                                             $3,068,783
                                                                   =================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
           Accounts payable and accrued liabilities                      $  315,063
           Note payable                                                     950,000
           Due to officers                                                   56,315
                                                                   -----------------
Total current liabilities                                                 1,321,378

Note payable                                                                      -
                                                                   -----------------

Total liabilities                                                         1,321,378
                                                                   -----------------

Commitments and contingencies
Stockholders' Equity (Deficit):

Common stock, $.001 par value; 50,000,000 shares authorized, 43,981,244 and
       29,831,195 shares issued and outstanding
       March 31, 2000 and December 31, 1999, respectively                    43,981
Additional paid-in capital                                               11,544,187
Accumulated deficit during the development stage                         (9,433,257)
Less: Deferred compensation cost                                           (407,506)
                                                                   -----------------

Total stockholders' equity (deficit)                                      1,747,405
                                                                   -----------------

Total liabilities and stockholders' equity                               $3,068,783
                                                                   =================



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

Net loss from discontinued operations include:




                                  For the three months ended     For the six months ended
                                           June 30,                       June 30,
                                  --------------------------     ------------------------
                                      2000         1999              2000          1999
                                    ---------    ---------        ----------    ---------
Revenue                             $ 37,059      $  5,537         $  71,618    $  12,278
                                    ---------    ---------        ----------    ---------

Cost of revenue                       73,966        11,629           109,113       34,969
Sales, general and administrative    158,241        36,187           208,247      116,979
Depreciation and amortization        531,157        50,802           585,141      107,293
Other                                125,069             0           140,069            0
                                    ---------    ---------        ----------    ---------

Net loss from
         discontinued operations    $(851,374)    $(93,081)       $ (970,952)   $(246,933)
                                    =========    =========        ==========    =========


Net assets of discontinued operations consist of the following:



                          June 30, 2000            December 31, 1999
                          -------------            -----------------

Accounts Receivable            57,589                          66,793
Fixed assets                                                  520,311
Accounts Payable               (4,166)                        (20,099)
                          ------------             ------------------
                          $    53,423                      $ 567,005
                          ============             ==================


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

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, amortization of software development costs, exclusive of a write down of assets due to the discontinuance of certain of the Company's domestic operations. Amortization of software costs and software development costs was $191,560 and $18,521 in the six months ended June 30, 2000 and 1999, respectively, $39,896 of which was due to the write off in the second quarter of 2000 of assets associated with discontinued operations. Depreciation expense was $228,631 and $208,501 for the six months ended June 30, 2000 and 1999, respectively, exclusive of $437,277 due to the write off in the second quarter of 2000 of assets associated with discontinued operations.

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

Item 5. Other Information


This report was filed with the review of the quarterly financial statements by an independent auditor.


Item 6. Exhibits and Reports on Form 8-K.

Form 8-K on file indicating a change in the registrant's certifying accountants as of February 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Financial Intranet, Inc.
                                  (Registrant)





  Date     December 5, 2001                 /s/ Michael Sheppard
       --------------------------------      -------------------------
                                             Michael Sheppard
                                             President