Form 10QSB/A
period 2000-09-30
TECHNEST HOLDINGS INC
filed 2001-12-06
CIK 1077800

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

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, amortization of software development costs, exclusive of a write down of assets due to the discontinuance of certain of the Company's domestic operations. Amortization of software costs and software development costs was $441,834 and $213,203 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation and amortization expenses may decrease going forward as assets related to discontinued operations have been written off.

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


                                                       Financial Intranet, Inc.
                                                       ------------------------
                                                             (Registrant)


Date: December 6, 2001                                 /s/ Michael Sheppard
      -----------------                                    -----------------
                                                           Michael Sheppard
                                                           President