Form 10QSB/A
period 2000-06-30
TECHNEST HOLDINGS INC
filed 2001-12-13
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 3


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

To the Shareholders
Financial Intranet, Inc.

We have reviewed the accompanying consolidated balance sheet of Financial Intranet, Inc. as of June 30, 2000, and the consolidated related statements of operations, and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Financial Intranet, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



                                         /s/Feldman Sherb & Co., P.C.
                                            Feldman Sherb & Co., P.C.
                                            Certified Public Accountants
December 5, 2001

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

                            Financial Intranet, Inc.
                                  (Registrant)





  Date     December 13, 2001                 /s/ Michael Sheppard
       --------------------------------      -------------------------
                                             Michael Sheppard
                                             President