Form 10QSB/A
period 2000-09-30
TECHNEST HOLDINGS INC
filed 2001-12-13
CIK 1077800

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

We have reviewed the accompanying consolidated balance sheet of Financial Intranet, Inc. as of September 30, 2000, and the consolidated related statements of operations, and cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these consolidated financial statements is the representation of the management of Financial Intranet, Inc.

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


                                                       Financial Intranet, Inc.
                                                       ------------------------
                                                             (Registrant)


Date: December 13, 2001                                /s/ Michael Sheppard
      -----------------                                    -----------------
                                                           Michael Sheppard
                                                           President