Form 10KSB
period 2001-12-31
TECHNEST HOLDINGS INC
filed 2002-04-15
CIK 1077800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2001
                                       or

[ ] Transition  report under to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934

                        Commission file number 000-27023

                             Technest Holdings, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Nevada                                       88-0357272
---------------------------             ------------------------------------
(State or Other Jurisdiction            (I.R.S. Employer Identification No.)
  of Incorporation or
     Organization)


               3350 Peachtree Road, Suite 1050, Atlanta, GA 30326
               ---------------------------------------------------
              (Address of Principal Executive Offices and zip code)

                     Issuer's Telephone Number: 404-995-9996
                                                -------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                                ----------------
                                (Title or Class)


Securities registered pursuant to Section 12(g) of the Exchange Act:


                    Common Stock, par value $0.001 per share
                   -------------------------------------------
                                (Title or Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [X ] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  issuer's   revenues  for  the  fiscal  year  end  December  31,  2001  were
($1,304,147)

The number of shares outstanding of each of the issuer's classes of Common Stock, as of March 29, 2002 is 37,082,277 shares, all of one class of common stock, $.001 par value. Of this number a total of 4,908,656 shares having an aggregate market value of $245,432., based on the closing price of the issuer's common stock of $0.05 on March 29, 2002 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB"), were held by non-affiliates* of the issuer.

The issuer had 37,082, 277 Shares of Common Stock outstanding as of March 29, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference; None

* Affiliates for the purpose of this item refers to the issuer's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the issuer's Common Stock, both of record and beneficially.

                                TABLE OF CONTENTS
PART I
Item 1. Business                                                         1
Item 2. Properties                                                       2
Item 3. Legal Proceedings                                                2
Item 4. Submission of Matters to a Vote of
         Security Holders                                                2
PART II
Item 5. Market for Common Equity and Related
         Shareholder Matters                                             3
Item 6. Management's Discussion and Analysis
         or Plan of Operations                                          4-6
Item 7. Financial Statements                                        F-1 to F-18
Item 8. Changes in Disagreements with Accountants
         on Accounting and Financial Disclosures                         7
PART III
Item 9. Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Registrant                                 8
Item 10. Executive Compensation                                         9-11
Item 11. Security Ownership of Certain Beneficial
          Owners and Management                                         12
Ite. 12. Certain Relationships and Related Transacrtions                12
PART IV
Item 13. Exhibits and Reports on Form 8-K                               13
Signatures                                                              14

                                     PART I

Item 1.  Description of Business

Overview

     Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada corporation that is a Business Development Company and continues to monitor its investments in its investment Portfolio and wholly owned subsidiaries. Our objectives are to maintain good standing as we explore a corporate and entity growth through merger and or acquisition.

Company History

     Technest Holdings was incorporated in 1993 as Alexis and Co. in the State of Nevada. We changed our name to Wee Wees Inc. and subsequently, on December 17, 1996 to Financial Intranet, Inc. after the purchase of a controlling interest by Barry Stein, the founder of Financial Intranet, Inc. Prior to that date, Financial Intranet had not conducted any business. In June 2001 the name was changed to Technest Holdings, Inc. along with its trading symbol to THNS (OTCBB). Please refer to prior 10K-SB for historical information with respect to the Company.

     In the first quarter of 2000, we purchased a web site and e-mail magazine, both based in the People's Republic of China. In December 2001 these operations were discontinued.

Employees

     As of December 31, 2001 Technest Holdings had four full-time employees all located in the United States. There are three Executive officers one of whom is part time. Our employees are not represented by any collective bargaining agreement and management believes it has good relations with its employees.

Item 2.  Properties

     On June 28, 2001, Technest Holdings principal executive offices were relocated to 3350 Peachtree Road, Suite 205, Atlanta GA 30326, in an executive office building. The lease term is 60 (sixty) months from March 2000. The square footage is approximately 25,000 square feet. Prior to the relocation our executive offices were at 116 Radio Circle, Mount Kisco, NY 10549. We also have a satellite office in Somers, New York which is rented on a month-to-month basis at approximately $450 per month.

Item 3.  Legal proceedings

     On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven
A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 Judge Barbara
S. Jones. The - action's principal basis appears to be plaintiff's claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, a former officer. The plaintiff alleges:

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

o Plaintiff alleges in a derivative claim, purportedly on behalf of Technest Holdings, Inc: that Mr. Sheppard and Ms. Marx permitted issuance of shares to defendant Gotshalk without proper consideration and at a price lower than that offered to a company introduced by Plaintiff; that they refused to allow plaintiff to purchase additional shares; that Mr. Sheppard and Ms. Marx permitted Technest Holdings, Inc. to pay defendant Schwartz monies which should not have been paid, and authorized issuance of stock to Schwartz without proper authority; and that Mr. Sheppard and Ms. Marx caused the issuance of stock to themselves without proper authority. Plaintiff seeks damages allegedly sustained for these alleged wrongful acts.

o A derivative claim purportedly on behalf of Technest Holdings, Inc. seeking an order directing the holding of a shareholders meeting and rescission of actions determined to be improper by the Court or its designee. A shareholders meeting was held in December 1998.

o Technest Holdings, Inc. and its former transfer agent wrongfully transferred shares belonging to plaintiff to a third party. The transfer agent has asserted a claim against us seeking indemnification for any liabilities incurred by the transfer agent in this action.

o Plaintiff is entitled to $2,500, plus interest, from us for alleged breach of contract. Technest Holdings, Inc. settled this cause of action.

     Plaintiff  also  seeks  an  accounting  from  Mr.  Sheppard,   among  other
defendants, for damages Technest Holdings, Inc. allegedly suffered.

     Technest Holdings, Inc., Mr. Sheppard and Ms. Marx believe that the claims against Technest Holdings, Inc., Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Technest Holdings, Inc., Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. Discovery is in its early stages. We cannot make any assurances about the litigation's outcome. If the plaintiff prevails against us, we could be adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its annual Stockholders meeting June 28, 2001 in Atlanta, GA. There were 10,833,802 shares represented at this meeting out of 12,433,296 shares issued and outstanding and entitled to vote.

All nominees to the Company's Board of Directors were elected.

     There was also approval of the new By-Laws and the restated Articles of Incorporation along with the 2001 Stock Option Plan for the Company.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

     Until March 30, 2001 our common stock was traded on the OTC Bulletin Board under the symbol FNTN. On April 2, 2001 our trading symbol was changed to FNIT and in July 2001 it was changed to THNS. Prior to our initial public offering on December 16, 1996, there was no public trading market for such shares. The following table sets forth the high and low closing bid quotations for the Company's common stock:

             Calendar Year                       High            Low

             2001
             -----
             First Quarter                      $2.275          $0.70
             Second Quarter                     $0.50           $0.20
             Third Quarter                      $0.40           $0.10
             Fourth Quarter                     $0.30           $0.05

             2000
             -----
             First Quarter                     $32.55           $4.90
             Second Quarter                    $22.42           $4.38
             Third Quarter                      $6.56           $3.83
             Fourth Quarter                     $4.38           $1.09


     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stocks, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. All Stock prices reflect the 1 for 35 stock split effective April 2, 2001.

     As of March 29, 2002 there were approximately 78 record holders of our Company's common stock and approximately 3000 beneficial Stockholders.

         All stock prices retroactively reflect 1 for 35 reverse stock split effective April 2, 2001.

         Dividend Policy

         The Company has not paid and does not anticipate paying any dividends on its common stock in the foreseeable future. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

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

     The following discussion and analysis of the results of operations and financial condition of Technest Holdings, Inc. for the years in the two-year period ended December 31, 2001 and 2000, should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

Overview

Technest Holdings, Inc., F/K/A Financial Intranet, Inc. is a Nevada corporation that has activities conducted through its wholly owned subsidiary which is located in Atlanta, GA, with one satellite office in New York State. It had discontinued its operations in the United States temporarily in 2000 and actively pursued options for sale, merger or acquisition. An acquisition was completed in the second quarter of 2001 as indicated hereafter.

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

Results of operations:

     Year ended December 31, 2001 compared with ten months ended March 1, 2000 through December 31, 2000.

Revenue

Realized gain (loss) on investments increased $1,766,144 from a loss of ($286,327) for the period ended 2000 to a gain of $1,479,787 for the year ended 2001 due to better results in our trading of short-term positions. The change in unrealized loss on investments was ($3,055,089) for the year ended 2001 as opposed to ($8,753,977) for the period ended 2000 which resulted from a write-down of our long-term investment portfolio. Rental and other income increased $155,808 to $271,155 for the year ended 2001 from $115,347 in 2000.
This 135% increase is attributable to additional revenues from subleasing of office space in our Atlanta office.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2001 were $2,280,866 as compared to $895,867 for the ten months ended December 31, 2000 which included a write-off of notes receivable of $266,000. The other increases are attributable to increased business activities in fiscal 2001 as compared to fiscal 2000 as Technest commenced business in April 2000.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $270,615 for the year ended December 31, 2001 and $96,810 for the ten months ended December 31, 2000. The increase in depreciation and amortization is due to significant capital expenditures made during the third and fourth quarters of fiscal 2000.

Extraordinary gain - Forgiveness of debt

The extraordinary gain of $100,000 represents settlement of accounts payable.

Income taxes

No provision for federal and state income taxes has been recorded in 2000 and 2001. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

Cash and cash equivalents were $115,169 and $175,792 at December 31, 2001 and December 31, 2000, respectively.

The Company had a working capital deficiency of $646,116 at December 31, 2001. Net cash used in operating activities was $83,703 for the year ended December 31, 2001. Cash used in operating activities was primarily attributable to net loss of ($3,771,461) offset by unrealized loss in securities of $3,055,089, decreased by accounts payable and accrued expenses by ($172,485) offset by non-cash items such as depreciation and amortization of $270,615, write-off of capitalized software of $208,333, write-off of note receivable of $299,256, stock and warrants issued for services of $63,690,and services rendered for payment of note of ($55,416). Net cash used in operating activities for the ten months ended December 31, 2001 was $(619,217), which was principally due to the net loss of $(9,807,553) offset primarily by non-cash items such as unrealized loss in securities of $8,753,977, depreciation and amortization of $96,810 and stock received for services of ($151,000), an increase in accounts payable and accrued expenses of $396,922, an increase in deferred revenue of $56,425 and other liabilities of $37,381.

Net cash provided by investing activities was $502,336 for the year ended December 31, 2001 as opposed to ($3,480,041) cash used in investing activities for the ten months ended December 31, 2000. Investing activities for year ended December 31, 2001 was primarily attributable to the sale of investments for $444,000, certificate of deposit of $74,473 and cash acquired on acquisition of $28,224, offset by purchase of property and equipment ($44,361). For the ten months ended December 31, 2000 investing activities consisted of purchase of investments of ($3,062,925), purchase of property and equipment of ($929,376) and certificate of deposit of ($540,665) offset by cost of securities sold of $1,052,925. Net cash used in financing activities for the year ended December 31, 2001 of ($479,256) consisted primarily of payments of note payable of ($300,000) and issuance of note receivable-related party ($199,256) offset by proceeds from notes payable of $20,000. For the ten months ended December 31, 2000 financing activities consisted of proceeds from issuance of common stock of $4,375,000 offset by issuance of note receivable-related party of ($100,000).

Technest Holdings, Inc has satisfied its cash requirements primarily through its short-term investments and private placements of common stock, warrants and debentures convertible into shares of common stock, as well as the issuance of common stock in lieu of payment for services.

During 2001,we entered into a series of private financings totaling $95,000 with Garth LLC through the issuance of convertible promissory notes, the proceeds of which were used for working capital. The principal amount and interest of $4,745 were converted on September 30, 2001 into 398,981 shares.

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

     Unless we generate sufficient revenues or obtain financing, our operations raise substantial doubt about our ability to continue as a going concern. We had a working capital deficiency as of December 31, 2001 of ($646,116) and an accumulated deficit of ($13,579,014) at December 31, 2001. We had revenues of ($1,304,147) and ($8,924,957) for the year ended December 31, 2001 and the ten months ended December 31, 2000, respectively.

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

                             TECHNEST HOLDINGS, INC.
                              FINANCIAL STATEMENTS



                                      INDEX
                                                                 Page Number
                                                             -------------------
INDEPENDENT AUDITORS' REPORT                                         F - 2
CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                 F - 3

       Statements of Operations                                      F - 4

       Statements of Stockholders' Equity                            F - 5

       Statements of Cash Flows                                      F - 6

       Notes to Financial Statements                            F - 7 to F - 18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Technest Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and Subsidiaries. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and Subsidiaries as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has negative working capital of $646,116 at December 31, 2001, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/Feldman Sherb & Co., P.C.
                                              Feldman Sherb & Co., P.C.
                                              Certified Public Accountants
New York, New York
March 14, 2002

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      (formerly "Financial Intranet, Inc.")
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
Current assets:
  Cash                                                    $             115,169
  Certificate of deposit, restricted                                    466,192
  Accounts receivable                                                     1,566
  Other receivables                                                     125,606
  Prepaid expenses                                                       61,680
                                                            --------------------
   Total current assets                                                 770,213

Property and equipment                                                  677,590

Investments                                                           1,422,934
                                                            --------------------
                                                          $           2,870,737
                                                            ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $             594,245
  Due to broker                                                         187,500
  Note payable                                                          634,584
                                                            --------------------
   Total current liabilities                                          1,416,329
                                                            --------------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 495,000,000 shares, issued
    and outstanding 37,082,277 shares                                    37,082
  Subscription receivable                                                (7,035)
  Additional paid in capital                                         15,003,375
  Accumulated deficit                                               (13,579,014)
                                                            --------------------
   Total stockholders' equity                                         1,454,408
                                                            --------------------
                                                          $           2,870,737
                                                            ====================


                 See notes to consolidated financial statements
                                       F-3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                     (formerly "Financial Intranet, Inc.")
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          March 1, 2000
                                                                           (Inception)
                                                       Year ended          through
                                                    December 31, 2001    December 31, 2000
                                                    -----------------  --------------------

Revenues:
 Realized gain (loss) on sales of investments       $   1,479,787     $         (286,327)
 Change in unrealized loss on investments              (3,055,089)            (8,753,977)
 Rental and other income                                  271,155                115,347
                                                     --------------    --------------------
Total revenues                                         (1,304,147)            (8,924,957)

General and administrative expenses                     2,280,866                895,867
                                                     --------------    --------------------
Loss from operations                                   (3,585,013)            (9,820,824)
                                                     --------------    ---------------------
Other (income) expenses:
 Other expenses                                           208,333                   -
 Interest income                                          (47,482)               (38,924)
 Interest expense                                         125,597                 25,653
                                                     --------------    ---------------------
Total other (income) expenses                             286,448                (13,271)
                                                     --------------    ---------------------
Loss before extraordinary item                         (3,871,461)            (9,807,553)
Extraordinary item                                        100,000                   -
                                                     --------------    ---------------------
Net loss                                           $    (3,771,461)    $      (9,807,553)
                                                     ==============     ====================
BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                    $         (0.08)    $           (0.18)
                                                     ==============     ====================
NUMBER OF SHARES USED IN CALCULATING
 BASIC  AND DILUTED NET LOSS PER SHARE                   48,469,611            53,188,567
                                                     ===============    ====================



                 See notes to consolidated financial statements
                                       F-4

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      (formerly "Financial Intranet, Inc.")
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                       Common Stock
                                   -----------------------     Additional       Deferred Stock   Accumulated  Subscription
                                     Shares       Amount      Paid In Capital   Compensation       Deficit     Receivable     Total
                                   ----------   ----------   ----------------  ----------------  -----------  ------------   -------

Balance, January 1, 2000            29,831,195    $ 29,831     $ 7,509,473       $ (489,008)      (6,685,935) $    -      $ 364,361

Issuance of stock in lieu of           150,000         150          20,850              -               -          -         21,000
 legal fees

Issuance of stock upon
 conversion of notes                44,899,494      44,899       1,728,798              -               -          -      1,773,697

Issuance of stock in lieu of
 consulting fees                     2,260,000       2,260          69,740              -               -          -         72,000

Issuance of stock pursuant to
  public offering,
  net of expenses                    6,363,636       6,364       1,551,636              -               -          -      1,558,000

Issuance of stock resulting from
  exercise of warrants                 100,000         100          19,900              -               -          -         20,000

Issuance of stock in lieu of
  financing fees                       109,091         109          29,891              -               -          -         30,000

Issuance of stock upon
 acquisition                         1,450,000       1,450       1,347,050              -               -          -      1,348,500

Stock based compensation                   -            -          295,200              -               -          -        295,200

Beneficial conversion                      -            -          506,667              -               -          -        506,667

Issuance of warrants in connection
  with acquisition                         -            -          900,500              -               -          -        900,500

Amortization of deferred stock
  compensation                             -            -              -            163,004             -          -        163,004

Write-off of unamortized deferred
  stock compensation                       -            -         (326,004)         326,004            -           -           -

Net loss                                   -            -              -                -         (6,803,516)      -     (6,803,516)
                                   ----------   ----------   ------------      ----------------   -----------  --------- -----------

Balance, January 1, 2001            85,163,416      85,163       13,653,701             -        (13,489,451)      -        249,413

1:35 Reverse stock split           (82,730,120)    (82,730)          82,730             -              -           -           -

Beneficial conversion of note              -            -            25,000             -              -           -         25,000

Issuance of stock pursuant to
  reverse acquisition               33,450,000      33,450        1,079,708             -          3,681,898    (7,035)   4,788,021

Issuance of stock in lieu of
  consulting fees                      800,000         800           55,200             -              -           -         56,000

Issuance of stock upon
  conversion of note                   398,981         399           99,346              -             -           -         99,745

Issuance of stock warrants                 -            -            7,690               -             -           -          7,690

Net loss                                   -            -              -                 -        (3,771,461)      -     (3,771,461)
                                   -------------   ----------   ------------   --------------     -----------  --------- -----------
Balance, December 31, 2001           37,082,277   $  37,082   $   15,003,375     $       -     $ (13,579,014) $ (7,035) $ 1,454,408
                                   =============   ==========   ============   ==============     ===========  ========= ===========




                 See notes to consolidated financial statements
                                       F-5

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      (formerly "Financial Intranet, Inc.")
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          March 1, 2000
                                                                           (Inception)
                                                        Year Ended           through
                                                      December 31,2001    December 31, 2000
                                                      ----------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from operations                           $    (3,771,461)  $     (9,807,553)
                                                      ---------------    -------------------
  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                          203,948             96,810
      Amortization of capitalized costs                       66,667               -
      Loss on disposition of fixed assets                      8,142               -
      Write off of capitalized software                      208,333               -
      Write-off of note receivable                           299,256               -
      Stock issued for interest                                4,745               -
      Stock and warrants issued for services                  63,690
      Stock received for services                               -              (151,000)
      Unrealized loss on securities                        3,055,089          8,753,977
      Services rendered for payment of note                  (55,416)              -
      Other                                                  (10,000)              -

  Changes in assets and liabilities:
      Accounts receivable                                     26,283               -
      Prepaid expenses                                        16,155               -
      Other receivables                                     (125,606)              -
      Deposits                                                 5,263             (2,179)
      Accounts payable and accrued expenses                 (172,485)           396,922
      Due to broker                                          187,500               -
      Deferred revenue                                       (56,425)            56,425
      Other liabilities                                      (37,381)            37,381
                                                      ---------------    ------------------
                                                           3,687,758          9,188,336
                                                      ---------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES                        (83,703)          (619,217)
                                                      ---------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase of property and equipment                       (44,361)          (929,376)
    Certificate of deposit                                    74,473           (540,665)
    Cost of securities sold                                        -          1,052,925
    Purchase of investments                                        -         (3,062,925)
    Sale of investments                                      444,000               -
    Cash acquired on acquisition                              28,224               -
                                                      ---------------    ------------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                       502,336         (3,480,041)
                                                      ---------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of note receivable - related party             (199,256)          (100,000)
    Proceeds from notes payable                               20,000               -
    Payments of notes payable                               (300,000)              -
    Proceeds from issuance of common stock                         -                 50
    Proceeds from issuance of preferred stock                      -          4,375,000
                                                      ---------------    ------------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                      (479,256)         4,275,050
                                                      ---------------    ------------------
NET INCREASE (DECREASE) IN CASH                              (60,623)           175,792

CASH - BEGINNING OF YEAR                                     175,792               -
                                                      ---------------    ------------------
CASH - END OF YEAR                                   $       115,169   $        175,792
                                                      ===============    ==================




                 See notes to consolidated financial statements


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Conversion of notes payable and
  accrued interest to common stock                   $        99,745   $             -
                                                      ===============    ==============
 Common stock subscription receivable                $          -      $          7,035
                                                      ===============    ==============
 Preferred stock issued for receipt of investments   $          -      $     10,500,000
                                                      ===============    ==============
 Assets and liabilities acquired
  from Financial Intranet, Inc.:
   Accounts receivable                               $       27,849    $            -
                                                      ===============    ==============
   Prepaid assets                                    $       77,835    $            -
                                                      ===============    ==============
   Property and equipment                            $       12,753    $            -
                                                      ===============    ==============
   Capitalized software development costs            $      275,000    $            -
                                                      ===============    ==============
   Other assets                                      $       28,084    $            -
                                                      ===============    ==============
   Accounts payable and accrued expenses             $      369,808    $            -
                                                      ===============    ==============
   Note payable                                      $       85,000    $            -
                                                      ===============    ==============





                 See notes to consolidated financial statements
                                      F-6A

                    TECHNEST HOLDINGS INC. AND SUBSIDIARIES
                      (FORMERLY "FINANCIAL INTRANET INC.")
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


1.   ORGANIZATION

     Technest Holdings Inc. (the "Company") changed its name from Financial Intranet Inc., in June 2001. The Company, formerly Wees Wees , Inc. (which was formerly Alexis & Co.), was incorporated in Nevada on December 16, 1993. The Company is a business development company and all of its business is conducted through its wholly owned subsidiaries.

     On April 5, 2001,the Company acquired all of the outstanding shares of Technest Inc. (formerly Technest.com Inc.) which was incorporated in Delaware on January 10, 2000. Technest Inc. is a technology company that invests in development stage companies with promising technology designed for commercial applications. Technest Inc. furnishes such companies with seed capital and provides them access to professional business services.

     FNTN International, LDC was incorporated under the laws of the Cayman Islands, B.W.I. during 2000. It is a wholly owned subsidiary of Technest Holdings Inc.

     Guangzhou eTrend Technology Ltd. was incorporated under the laws of the Guangdong Province, People's Republic of China during April 2000 and received its license to do business as an ICP (Internet Content Provider) and web-site consultant in May 2000. Operations were discontinued during the year ended December 31, 2001.

2.   GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2001, the Company had negative working capital in the amount of $646,116 and an accumulated deficit in stockholders' equity of $13,579,014.

     Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain its present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue its existence.

     Management is actively pursuing new debt and/or equity financing and continually evaluating the Company's profitability; however, any results of their plans and actions cannot be assured. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Principles of Consolidation

     The financial statements include the accounts of Technest Holdings Inc. (the Company) and its wholly owned subsidiaries, FNTN International LDC, Guagdzhou e-Trend Technology Ltd. and Technest Inc. All intercompany balances and transactions have been eliminated in consolidation.

     Cash and cash equivalents

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     Security Valuation

     Investments  are  carried  at fair  value,  which  for  readily  marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not marketable are carried at fair value as determined in good faith by management, in the exercise of its judgement, after taking into consideration various indications of value available to them. These values may differ significantly from the values that ultimately will be realized.

     Property and equipment

     Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed under the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation and amortization expense for the years ended December 31, 2001 an 2000 was $270,615 and $96,810, respectively.

     Fair value of financial instruments

     The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

     Impairment of long-lived assets

     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At December 31, 2001, the Company wrote off $208,333 of capitalized software costs.

     Income taxes

     The Company reports income taxes in conformity with Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences if events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Loss per share

     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted average shares for 2001 and 2000 because their inclusion would be anti-dilutive.

     Revenue recognition

     Rental income is recognized when the services have been performed. Realized gain on security sales is the difference between the cost basis and sales price of the securities sold. Unrealized loss on securities represent the change in the difference between the fair value (carrying value) of the securities at the statement date and the cost basis.

     Stock based compensation

     The Company has elected to continue to account for its employee stock based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and to disclose the proforma effect on net loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, the compensation cost for stock options is measured as the excess, if any, of the market value of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Recently issued accountant pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which is effective for all fiscal years beginning after December 31, 2001; however, early adoption is permitted. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of the provisions of SFAS No. 142 is not expected to have a material effect on the Company's financial position or operations.

     In August 2001, the FASB issued Statement of Financial Accounting standards Board No. 143, "Accounting for Asset Retirement Obligations", (SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2002; however, early adoption is encouraged. In August 2001, the FASB issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001 and supercedes SFAS 121 while retaining many of its requirements.

4.   CERTIFICATE OF DEPOSIT

     At December 31, 2001, Technest, Inc. had invested in a ten month certificate of deposit bearing interest at 4.75% due February 17, 2002. This instrument secures a Standby Letter of Credit in favor of the lessor of the facilities. In January 2002, the Company defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002.

5.  PROPERTY AND EQUIPMENT

     At December 31, 2001, property and equipment consisted of the following:

                                                           Estimated
                                             Cost         Useful life

        Furniture & Fixtures            $   420,127         7 years
        Computer Equipment & Software       246,738         3 years
        Office equipment                     51,973         5 years
        Leasehold improvements              254,899         5 years
                                            -------
                                            973,737
       Accumulated depreciation             296,147
                                            -------
                                        $   677,590
                                            =======

6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs represent the costs of developing and enhancing an Internet presence on the Company's web site. These costs were capitalized in March 2000 and were to be amortized on a straight line basis over three years. On January 1, 2001, the unamortized asset was $300,000. During the year ended December 2001, the Company recorded amortization of $91,667. At December 31, 2001, the Company wrote off the balance of $208,333.

7.       INVESTMENTS

     At December 31, 2001, investments consisted of the following:

                                                                   December 31, 2001
                                          ---------------------------------------------------------------
                     Security                 Shares                  Cost                  Fair value
--------------------------------------    ----------------     -----------------      -------------------
Common stock
   Lecstar Communications Corp                836,000       $       2,090,000        $          321,024
   USA Meats, Inc.                            250,000                 250,000                         -
   Designeroutlets.com, Inc.                      550                 385,000                         -
   Dynax Solution, Inc.                        31,250                 375,000                         -
   Cyberboard.com, Corp                        71,429                 250,000                         -
   Corpfin.com, Inc.                        1,305,000               1,305,000                   146,160
   Energy Corporation                          50,783                  25,000                    25,000
   Crystal Insight, Inc.                       50,000                 270,000                         -
                                          ----------------     -----------------      -------------------
      Total common stock                                    $       4,950,000        $          492,184
                                                               =================      ===================
Preferred stock
   Allure Fusion Media                      2,700,000       $       2,370,000        $          887,500
   ECompanyStore.com, Inc.                     50,000                 450,000                    43,250
   Coax Corporation                           213,068                 375,000                         -
                                          ----------------     -----------------      -------------------
      Total preferred stock                                 $       3,195,000        $          930,750
                                                               =================      ===================
Total Common and Preferred stock                            $       8,145,000        $        1,422,934
                                                               =================      ===================

     For the years ended December 31, 2001 and 2000, unrealized losses were $3,055,089 and $8,753,977, respectively.

8.   NOTE PAYABLE

     In connection with the purchase of the Company's investment in Allure Fusion Media, the Company issued a promissory note in the original amount of $1,650,000 of which $990,000 was outstanding at December 31, 2000. The Company repaid $300,000 on May 30, 2001 and provided certain services valued at $55,416 which offset and reduced the note to $634,584 as of December 31, 2001.

     The note bears interest at 8% per annum. On December 31, 2001, the note had accrued interest of $88,715.

     During January 2002, the Company entered into an agreement with Allure Fusion Media whereby the preferred stock and the balance of the promissory note were exchanged for 2,065,416 common shares.

9.   COMMITMENTS

     Operating leases

     Technest leases office space under a five year operating lease which commenced on April 17, 2000, and was amended for additional space on September 17, 2000. The lease expires in April 2005, unless sooner terminated as provided for in the lease. The agreement contains annual rent increases for inflation purposes. In February 2002, the Company defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002. (See Note 4).

     In addition, the Company leases office space in Somers, New York on a month to month basis.

     Rent expense for the years ended December 31, 2001 and 2000, was $673,731 and $358,028, respectively.

     Employment Agreement

     The Company entered into an employment agreement with a key executive on September 12, 1997 which was amended in December 1998. The agreement is for a three year period commencing on August 23, 1999 and may be extended by the Company for an additional three year period. The agreement provides for an annual base salary of $150,000, and also provides for an option to purchase, at any time while the executive is employed by the Company, additional shares of the Company's common stock. The purchase price for such shares is $6.65 per share. All options granted under the employment agreement expire on December 31, 2002, except for earlier dates relative to termination.


10.STOCKHOLDERS' EQUITY

     On January 12, 2000 and February 7, 2000, the Company issued 8% convertible promissory notes in the principal amount of $150,000 and $200,000 with a maturity date of December 31, 2000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The notes were converted into 7,455,599 shares of common stock prior to December 31, 2000. The value attributable to the beneficial conversion feature, $166,667, was charged to interest expense in 2000.

     On May 20, 2000, the Company issued 8% convertible promissory notes in the principal amount of $600,000 with a maturity date of December 31, 2000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The note was converted to 12,476,573 shares of common stock prior to December 31, 2000. The value attributable to the beneficial conversion feature, $200,000, was charged to interest expense in 2000.

     In July 2000, an aggregate of 2,200,000 shares of stock were issued and 5,000,000 warrants granted to certain financial advisors in consideration for financial considerations, potential commitments and consulting services to be rendered in the United States and the Peoples Republic of China. An additional 12,273 warrants were issued to a vendor in consideration for placement services.

     On October 30, 2000, the Company issued an 8% convertible demand note in the principal amount of $190,000, and warrants, exercisable under certain conditions, to purchase up to 200,000 shares of common stock at an exercise price of $.50 per share through October 20, 2004. The notes were converted into 19,000,000 shares of common stock prior to December 31, 2000. The value attributable to the beneficial conversion feature, $190,000, was charged to interest expense in 2000.

     On March 19, 2001, the Board of Directors approved a 1 to 35 reverse stock split of common stock, which took effect April 2, 2001. The par value of the common stock remained at $.001.

     On June 28, 2001, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of all classes of capital stock of the Company to 500,000,000 of which 495,000,000 shares, $.001 par value, are common stock and 5,000,000 shares, $.001 par value are preferred stock.

     On April 5, 2001, the Company issued 10,000,000 shares of common stock and in June 2001, the Company issued the remaining 23,450,000 shares of common stock to the shareholders of Technest.com Inc. pursuant to an Agreement and Plan of Reorganization dated March 21, 2001. See Note 11.

     On August 27, 2001, the Company converted $95,000 principal note payable including $4,745 accrued interest into 398,981 shares of the Company's common stock. The value attributable to the beneficial conversion feature, $25,000, was charged to interest expense in 2001.

     On November 13, 2001, the Company settled its obligation of $56,000 under a Consulting Agreement with the issuance of 800,000 shares of the Company's common stock.

11.  COMMON STOCK WARRANTS AND OPTIONS

     2001 Stock Option Plan

     In June 2001, the Company established the 2001 Stock Option Plan ("Plan") which provides for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section ("Non-statutory Stock Options"). The total number of shares of common stock for issuance under the 2001 Plan shall not exceed 10,000,000. Options to purchase shares may be granted under the Plans to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Non-statutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company.

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

     The exercise price of all Non-statutory Stock Options granted under the Plan must be at least equal to 85% of the fair market value of such shares on the date of the grant.

     No options have been granted pursuant to the Plan.

     The  Company  applies  APB 25 in  accounting  for its stock  option  plans.
     Accordingly, stock compensation cost has been recorded based on the intrinsic value of the options only. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2001 and 2000 would have been impacted as indicated in the following table:

                                              2001
                                          -------------
     Net loss as reported                $  (3,771,461)
     Pro forma net loss                  $  (4,575,502)
     Net loss per share as reported      $    (0.08)
     Pro forma net loss per share        $    (0.09)

     The above pro forma amount for purposes of SFAS 123 reflect the portion of the estimated fair value of awards earned in 2001 and 2000. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the vesting period of the stock options granted. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effect on pro forma disclosures of future years.

     The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options and warrants. The Company issued 50,000 warrants during the year ended December 31, 2001 and recognized consulting expense for the of $7,690. Such value was determined using the Black-Scholes method pricing model with the weighted average assumptions listed below. The per-share weighted average fair value of stock options granted during 2001 and 2000 was $1.54 and $0.04, respectively, on the date of grant using Black-Scholes pricing model and the following assumptions:

              Expected life of option (in years)               2

              Risk-free interest rate                        5.68%
              Expected volatility                           200.0%
              Expected dividend yield                         0%

     Summary information with respect to stock warrants granted is as follows:


                                                       Weighted Average
                                Number of Shares        Exercise Price
                               ------------------      -----------------
Balance, January 1, 2000             102,618                $34.14
     Granted                         159,965                 $9.99
                               ------------------
Balance, December 31, 2000           262,583                $19.43
     Granted                          50,000                  $.10
                               ------------------      -----------------
Balance, December 31, 2001           312,583                $16.36
                               ==================      =================

     Summary information with respect to stock options granted is as follows:

                                                     Weighted Average
                               Number of Shares       Exercise Price
                               ----------------    --------------------
Balance, January 1, 2000            198,633                $5.12
     Granted                        228,571                 $.35
                               ----------------
Balance, December 31, 2000          427,204                $2.57

     Granted                        519,920                 $.35
                               ----------------    ---------------------
Balance, December 31, 2001          947,124                $1.35
                               ================    =====================


     The following table summarizes the Company's stock options and warrants outstanding at December 31, 2001:

                                                     Options and warrants outstanding and exercisable
                                          -------------------------------------------------------------------

                                                               Weighted average          Weighted average
                       Exercise price                           remaining life            exercise price
                                               Number
                     -------------------- ------------------ ---------------------     ----------------------
               $         0.10 - 0.35                798,491          2.66          $                    0.34
               $         3.50 - 6.65                198,633           1            $                    5.86
               $         9.63 - 21.00               256,869           5            $                   17.75
               $           253.75                     5,714           1            $                  253.75
                                          ------------------
                                                  1,259,707
                                          ==================

12.  ACQUISITION

     On April 5, 2001, the Company acquired all of the outstanding common stock of Technest.com, Inc., a Delaware corporation pursuant to an Agreement and Plan of reorganization dated March 21, 2001, among Technest Holdings Inc., Technest.com, Inc. and the shareholders of the companies. Under the terms of the Agreement, the stockholders of Technest.com Inc. received a total of 33,450,000 shares of Technest Holdings Inc. common stock, which was equivalent to 90% of the total number of common stock outstanding, in exchange for all of the outstanding shares, or 100%, of Technest.com Inc. common stock.

     This acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Technest.com Inc, pursuant to which Technest.com Inc. is treated as the continuing entity.

13.  EXTRAORDINARY ITEM

     The extraordinary gain of $100,000 represents the settlement of accounts payable.

14.  INCOME TAXES

     At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,326,000, which begin to expire in 2019. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

     A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                               2001             2000
                                            ------------    ------------
         Tax benefit at statutory rate     $(1,320,000)    $ (3,430,000)
         Benefit not utilized                1,320,000        3,430,000
                                            ------------    ------------
                                           $      -        $       -
                                            ============    ============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 are as follows:

         Assets:
         Net operating loss                $       810,000
         Unrealized losses                       3,940,000
                                            ---------------
         Total deferred tax assets               4,750,000
         Valuation allowance                    (4,750,000)
                                            ---------------
         Net deferred tax assets           $          -
                                            ===============

     For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize.

15. CONTINGENCY

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


16.  FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 2001, the Company made the following adjustments:

         Adjustment in carrying value of investments
         (reported on income statement as "Unrealized
          loss on securities"                                $(3,214,589)

         Write-off of capitalized software development
          costs                                             $(   208,333)

         Other                                              $(   134,584)

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Reference is made to Form 8-K with date of report of January 31, 2000, as amended, which indicated, in part, that the Issuer (formerly known as Financial Intranet, Inc.) on January 31, 2000 engaged Richard A. Eisner & Company, LLP as its independent accountants following dismissal of its former independent accountants Reminick Aarons & Company, LLP.

     Reference is made to Form 8-K with date of report of November 15, 2000, as amended on two occasions, which indicated, in part, that in conjunction with the Issuer's reorganization the Issuer, on November 15, 2000 engaged Feldman Sherb & Co., P.C. as its independent accountants following dismissal of its former independent accountants Richard A. Eisner & Company, LLP on the same date.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          Set forth below are the names, ages, brief summary of their business experience and positions of the directors and executive officer of the Company. Each of the directors named below was elected at the Company's 2000 annual Meeting of the Stockholders for a term of one year or until his successor is elected.


Name                  Office held since     Age     Title

Michael Sheppard          1997              52      President, Chief Executive
                                                    Officer and Director

Rollin Shouse             2001              59      Vice President and Director

W. Dale Smith             2001              55      Director

Jose Auffant              2001              33      Secretary Treasurer

The biographies of our executive officers and directors are as follows:

Michael Sheppard-President, Chief Executive Officer and Director

Mr. Sheppard, age 52, joined Technest Holdings, Inc., F/K/A Financial Intranet, Inc as a consultant in February 1997 and became President, Chief Operating Officer and Director in April 1997. Mr. Sheppard has been involved in setting up the corporate infrastructure of several early stage development companies and undertaking their day-to-day operations as chief executive and chief operating officer. From January 1996 through January 1997, Mr. Sheppard was Chief Operating Officer of Freelinq Communications, formerly Televideo Corporation, based in New York City. Freelinq offers real time video-on-demand via ATM/XDSL technology with high-speed Internet transmission and advertiser supported free theatrical films delivered through twisted pair telephone lines. From 1995 to 1996 he was chief operating officer for Lee Communications Ltd., which is a laser development and transmission company. From 1993 to 1995, he was Chief Executive Officer for MLS Lighting Ltd.

Rollin M. Shouse -Vice President and Director

Mr. Shouse, age 59 was appointed Chief Operating Officer of Technest, Inc. a subsidiary of Technest Holdings, Inc. in April 2000 and was confirmed in this position as well as Director of the parent company in June 2001 by the Board of Directors. Mr. Shouse brings over 30 years experience from the convenience store industry. From 1996-1999, Mr. Shouse served as CEO and President of Shouse Enterprises, Inc., a convenience store chain comprised of 26 stores. From 1993-1996, Mr. Shouse served as the CEO and President of Sunshine Jr. Stores, Inc., a publicly traded company with 232 convenience stores and six supermarkets in their portfolio. He received his B.S. in Business Administration from Georgetown College in 1964.

W. Dale Smith - Director

Mr. Smith, age 55, was appointed to the Board of Directors in April 2001 and elected by the shareholders in June 2001. Mr. Smith is the Co-founder of Lecstar Communications Group. He has served as the President and a Director since the inception in 1999. Before co-founding Lecstar Communications Group, Mr. Smith began his career with SonocoProducts Company and for twelve years advanced through various executive management positions serving as National Accounts Sales Manager for New York City and also the Southeastern Regional Marketing and Sales Manager. Mr. Smith resigned from Sonoco to become Kentucky Governor John Y Brown's Commisssioner of Commerce and Deputy Secretary of the Commerce Cabinet. He managed five departments, maintained offices for Kentucky on four continents and was instrumental in bringing Kentucky over $2 billion in new investments, ranking Kentucky in the top five states in the Nation.. Mr. Smith has over 30 years of experience.

Jose Auffant - Secretary Treasurer

Mr. Auffant became Secretary Treasurer on June 28, 2001. Mr. Auffant has served as executive vice president and secretary of Corpfin.com, Inc. since May 2000 and as a director since April 2001. Mr. Auffant also serves as general counsel for J.P. Carey, Inc. a full service international asset management and investment banking firm located in Atlanta, Georgia. From 1997 to 2000 Mr. Auffant was associated with Winston & Strawn, a Chicago Illinios based law firm, in its corporate department. Mr. Auffant received a Juris Doctorate degree from Emory University School of Law and a BA from Stetson University.

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



                                                                       Long-Term Compensation
                                                                       ----------------------
                                                          Annual Compensation
                                                               Restricted
Name and principal position   Year   Salary     Bonus    Other(1)  Stock   Awards    Stock Options
---------------------------   ----   ------     -----    --------  -----   ------    -------------

Michael Sheppard               2001  183,968     0            0      0          0         305,634
Chief Executive Officer        2000  173,575     0            0      0          0          71,429

Rollin Shouse VP               2001  134,166     0            0      0          0            0
                               2000  105,000     0            0      0          0            0

Jose Auffant                   2001     0        0            0      0          0            0
                               2000     0        0            0      0          0            0


(1) These amounts reflect the fair market value of shares granted for payment in lieu of cash for services rendered.

     Stock option plans

     Technest Holdings, Inc. has established the 2001 Stock Option Plan which provides for the granting of options which are intended to qualify either as incentive stock options within the meaning of Section 422 of the Internal Revenue Code or as options which are not intended to meet the requirements of such section. The total number of shares of Common stock reserved for issuance under the plan is 10,000,000. Options to purchase shares may be granted under the plan to persons who, in the case of incentive stock options, are key employees (including officers) or, in the case of non-statutory stock options, are key employees (including officers) or non-employee directors or non-employee consultants.

     The plan is administered by the compensation committee of the board of directors, which has some discretionary authority to determine the number of shares to be issued under incentive stock options and nonstatutory stock options and the recipients, and when and at what exercise price the options will be granted. On June 28, 2001, Technest Holdings appointed Rollin Shouse, Michael Sheppard and W. Dale Smith to constitute the compensation committee to administer the plan.

     The exercise price of all incentive stock options granted under the plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of incentive stock options granted to the holder of more than 10% of Technest Holdings common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company's common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which incentive stock options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

     The exercise price of all non-statutory stock options granted under the plan must be at least equal to the 100 of the fair market value of such shares on the date of the grant

     As of March 29, 2002, no options have been granted under the plan.

     Option/SAR Grant Table

              The table below sets forth the following information with respect to options granted to the named executive officers during fiscal year 2001 and the potential realizable value of such option grants (1) the number of shares of common stock underlying options granted during the year, (2) the percentage that such options represent of all options granted to employees during the year, (3) the exercise price, and (4) the expiration date.

              OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS

                                                                Percent of Total
                                              Number of         Options Granted
                                              Securities        to Employees In
                                              Underlying        Fiscal Year Ended     Exercise or Base        Expiration
Name                                         Options Granted    December 31, 2001    Price Per ($/Share)         Date
----                                         ---------------    -----------------    -------------------      ----------

Michael Sheppard                               305,634                100.00%               $.35               12/31/05
Rollin Shouse                                    -0-                    N/A                  N/A                 N/A
W. Dale Smith                                    -0-                    N/A                  N/A                 N/A
Jose Auffant                                     -0-                    N/A                  N/A                 N/A


Option Exercises and Values for 2001

         The table below sets forth the following information with respect to option exercises during fiscal 2001 by each of the named executive officers and the status of their options at December 31, 2001(1) the number of shares of common stock acquired upon exercise of options during fiscal 2001, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at December 31, 2001, and (4) the aggregate dollar value of in-the-money exercisable options at December 31,2001.



                                                            AGGREGATED
                                                OPTION VALUES ON December 31, 2001
                                                        Number of Securities                         Value of Unexercised
                                                       Underlying Unexercised                        In-the-Money Options
                                                         Options at 12/31/01                            at 12/31/01(1)
Name                             Exercisable              Unexercisable               Exercisable       Unexercisable
------                           -----------          ------------------------        -----------   ---------------------
Michael Sheppard                    440,816                     0                      $555,929              0
Rollin Shouse                          0                        0                          0                 0
W. Dale Smith                          0                        0                          0                 0
Jose Auffant                           0                        0                          0                 0


1. Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0., the average of the high and low bids for our common stock price on the OTC Bulletin Board on December 31, 2001.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

(a)          Security Ownership of Certain Beneficial Owners
(b)          Security Ownership of Certain Management

             The following tabulation shows the security ownership as of March 29, 2002 of (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. As of March 29, 2002, we had 37,082,277 shares of common stock issued and outstanding.

             Name & Address             Amount and Nature of Beneficial
             --------------                       Ownership               Percent of Class/Title of Class
                                        -------------------------------   -------------------------------
             Michael Sheppard (1)                 444,584(1)                         1.18%
             c/o Financial Intranet
             90 Grove Street
             Suite 205
             Ridgefield, CT 06778

             Rollin M. Shouse                      105,142                           0.28
             Suite 1050
             3350 Peachtree Road N.E.
             Atlanta, GA 30326

             W. Dale Smith                            0                                0
             Suite 1050
             3350 Peachtree Road N.E.
             Atlanta, GA 30326

             Jose Auffant                             0                                0
             Suite 1050
             3350 Peachtree Road N.E.
             Atlanta, GA 30326

             Greenfield Investment Cons.        12,205,370                          32.91%
             1300 West Belmont
             Suite 210
             Chicago, IL 60657

             Southshore Capital Fund Ltd.        3,107,291                          8.38%
             Financial Centre
             Shirley & Charlotte Streets
             P.O. Box CB-13136
             Nassau, Bahamas

             The Four Life Trust                11,572,943                        31.21%
             City Trust
             3rd Floor, Murdoch House
             South Quay
             Douglas, Isle of Man IMI 5AS

             The Rearden Trust                   2,375,685                         6.41%
             City Trust
             3rd Floor, Murdoch House
             South Quay
             Douglas, Isle of Man IMI 5AS

             Millennium Fund One Ltd            2,003,422                          5.40%
             Landmark Trust (Bermuda) Ltd
             Chancery Hall
             52 Reid Street
             Hamilton HM, Bermuda

    All Officers and Directors as a
     Group (4 Persons)                            549,726(1)                       1.47%



     (1) Includes 440,816 options

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years 2001 and 2000, Mr. Sheppard received an option for 377,063 shares at a price of $.35 per share for waiving options granted during funding in 2000 and for selling a portion of his shares of common stock to fund the Company. Mr. Sheppard has not exercised any of his options to acquire any shares.


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

            (a)   Exhibits

Exhibit No.       Description

    22            Subsidiaries of Registrant.

            (b)   Reports on Form 8-K  none

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 15, 2002
                                      Technest Holdings, Inc.

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

Name                            Position                            Date

By: /s/  Michael Sheppard       Chairman   of  the                4/15/2002
                                Board   of   Directors,
                                President and
                                Chief Executive Officer

By: /s/   Rollin Shouse         Vice President and Director       4/15/2002

By: /s/   W.Dale Smith          Director                          4/15/2002

By:       Jose Auffant          Secretary Treasurer