Form 10QSB
period 2002-03-31
TECHNEST HOLDINGS INC
filed 2002-05-20
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                        Commission file number 000-27023

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of May 15, 2002 is 37,082,277 shares, all in one class of common stock, $.001 par value.


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item1.   Financial Statements (Unaudited)

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash                                                    $              18,920
  Other receivables                                                      83,320
  Prepaid expenses                                                      192,586
                                                            --------------------
   Total current assets                                                 294,826

Property and equipment                                                  629,017

Investments                                                           1,160,430
                                                            --------------------
                                                          $           2,084,273
                                                            ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $             437,713
  Note payable                                                           14,000
                                                            --------------------
   Total current liabilities                                            451,713
                                                            --------------------

Stockholders' Equity:
  Common stock, $.001 par value,
    authorized 495,000,000 shares, issued and
    outstanding 37,082,277 shares                                        37,082
  Subscription receivable                                                (7,035)
  Additional paid in capital                                         15,003,375
  Accumulated deficit                                               (13,400,862)
                                                            --------------------
   Total stockholders' equity                                         1,632,560
                                                            --------------------
                                                          $           2,084,273
                                                            ====================



                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                       ----------------------------------------------------
                                                                                2002                        2001
                                                                       ------------------------    ------------------------

Revenues:
 Realized gain on sales of investments                         $                       113,461     $                     -
 Change in unrealized loss on investments                                              460,795                           -
 Rental and other income                                                                71,983                      38,311
                                                                       ------------------------    ------------------------

Total revenues                                                                         646,239                      38,311

General and administrative expenses                                                    469,310                     386,177
                                                                       ------------------------    ------------------------

Loss from operations                                                                   176,929                    (347,866)
                                                                       ------------------------    ------------------------

Other (income) expenses:
       Interest income                                                                  (1,223)                          -
       Interest expense                                                                      -                      19,500
                                                                       ------------------------    ------------------------
Total other (income) expenses                                                           (1,223)                     19,500
                                                                       ------------------------    ------------------------

Net income (loss)                                                  $                   178,152     $              (367,366)
                                                                       ========================    ========================


BASIC NET INCOME (LOSS) PER
   COMMON SHARE                                                    $                      0.00     $                 (0.00)
                                                                       ========================    ========================

NUMBER OF SHARES USED IN CALCULATING
 BASIC  NET INCOME (LOSS) PER SHARE                                                 37,082,277                  85,163,416
                                                                       ========================    ========================


DILUTED INCOME (LOSS) PER SHARE                                    $                      0.00     $                 (0.00)
                                                                       ========================    ========================

NUMBER OF SHARES USED IN CALCULATING
 BASIC  NET INCOME (LOSS) PER SHARE                                                 48,469,611                 109,921,479
                                                                       ========================    ========================




                 See notes to consolidated financial statements
                                        3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended March 31,
                                                                              ---------------------------------------------
                                                                                      2002                    2001
                                                                              ----------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                                           $             178,152   $           (367,366)
                                                                              ----------------------   --------------------

  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
      Depreciation and amortization                                                          50,910                 49,805
      Unrealized gain on securities                                                        (460,795)                     -

  Changes in assets and liabilities:
      Certificate of deposit                                                                466,192
      Accounts receivable                                                                     1,566                      -
      Prepaid expenses                                                                     (130,906)                     -
      Other receivables                                                                      42,286                      -
      Accounts payable and accrued expenses                                                 (67,817)                  (890)
      Due to broker                                                                        (187,500)                     -
      Deferred revenue                                                                            -                (37,750)
      Other liabilities                                                                           -                 (4,040)
                                                                              ----------------------   --------------------

                                                                                           (286,064)                 7,125
                                                                              ----------------------   --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (107,912)              (360,241)
                                                                              ----------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase of property and equipment                                                       (2,337)               (10,366)
                                                                              ----------------------   --------------------

NET CASH USED IN INVESTING ACTIVITIES                                                        (2,337)               (10,366)
                                                                              ----------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of note receivable - related party                                                   -               (166,000)
    Proceeds from notes payable                                                              14,000                      -
                                                                              ----------------------   --------------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                       14,000               (166,000)
                                                                              ----------------------   --------------------

NET DECREASE IN CASH                                                                        (96,249)              (536,607)

CASH - BEGINNING OF PERIOD                                                                  115,169                716,457
                                                                              ----------------------   --------------------

CASH - END OF PERIOD                                                          $              18,920   $            179,850
                                                                              ======================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Reduction in cost of investment due
      to cancellation of note payable                                         $             634,584   $                  -
                                                                              ======================   ====================
     Reduction in cost of investment due
      to cancellation of accrued interest                                     $              88,715   $                  -
                                                                              ======================   ====================



                 See notes to consolidated financial statements

                             TECHNEST HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1-Basis of Interim Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Technest Holdings, Inc., formerly Financial Intranet, Inc. (the "Company"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission on April 15, 2002.

Note 2 - Contingencies

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

The Company had invested in a ten month certificate of deposit bearing interest at 4.75% due February 17, 2002. This instrument secured a Standby Letter of Credit in favor of the lessor of the facilities. In January 2002, the Company defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002. The Company is presently in negotiations with its landlord for the remaining obligation of approximately $2,500,000.

Note 3 - Subsequent Events

On April 12, 2002 Rollin M. Shouse resigned from the Board of Directors, as President of Technest, Inc. and Vice President of Technest Holdings, Inc.

On April 17, 2002 W. Dale Smith resigned from the Board of Directors.

On April 22, 2002, Mark Allen was appointed to the Board of Directors

On April 15, 2002 the counsel for the Plaintiff, H & H Acquisition Corporation petitioned the court to be removed from their representation and this motion was approved by the Judge to resign from the legal proceedings against the Company, Michael Sheppard and Maura Marx. The Judge gave H & H Acquisition until May 22, 2002 to find new counsel and as of this date has not done so. The Company is planning to make a motion to dismiss if no counsel is hired.

On May 3, 2002, the Company issued a convertible 8% promissory note in the principal amount of $15,000.00 with a maturity date of August 31, 2002.

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


Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation that is a Business Development Company and continues to monitor its investments in its investment Portfolio and wholly owned subsidiary. The company has its executive offices in Atlanta, GA and one satellite office in New York. .

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

In January 2002 the Company's subsidiary defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts of back rent that were outstanding under the lease Agreement through March 2002.

Results of operations

Revenue
Revenues for the three months ended March 31, 2002 were $646,239 as compared to $38,311 for the three months ended March 31, 2001. Revenues for the three months ended March 31, 2002 included realized gains from security transactions of $113,461 and an unrealized loss of $469,795. This increase also included rental revenue of $71,983.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2002 were $469,310 as compared to $386,177 for the three months ended March 31, 2001. The other increases are attributable to increased business activities in fiscal 2002 as compared to fiscal 2001.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $50,910 for the three months ended March 31, 2002 and $49,805 for the three months ended March 31, 2001. The increase in depreciation and amortization is due to a small increase in capital expenditures made during the last quarter of fiscal 2001.

Liquidity and capital resources

Cash and cash equivalents were $16,696 and $115,169 at March 31, 2002 and December 31, 2001, respectively.

The Company had a working capital of $156,887 at March 31, 2002. Net cash used in operating activities was $107,912 for the three months ended March 31, 2002. Cash used in operating activities was primarily attributable to net income of $178,152 off set by unrealized gain on securities of $(460,795), a decrease in accounts payable and accrued expenses of $(67,817) offset by non-cash items such as depreciation and amortization of $50,910. Net cash used in operating activities for the three months ended March 31, 2001 was $(360,241).

Net cash used in investing activities of $(2,337) for the three months ended March 31, 2002 for the purchase of property and equipment.

Net cash provided financing activities was $14,000 for the three months ended March 31, 2002 as which consisted of proceeds from a note payable, as compared to cash used in financing activities of $(166,000) for the three months ended March 31, 2001 which consisted of the issuance of a note payable.

We currently have no assured sources for additional financing, and our success may depend on our ability to obtain further financing.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Change in Securities

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


                                      Technest Holdings, Inc.
                                     ---------------------------
                                       (Registrant)


Date:  May 20, 2002               /s/ Michael Sheppard
       ------------                  -----------------------------
                                      Michael Sheppard, President