Form 10QSB
period 2002-06-30
TECHNEST HOLDINGS INC
filed 2002-08-19
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                90 Grove Street, Suite 205, Ridgefield, CT 06877
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 203-431-1611


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of August 15, 2002 is 37,082,277 shares, all in one class of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item 1.   Financial Statements (Unaudited)

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (Unaudited)


                                     ASSETS
                                     ------
Current assets:
  Cash                                                             $     99,394
  Other receivables                                                       4,002
  Prepaid expenses                                                       27,125
                                                                    ------------
   Total current assets                                                 130,521

Property and equipment                                                    2,337

Investments                                                             703,560
                                                                    ------------

                                                                   $    836,418
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                            $  2,348,272
  Note payable                                                           40,000
                                                                    ------------
   Total current liabilities                                          2,388,272
                                                                    ------------

Stockholders' Deficit:
  Common stock, $.001 par value,
    authorized 495,000,000 shares, issued and
    outstanding 37,082,277 shares                                        37,082
  Subscription receivable                                                (7,035)
  Additional paid in capital                                         15,003,375
  Accumulated deficit                                               (16,585,276)
                                                                    ------------
   Total stockholders' deficit                                       (1,551,854)
                                                                    ------------

                                                                   $    836,418
                                                                    ============


                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                                   2002       2001          2002         2001
                                ---------   --------      --------     -------

Revenues:
 Realized gain (loss) on
  sales of investments      $  (351,000)  $  806,114    $ (237,539) $   806,114
 Change in unrealized loss
  on investments                (55,870)         -         404,925          -
 Rental and other income          9,925      192,671        81,908      230,982
                             ----------   ----------    ----------   -----------

Total revenues                 (396,945)     998,785       249,294    1,037,096

General and administrative
 expenses                     2,786,933      752,837     3,256,243    1,139,014
                             ----------   ----------    ----------   -----------

Income (loss) from           (3,183,878)     245,948    (3,006,949)    (101,918)
 operations                  ----------   ----------    ----------   -----------


Other (income) expenses:
       Interest income              (79)     (33,143)       (1,302)     (33,143)
       Interest expense             615        4,033           615       23,533
                             ----------   ----------    ----------   -----------

Total other (income) expenses       536      (29,110)         (687)      (9,610)
                             ----------   ----------    ----------   -----------


Net income (loss) before
 extraordinary gain          (3,184,414)     275,058    (3,006,262)     (92,308)
Extraordinary gain -
 Forgiveness of debt                -        100,000           -        100,000
                             ----------   ----------    ----------   -----------

Net income (loss)           $(3,184,414) $   375,058   $(3,006,262) $     7,692
                             ==========   ==========    ==========   ===========

BASIC NET INCOME (LOSS) PER
   COMMON SHARE             $     (0.09) $      0.01         (0.08)        0.00
                             ==========   ==========    ==========   ===========

NUMBER OF SHARES USED
 IN CALCULATING BASIC NET
 INCOME (LOSS) PER SHARE     37,082,277   35,883,240    37,082,277   35,883,240
                             ==========   ==========    ==========   ===========
DILUTED NET INCOME (LOSS)
 PER COMMON SHARE           $     (0.09) $      0.01   $     (0.08) $      0.00
                             ==========   ==========    ==========   ===========
NUMBER OF SHARES USED
 IN CALCULATING DILUTED NET
 INCOME (LOSS) PER SHARE     37,082,277   37,161,447    37,082,277   37,161,447
                             ==========   ==========    ==========   ===========


                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                  ------------------------------

                                                        2002             2001
                                                   -------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations               $  (3,006,262)   $      7,692
                                                   -------------    ------------

  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation and amortization                     101,818         120,998
      Unrealized gain on securities                    (404,925)             -
      Loss on sale of property and equipment            402,448              -
      Loss on abandonment of leasehold                  155,324              -
      Realized loss on sale of securities               351,000              -

  Changes in assets and liabilities:
      Certificate of deposit                            466,192              -
      Accounts receivable                                 1,566          (1,624)
      Prepaid expenses                                   34,555         (16,041)
      Other receivables                                 121,604              -
      Other assets                                          -               242
      Accounts payable and accrued expenses           1,842,742        (242,294)
      Due to broker                                    (187,500)            -
      Deferred revenue                                      -           (37,750)
                                                   -------------    ------------

                                                      2,884,824        (176,469)
                                                   -------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                  (121,438)       (168,777)
                                                   -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITES:
    Proceeds from sale of property and equipment         18,000             -
    Purchase of property and equipment                   (2,337)            -
    Sale of investments                                  50,000         584,215
    Cash acquired upon acquisition                          -             5,734
    Notes receivable advances                               -          (199,256)
                                                   -------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                    65,663         390,693
                                                   -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible notes payable              40,000          20,015
                                                   -------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                40,000          20,015
                                                   -------------    ------------

NET INCREASE (DECREASE) IN CASH                         (15,775)        241,931

CASH - BEGINNING OF PERIOD                              115,169         716,457
                                                   -------------    ------------

CASH - END OF PERIOD                              $      99,394    $    958,388
                                                   =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Reduction in cost of investment due
     to cancellation of note payable              $     634,584    $         -
                                                   =============    ============
     Reduction in cost of investment due
     to cancellation of accrued interest          $      88,715    $         -
                                                   =============    ============



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

Note 2 - Going Concern

The Company had a working capital deficiency at June 30, 2002 of approximately $2,758,000, and recorded net losses for the first six months of 2002 of approximately $3,000,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Subsequent Events

In July 2002, the Company was served with a demand notice to for payment of the balance of the lease of its subsidiary in Atlanta in the amount of $1,950,000.

In July 2002, the Company sold some of its portfolio holdings for $50,000.

In August 2002, the Company converted 8% promissory notes of $40,000 into equity.

On April 15, 2002 the counsel for the Plaintiff, H & H Acquisition Corporation petitioned and was approved by the Judge to resign from the legal proceedings against the Company, Michael Sheppard and Maura Marx. The Judge gave H & H Acquisition 30 days to find new counsel and on July 10, 2002 Plaintiff engaged new counsel and is proceeding against Michael Sheppard and Maura Marx individually and as officers of the Company, and is planning to drop the proceeding against the Company.

Note 4 - Effects of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. SFAS 141 supersedes APB 16,Business Combinations, and SFAS 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 supersedes APB 17, Intangible Assets, and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company adopted SFAS 142 for its first fiscal quarter of 2002.

In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have a material effect on the Company's consolidated financial statements.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on the Company's consolidated financial statements.

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


Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation that is a Business Development Company and continues to monitor its investments in its investment Portfolio and wholly owned subsidiary. The company has its executive offices in Ridgefield, CT and one satellite office in New York. The company plans to withdraw it certificate to do business as a Business Development company.

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

In January 2002 the Company's subsidiary defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts of back rent that were outstanding under the lease Agreement through March 2002. The balance of $1,950,000 is still due based on the provisions of the lease which represents the life of the term of the lease.

Results of operations

Revenue

Realized loss on sales of investments was ($237,539)during the six months ended June 30, 2002 as compared to a gain $806,114 for the six months ended June 30, 2001. Change in unrealized loss on investments was $404,925 during the six months ended June 30, 2002 as compared to $-0- for the six months ended June 30, 2001. Rental and other income was $81,908 during the six months ended June 30, 2002 as compared to $230,982 for the six months ended June 30, 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2002 were $3,256,243 as compared to $1,139,014 for the six months ended June 30, 2001.

The remaining lease payments of the existing lease in the amount of $1,950,000 was accrued during the six months ended June 30, 2002.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $101,818 for the six months ended June 30, 2002 and $120,998 for the six months ended June 30, 2001. The decrease in depreciation and amortization is due to no capital expenditures made during the second quarter of fiscal 2002.

Income taxes

No provision for federal and state income taxes has been recorded in the second quarter of 2002 and 2001. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and capital resources

Cash and cash equivalents were $99,394 and $115,169 at June 30, 2002 and December 31, 2001, respectively.

The Company had a working capital deficiency of $2,257,751 at June 30, 2002. Net cash used in operating activities was $(121,438) for the six months ended June 30, 2002. Cash used in operating activities was primarily attributable to net loss of $(3,006,949) off set by a decrease in accounts payable and accrued expenses of $1,842,742 and non-cash items such as depreciation and amortization of $101,818.

Net cash provided by investing activities of $65,663 for the six months ended June 30, 2002, decreased $(325,030) from $390,693 for the six months ended June 30, 2001. Investing activities for the six months ended June 30, 2002 was primarily attributable to the sale of property and equipment for $18,000 and investments of $50,000, offset by the purchase of property and equipment for $(2,337).

Net cash provided by financing activities for the six months ended June 30 2002 consisted primarily of proceeds from convertible notes payable of $40,000.

We currently have no assured sources for additional financing, and our success may depend on our ability to obtain further financing.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on form 10-KSB for the year ended December 31, 2001. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Not applicable

Item 2.           Change in Securities

                  Not applicable

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  Exhibit 99.1 - Certification of Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Technest Holdings, Inc.
                                       ------------------------
                                       (Registrant)


Date : August 19, 2002             /s/ Michael Sheppard
                                       ------------------
                                       Michael Sheppard, President