Form 10QSB
period 2002-09-30
TECHNEST HOLDINGS INC
filed 2002-12-30
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of December 30, 2002 is 41,170,692 shares, all in one class of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item 1.   Financial Statements (Unaudited)

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (Unaudited)


                                     ASSETS

Current assets:
  Cash                                                    $                  34
  Other receivables                                                       4,002
  Prepaid expenses                                                       27,125
                                                            --------------------
   Total current assets                                                  31,161

Property and equipment                                                    2,142

Investments                                                              41,720
                                                            --------------------
                                                          $              75,023
                                                            ====================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $           2,325,519
                                                            --------------------
   Total current liabilities                                          2,325,519
                                                            --------------------

Stockholders' Deficit:
  Common stock, $.001 par value,
    authorized 495,000,000 shares, issued and
    outstanding 41,170,692 shares                                        41,171
  Subscription receivable                                                (7,035)
  Additional paid in capital                                         14,999,286
  Accumulated deficit                                               (17,283,918)
                                                            --------------------
   Total stockholders' deficit                                       (2,250,496)
                                                            --------------------
                                                          $              75,023
                                                            ====================


                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited


                                                     Three Months September 30,              Nine Months September 30,
                                                 ------------------------------------   ------------------------------------
                                                       2002               2001                2002               2001
                                                 -----------------   ----------------   -----------------  -----------------

Revenues:
       Realized gain (loss) on sales
        of investments                           $       (433,250)    $    1,165,751  $         (670,789) $       2,202,847
       Change in unrealized loss on investments          (178,590)                 -             226,335                  -
       Rental and other income                                  -                  -              81,908                  -
                                                 -----------------   ----------------   -----------------  -----------------

Total revenues                                           (611,840)         1,165,751            (362,546)         2,202,847

General and administrative expenses                        86,802            721,689           3,343,045          1,860,703
                                                 -----------------   ----------------   -----------------  -----------------

Income (loss) from operations                            (698,642)           444,062          (3,705,591)           342,144
                                                 -----------------   ----------------   -----------------  -----------------

Other (income) expenses:
       Interest income                                          -             (6,982)             (1,302)           (40,125)
       Interest expense                                         -             58,502                 615             82,035
                                                 -----------------   ----------------   -----------------  -----------------
Total other (income) expenses                                   -             51,520                (687)            41,910
                                                 -----------------   ----------------   -----------------  -----------------

Net income (loss) before extraordinary gain              (698,642)           392,542          (3,704,904)           300,234

Extraordinary gain - Forgiveness of debt                        -                  -                   -            100,000
                                                 -----------------   ----------------   -----------------  -----------------

Net income (loss)                             $          (698,642)    $      392,542  $       (3,704,904) $         400,234
                                                 =================   ================   =================  =================


BASIC NET INCOME (LOSS) PER
   COMMON SHARE                               $             (0.02)$             0.01               (0.10)              0.01
                                                 =================   ================   =================  =================

NUMBER OF SHARES USED IN CALCULATING
 BASIC NET INCOME (LOSS) PER SHARE                     39,940,825         35,883,240          38,035,089         35,883,240
                                                 =================   ================   =================  =================

DILUTED NET INCOME (LOSS) PER
   COMMON SHARE                               $             (0.02)$             0.01 $             (0.10)$             0.01
                                                 =================   ================   =================  =================

NUMBER OF SHARES USED IN CALCULATING
 DILUTED NET INCOME (LOSS) PER SHARE                   39,940,825         36,016,234          38,035,089         35,927,571
                                                 =================   ================   =================  =================


                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Nine Months Ended September 30,
                                                                     ----------------------------------------
                                                                            2002                 2001
                                                                     -------------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                                  $       (3,704,904)  $          400,234
                                                                     -------------------  -------------------

  Adjustments to reconcile net income
   (loss) to net cash used in operating
    activities:
      Depreciation and amortization                                             102,013              201,794
      Write-off of note receivable                                                    -              299,256
      Unrealized gain on securities                                            (226,235)                   -
      Loss on sale of property and equipment                                    402,448                    -
      Loss on abandonment of leasehold                                          155,324                    -
      Issuance of stock for payment of note payable                             (44,089)
      Realized loss on sale of securities                                       784,250                    -

  Changes in assets and liabilities:
      Certificate of deposit                                                    466,192                    -
      Accounts receivable                                                         1,566                3,887
      Prepaid expenses                                                           34,555               52,835
      Other receivables                                                         121,604                5,263
      Other assets                                                                    -                    -
      Accounts payable and accrued expenses                                   1,819,978             (469,299)
      Due to broker                                                            (187,500)                   -
      Deferred revenue                                                                -              (56,425)
      Other liabilities                                                               -              (37,381)
                                                                     -------------------  -------------------

                                                                              3,430,106                  (70)
                                                                     -------------------  -------------------

NET CASH USED IN OPERATING ACTIVITIES                                          (274,798)             400,164
                                                                     -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITES:
    Proceeds from sale of property and equipment                                 18,000                    -
    Purchase of property and equipment                                           (2,337)             (21,461)
    Sale of investments                                                         104,000              172,000
    Cash acquired upon acquisition                                                    -               28,224
    Notes receivable advances                                                         -             (199,256)
                                                                     -------------------  -------------------

NET CASH USED IN INVESTING ACTIVITIES                                           119,663              (20,493)
                                                                     -------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                                                          -             (490,000)
    Proceeds from notes payable                                                  40,000               20,000
                                                                     -------------------  -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        40,000             (470,000)
                                                                     -------------------  -------------------

NET INCREASE (DECREASE) IN CASH                                                (115,135)             (90,329)

CASH - BEGINNING OF PERIOD                                                      115,169              716,457
                                                                     -------------------  -------------------

CASH - END OF PERIOD                                                 $               34    $         626,128
                                                                     ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Reduction in cost of investment due
      to cancellation of note payable                                $          634,584  $                 -
                                                                     ===================  ===================
     Reduction in cost of investment
      due to cancellation of accrued interest                        $           88,715  $                 -
                                                                     ===================  ===================



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

Note 2 - Going Concern

The Company had a working capital deficiency at September 30, 2002 of approximately $2,294,000, and recorded net losses for the first nine months of 2002 of approximately $3,700,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Stockholders' Equity

On August 22, 2002, the Company issued 4,088,475 shares of common stock to satisfy a promissory note.

Note 4 - Subsequent Events

On November 15, 2002 the Company, Michael Sheppard and Maura Max responded to H & H Acquisitions' Summary Judgment papers.

Note 5 - Effects of Recently Issued Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

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

Results of operations

Revenue

Realized loss on sales of investments was ($670,789)during the nine months ended September 30, 2002 as compared to a gain of $2,202,847 for the nine months ended September 30, 2001. Change in unrealized loss on investments was $226,335 during the nine months ended September 30, 2002 as compared to $-0- for the nine months ended September 30, 2001. Rental and other income was $81,908 during the nine months ended September 30, 2002 as compared to $-0- for the nine months ended September 30, 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2002 were $3,343,045 as compared to $1,830,703 for the nine months ended September 30, 2001.

The remaining lease payments of the existing lease in the amount of $1,950,000 was accrued during the nine months ended September 30, 2002.

Depreciation and amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $102,013 for the nine months ended September 30, 2002 and $201,794 for the nine months ended September 30, 2001. The decrease in depreciation and amortization is due to no capital expenditures made during the second quarter of fiscal 2002.

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

Liquidity and capital resources

Cash and cash equivalents were $34 and $115,169 at June 30, 2002 and December 31, 2001, respectively.

The Company had a working capital deficiency of $2,294,358 at September 30, 2002. Net cash used in operating activities was $(274,798) for the nine months ended September 30, 2002. Cash used in operating activities was primarily attributable to net loss of $(3,704,904) off set by a decrease in accounts payable and accrued expenses of $1,819,978 and non-cash items such as depreciation and amortization of $102,013.

Net cash provided by investing activities of $119,663 for the nine months ended September 30, 2002 was derived primarily from the sale of investments of $104,000 and property and equipment of $18,000, offset by the purchase of property and equipment for $(2,337).

Net cash provided by financing activities for the nine months ended September 30 2002 consisted primarily of proceeds from convertible notes payable of $40,000.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This standard rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30") criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 effective January 1, 2003 and does not expect that it will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs, as defined in EITF 94-3, was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Management, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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


                                       Technest Holdings, Inc.
                                       ------------------------
                                       (Registrant)


Date : December 30, 2002             /s/ Mark Allen
                                       ------------------
                                         Mark Allen, Director

                                 CERTIFICATION

            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Mark Allen., certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Technest
           Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

              a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

              a all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

                                   /s/ Mark Allen
                                       ------------------
                                       Mark Allen, Director