Form 10KSB
period 2002-12-31
TECHNEST HOLDINGS INC
filed 2003-05-15
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For The Fiscal Year Ended December 31, 2002

                                       Or

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

          For the transition period from __________ to ______________

                        Commission File Number 000-27023

                             TECHNEST HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

             Nevada
  (State or other jurisdiction of                    88-0357272
    Incorporation or Organization)        (I.R.S. Employer Identification No.)


        90 Grove Street
           Suite 205
        Ridgefield, CT                                 06877
 (Address of Principal Executive Offices)            (Zip Code)

                                               203-431-1611
                 Issuer's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock par value $.001
                          -----------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] 1Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] - Disclosure contained herein.


State Registrant's revenues for its most recent fiscal year. $ (545,631) as of December 31, 2002.


1        Except that this Form 10-KSB has not been timely filed.

The number of shares outstanding of each of the issuer's classes of Common Stock, as of March 31, 2003 is 41,170,692 shares, all of one class of common stock, $.001 par value. Of this number, a total of 5,909,659 shares having an aggregate market value of $118,193, based on the closing price of the Registrant's common stock of $0.02 per share on March 31, 2003 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB"), were held by *non-affiliates of the Issuer.

The issuer had 41,170,692 shares of common stock outstanding as of March 31, 2003.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: None

Transitional Small Business Disclosure Format
[  ] Yes [ X ] No

                                TABLE OF CONTENTS

PART I   .....................................................................1

Item 1.  Description of Business..............................................1

Item 2.  Description of Property..............................................1

Item 3.  Legal Proceedings....................................................2

Item 4.  Submission of Matters to a Vote of Security Holders..................3

PART II  .....................................................................3

Item 5.  Market for Common Equity and Related Stockholder Matters.............4

Item 6.  Management's Discussion and Analysis or Plan of Operation..........5-7

Item 7.  Financial Statements.................................................7

Item 8.  Changes In and Disagreements With Accountants
          and Financial Disclosure............................................8

PART III .....................................................................8

Item 9.  Directors and Executive Officers of the Registrant.................8-9

Item 10. Executive Compensation..............................................10

Item 11. Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters.....................12

Item 12. Certain Relationships and Related Transactions......................14

Item 13. Exhibits, Lists and Reports on Form 8-K.............................14

Item 14. Controls and Procedures.............................................14

Item 15. Principal Accountant Fees and Services..............................14

Signatures...................................................................15

CERTIFICATION..............................................................16-17

                                     PART I

Item 1.           Description of Business

Overview

Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada corporation. The Company has sold off most of its assets to fund its limited operations including payment of professional fees so as to continue to comply with Exchange Act of '34 Reporting Requirements and on going operations. The Company has also written down all investments and is in the process of closing all operations until it finds an operating company to acquire or merge with . It continues to monitor the investments that are in its investment Portfolio. The Company's objective is to maintain good standing as they explore a corporate and entity growth through merger and/or acquisition. Whether the Company is able to sell the remaining assets or not it believes to have exhausted all current sources of capital and also believes that it is highly unlikely that it will be able to secure additional capital that would be required to undertake additional steps to continue operations as heretofore existed.

Company History

Technest Holdings was incorporated in 1993 as Alexis and Co. in the State of Nevada. The Company changed it's name to Wee Wees Inc. and subsequently, on December 17, 1996 to Financial Intranet, Inc. after the purchase of a controlling interest by Barry Stein, the founder of Financial Intranet, Inc. Prior to that date, Financial Intranet had not conducted any business. In June 2001 the name was changed to Technest Holdings, Inc. along with its trading symbol to THNS (OTCBB). Reference is made to prior 10-KSBs for historical information with respect to the Company as well as to such Forms 10-QSBs and 8-Ks as has been filed with the SEC utilizing the Edgar system.

In the first quarter of 2000, we purchased a web site and e-mail magazine, both based in the People's Republic of China. In December 2001 these operations were discontinued. In May of 2002 we discontinued our satellite business in Atlanta, GA and closed and vacated these offices. We now monitor our investments from our offices in CT.

Employees

As of December 31, 2002 Technest Holdings had no full time employees. There are currently no executive officers in the Company.

Item 2. Description of Property

On May 01, 2002, Technest Holdings principal executive offices were relocated to 90 Grove Street Suite 205, Ridgefield, CT 06877, in a three-story executive office building. The lease term is 12 (twelve) months from August 2001 and thereafter on a month to month. The square footage is approximately 150 square feet. Prior to the relocation, our executive offices were at 3350 Peachtree Road, Atlanta, GA 30326. The rent on a month-to-month basis is approximately $500 per month.

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

Technest Holdings, Inc., Mr. Sheppard and Ms. Marx believe that the claims against Technest Holdings, Inc., Mr. Sheppard and Ms. Marx are without merit and are defending the action. Technest Holdings, Inc., Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. Discovery is in its early stages. We cannot make any assurances about the litigation's outcome. If the plaintiff prevails against us, we could be adversely affected.

On November 22, 2002, a Default Judgment in the sum of $23,835 plus interest and related costs was entered against the Registrant in the County Court, Dallas County, Texas in the matter entitled Bowne of Dallas, plaintiff v. Financial Intranet a.k.a. Technest Holdings, Inc. defendents (Case No. CC-02-03932-A).

In January 2003 the Company was served with a Summary Judgment Motion and the Company answered the motion. As of May 8, 2003 the court has not yet rendered a decision.

Item 4.           Submission of Matters to a Vote of Security Holders

The Company sent out an Information Statement 14c to its Shareholders in February 2003 and informed the SEC by filing a N54C that it was withdrawing as a Business Development Company. The Schedule 14(c) information was filed with the SEC on January 17, 2003 and included therein, the aforesaid withdrawal of the Company's election to be treated as a Business Development company under the Investment Company Act of 1940.

Reference is made to such 14(c) Definitive Information Statement for further information with respect to the above and related matters included therein.

All nominees to the Company's Board of Directors were elected.

Subsequent Events

     1. On March 25, 2003 the Company sold all the outstanding shares held by it
in  Technest,   Inc   (subsidiary)   to  Aberdeen   Avenue  LLC  for  a  nominal
consideration.

     2. On March 31, 2003 Jose A. Auffant resigned as Secretary/Treasurer of the Company.

     3. On April 1, 2003, the Company entered into an Exchange Agreement with six separate entities who collectively owned 16,261,822 shares of registrants common stock and who agreed to exchange same for 522,000 shares of common stock of Corpfin.com, Inc. owned by registrant. The 16,261,822 shares are to be retired by registrant upon receipt.

     3. See Item 3, Litigation, with respect to recent developments regarding outstanding litigation. PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

Until March 30, 2001 our common stock was traded on the OTCBB under the symbol FNTN. On April 2, 2001 our trading symbol was changed to FNIT and in July 2001 it was changed to THNS. Prior to our initial public offering on December 16, 1996, there was no public trading market for such shares. The following table sets forth the high and low closing bid quotations for the Company's common stock:

Calendar Year                                        High                  Low
-------------                                        ----                  ---
2002
First Quarter                                       $0.05                $0.02
Second Quarter                                      $0.04                $0.01
Third Quarter                                       $0.02               $0.001
Fourth Quarter                                      $0.02                $0.00

2001
First Quarter                                      $2.275                $0.70
Second Quarter                                      $0.50                $0.20
Third Quarter                                       $0.40                $0.10
Fourth Quarter                                      $0.30                $0.05

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

As of March 31, 2003 there were approximately 95 record holders of our Company's common stock and approximately 3,000 beneficial Stockholders.

Listing of the Company's Common Stock on the OTCBB is current under the symbol THNSE due to the Registrant's failure to timely comply with '34 Exchange Act Reporting Requirements and in particular its failure to timely file this Form 10-KSB.

Dividends

The Company has not paid and does not anticipate paying any dividends on its common stock in the foreseeable future. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Forward Looking Statements

THE FOLLOWING MANAGEMENT DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS FORM 10-KSB. THIS REPORT OF FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "EXPECTS" "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," CONTINUE," `PLANS," AND OTHER SIMILAR PHRASES OR THEIR NEGATIVES OR COGNATES WITHIN THE MEAN OF SECTION 27A OF THE SECURITIES AND EXCHANGE ACT OF 1933 AS AMENDED, AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSSED IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-KSB. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DISCUSSION. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO. THE COMPANY IS UNDER NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH ARE AS OF THE DATE HEREOF. READERS ARE CAUTIONED TO NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DISCUSSION.

The following discussion and analysis of the results of operations and financial condition of Technest Holdings, Inc. for the years in the two-year period ended December 31, 2002 and 2001, should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

Overview

Registrant is a Nevada corporation that oversees the company's activities from its office in Ridgefield, Connecticut. The Company discontinued its working operations in the United States in May 2002 and is actively pursuing options for sale, merger or acquisition.

In April 2001, the Company acquired Technest.com, Inc. ("Technest") a privately held business development company based in Atlanta, GA. Technest had a corporate strategy of identifying and accelerating the growth and maturity of talented technology companies with innovative ideas. This business model fit into the restructuring of Technest Holdings, Inc. formerly ("Financial Intranet, Inc.") as an emerging development and growth Company. The acquisition was for 100% of Technest for 90% of Financial Intranet common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies was recorded as a recapitalization of Technest, pursuant to which Technest is treated as the continuing entity. Technest,Inc. the operating company ceased business in May 2002 and was sold in March 2003. The parent company also sold off most of its equity investments to raise cash for the operations of the company. The Company is actively looking for a merger partner. It has been our intention to wind down our operations as much as we can until we can find an active partner to merge.

Results of operations:

Year ended December 31, 2002 compared with December 31, 2001.

Revenue

Realized gain (loss) on investments decreased $1,587,238 from a gain of $1,479,787 for the year ended 2001 to a loss of $(107,451) for the year ended 2002 due to results in our trading of short-term positions. The change in unrealized loss on investments was for the year ended 2002 was $(492,164) as opposed to ($3,055,089) for the year ended 2001, which resulted from a further write-down of our long-term investment portfolio. Rental and other income decreased $217,171 to $53,984 in 2002 from $271,155 in 2001. This decrease is attributable to the closing down of our business and facility in our Atlanta office.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2002 were $2,793,096 as compared to $2,280,866 for the year ended December 31, 2001 .

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $101,818 for the year ended December 31, 2002 and $270,615 for the year ended December 31, 2001. The decrease in depreciation and amortization is due to the selling off of significant assets in 2002. We are announcing our intentions of winding down our operations.

Extinguishment of debt

The gain of $100,000 on extinguishment of debt represents settlement of accounts payable in the year ended 2001.

Income taxes

No provision for federal and state income taxes has been recorded in 2001 and 2002. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and Capital Resources

Our sources of capital have been extremely limited. Cash and cash equivalents were $6,875 and $115,169 at December 31, 2002 and December 31, 2001,
respectively.

The Company had a working capital deficiency of $2,373,421 at December 31, 2002. Net cash used in operating activities was $868,607 for the year ended December 31, 2002. Cash used in operating activities was primarily attributable to net loss of $3,907,829 offset by unrealized loss in securities of $492,164 and accounts payable and accrued expenses of $1,874,786 offset by non-cash items such as depreciation and amortization of $101,818 and loss on disposition of fixed assets of $529,102.

Net cash provided by investing activities was $720,313 for the year ended December 31, 2002 as opposed to $502,336 cash provided by investing activities for the year ended December 31, 2001. Investing activities for year ended December 31, 2002 was primarily attributable to the sale of investments for $207,451 and certificate of deposit of $466,192. For the year ended December 31, 2001 investing activities consisted of proceeds from sales of investments of $444,000, certificate of deposit of $74,473, cash acquired of $28,224 offset by purchase of property and equipment of $(44,361).

Net cash provided by financing activities for the year ended December 31, 2002 of $40,000 consisted of proceeds from a note payable. For the year ended December 31, 2001 financing activities consisted of payments of notes payable of $(300,000), issuance of note receivable -related party of $(199,256) and proceeds from notes payable of $20,000.

Technest Holdings, Inc has satisfied its cash requirements primarily through its short-term investments, loans and private placements of common stock, warrants and debentures convertible into shares of common stock, as well as the issuance of common stock in lieu of payment for services.

Item 7.           Financial Statements.

Attached as pages F-1 through F-17.


                             TECHNEST HOLDINGS, INC.
                              FINANCIAL STATEMENTS

                                      INDEX
                                                                   Page Number

INDEPENDENT AUDITORS' REPORT                                          F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                                  F - 3

       Statements of Operations                                       F - 4

       Statements of Stockholders' Equity (Deficit)                   F - 5

       Statements of Cash Flows                                       F - 6

       Notes to Financial Statements                            F - 7 to F - 17

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Technest Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has negative working capital of $2,373,421 and an accumulated deficit of $17,486,843 at December 31, 2002, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Sherb & Co., LLP
                                               Sherb & Co.,  LLP
                                               Certified Public Accountants

New York, New York
April --, 2003

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
Current assets:
  Cash                                                    $               6,875
                                                            --------------------
                                                          $               6,875
                                                            ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                   $           2,380,296
                                                            --------------------
       Total current liabilities                                      2,380,296
                                                            --------------------

Stockholders' deficit:
  Preferred stock, $.001 par value,
    authorized 5,000,000 shares, issued and
    outstanding -0- shares                                                 -
  Common stock, $.001 par value,
    authorized 495,000,000 shares, issued and
    outstanding 41,170,692 shares                                        41,170
  Subscription receivable                                                (7,035)
  Additional paid in capital                                          15,079,287
  Accumulated deficit                                               (17,486,843)
                                                            --------------------
       Total stockholders' deficit                                   (2,373,421)
                                                            --------------------

                                                          $               6,875
                                                            ====================


                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                                 2002                        2001
                                                                       -------------------------    ------------------------

Revenues:
       Realized gain (loss) on sales of investments                   $                (107,451)    $             1,479,787
       Change in unrealized loss on investments                                        (492,164)                 (3,055,089)
       Rental and other income                                                           53,984                     271,155
                                                                       -------------------------    ------------------------

Total revenues                                                                         (545,631)                 (1,304,147)

General and administrative expenses                                                   2,793,096                   2,280,866
                                                                       -------------------------    ------------------------

Loss from operations                                                                 (3,338,727)                 (3,585,013)
                                                                       -------------------------    ------------------------

Other (income) expenses:
       Other expenses                                                                         -                     208,333
       Loss on disposition of property and equipment                                    529,102                           -
       Interest income                                                                        -                     (47,482)
       Gain on extinguishment of debt                                                         -                    (100,000)
       Interest expense                                                                  40,000                     125,597
                                                                       -------------------------    ------------------------
Total other (income) expenses                                                           569,102                     186,448
                                                                       -------------------------    ------------------------

Net loss                                                            $                (3,907,829)    $            (3,771,461)
                                                                       =========================    ========================


BASIC AND DILUTED NET LOSS PER
   COMMON SHARE                                                     $                     (0.10) $                    (0.08)
                                                                       =========================    ========================

NUMBER OF SHARES USED IN CALCULATING
 BASIC  AND DILUTED NET LOSS PER SHARE                                               38,785,727                  48,469,611
                                                                       =========================    ========================



                 See notes to consolidated financial statements
                                       F-4

         TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                  Common Stock
                                 ---------------------------    Additional       Accumulated   Subscription
                                   Shares         Amount       Paid In Capital    Deficit      Receivable        Total
                                 ------------   ------------   --------------   ------------   ------------   -------------

Balance, January 1, 2001          85,163,416     $   85,163     $ 13,653,701    (13,489,451)    $        -     $   249,413

1:35 Reverse stock split         (82,730,120)       (82,730)          82,730              -              -               -

Beneficial conversion of note              -              -           25,000              -              -          25,000

Issuance of stock pursuant to
  reverse acquisition             33,450,000         33,450        1,079,708      3,681,898         (7,035)      4,788,021

Issuance of stock in lieu of
  consulting fees                    800,000            800           55,200              -              -          56,000

Issuance of stock upon
  conversion of note                 398,981            399           99,346              -              -          99,745

Issuance of stock warrants                 -              -            7,690              -              -           7,690

Net loss                                   -              -                -     (3,771,461)             -      (3,771,461)
                                 ------------   ------------   --------------   ------------   ------------   -------------

Balance, December 31, 2001        37,082,277         37,082       15,003,375    (13,579,014)        (7,035)      1,454,408

Beneficial conversion feature              -              -           40,000              -              -          40,000

Issuance of stock upon
  conversion of note               4,088,415          4,088           35,912              -              -          40,000

Net loss                                   -              -                -     (3,907,829)             -      (3,907,829)
                                 ------------   ------------   --------------   ------------   ------------   -------------

Balance, December 31, 2002        41,170,692     $   41,170     $ 15,079,287    (17,486,843)    $   (7,035)    $(2,373,421)
                                 ============   ============   ==============   ============   ============   =============





                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Years Ended December 31,
                                                        ---------------------------------
                                                             2002              2001
                                                        ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from operations                              $    (3,907,829)  $   (3,771,461)
                                                        ----------------  ---------------

  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                             101,818          203,948
      Amortization of capitalized costs                               -           66,667
      Loss on disposition of fixed assets                       529,102            8,142
      Write off of capitalized software                               -          208,333
      Write-off of note receivable                                    -          299,256
      Stock issued for interest                                       -            4,745
      Stock and warrants issued for services                          -           63,690
      Services rendered for payment of note                           -          (55,416)
      Unrealized loss on securities                             492,164        3,055,089
      Beneficial conversion feature                              40,000                -
      Other                                                           -          (10,000)

  Changes in assets and liabilities:
      Accounts receivable                                         1,566           26,283
      Prepaid expenses                                          125,606           16,155
      Other receivables                                          61,680         (125,606)
      Deposits                                                        -            5,263
      Accounts payable and accrued expenses                   1,874,786         (172,485)
      Due to broker                                            (187,500)         187,500
      Deferred revenue                                                -          (56,425)
      Other liabilities                                               -          (37,381)
                                                        ----------------  ---------------

                                                              3,039,222        3,687,758
                                                        ----------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                          (868,607)         (83,703)
                                                        ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase of property and equipment                                -          (44,361)
    Proceeds from sale of property and equipment                 46,670                -
    Certificate of deposit                                      466,192           74,473
    Sale of investments                                         207,451          444,000
    Cash acquired on acquisition                                      -           28,224
                                                        ----------------  ---------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                       720,313          502,336
                                                        ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of note receivable - related party                       -         (199,256)
    Proceeds from notes payable                                  40,000           20,000
    Payments of notes payable                                         -         (300,000)
                                                        ----------------  ---------------

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                           40,000         (479,256)
                                                        ----------------  ---------------

NET DECREASE IN CASH                                           (108,294)         (60,623)

CASH - BEGINNING OF YEAR                                        115,169          175,792
                                                        ----------------  ---------------

CASH - END OF YEAR                                      $         6,875    $     115,169
                                                        ================  ===============


CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Conversion of notes payable and
      accrued interest to common stock                  $        40,000    $      99,745
                                                        ================  ===============
     Reduction in cost of investment due
      to cancellation of note payable
      and accrued interest                              $      723,299     $          -
                                                        ================  ===============
     Assets and liabilities acquired from
      Financial Intranet, Inc.:
     Accounts receivable                                $             -    $      27,849
                                                        ================  ===============
     Prepaid assets                                     $             -    $      77,835
                                                        ================  ===============
     Property and equipment                             $             -    $      12,753
                                                        ================  ===============
     Capitalized software development costs             $             -    $     275,000
                                                        ================  ===============
     Other assets                                       $             -    $      28,084
                                                        ================  ===============
     Accounts payable and accrued expenses              $             -    $     369,808
                                                        ================  ===============
     Note payable                                       $             -    $      85,000
                                                        ================  ===============



                 See notes to consolidated financial statements
                                      F-6a

                     TECHNEST HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

1.       ORGANIZATION

          Technest Holdings Inc. (the "Company") changed its name from Financial Intranet Inc., in June 2001. The Company, formerly Wees Wees , Inc. (which was formerly Alexis & Co.), was incorporated in Nevada on December 16, 1993. The Company is a business development company and all of its business is conducted through its wholly owned subsidiaries.

          On April 5, 2001, the Company acquired all of the outstanding common stock of Technest Inc. (formerly "Technest.com, Inc."), a corporation incorporated in Delaware on January 10, 2000, pursuant to an Agreement and Plan of reorganization dated March 21, 2001. Technest Inc. is a technology company that invests in development stage companies with promising technology designed for commercial applications. Technest Inc. furnishes such companies with seed capital and provides them access to professional business services.

          Technest Holdings Inc., Technest.com, Inc. and the shareholders of the companies under the terms of the Agreement, the stockholders of Technest.com Inc. received a total of 33,450,000 shares of Technest Holdings Inc. common stock, which was equivalent to 90% of the total number of common stock outstanding, in exchange for all of the outstanding shares, or 100%, of Technest.com Inc. common stock.

          This acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies is recorded as a recapitalization of Technest.com Inc, pursuant to which Technest.com Inc. is treated as the continuing entity.

2.       GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2002, the Company had negative working capital in the amount of $2,373,421 and an accumulated deficit of $17,486,843. The continued existence of the Company is dependent upon the Company's ability to generate positive revenue from the trading of securities or to seek additional financing.

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

     Principles of Consolidation
     The financial statements include the accounts of Technest Holdings Inc. (the Company) and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Cash and cash equivalents
     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.

     Security Valuation
     Investments are carried at fair value, which for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not marketable are carried at fair value as determined in good faith by management, in the exercise of its judgement, after taking into consideration various indications of value available to them. These values may differ significantly from the values that ultimately will be realized. As of December 31, 2002, the value of all the Company's securities was $-0-.

     Property and equipment
     Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed under the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $101,818 and $270,615, respectively. At December 31, 2002, the Company has disposed of all property and equipment.

     Fair value of financial instruments
     The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

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

     Loss per share
     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted average shares for 2002 and 2001 because their inclusion would be anti-dilutive.

     Revenue recognition
     Rental income is recognized when the services have been performed. Realized gain on security sales is the difference between the cost basis and sales price of the securities sold. Unrealized loss on securities represent the change in the difference between the fair value (carrying value) of the securities at the statement date and the cost basis.

     Stock based compensation
     Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

     Recently issued accountant pronouncements
     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No.
     146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

     In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

4.   COMMITMENTS

     Operating leases
     Technest leased office space under a five year operating lease which commenced on April 17, 2000, and was amended for additional space on September 17, 2000. The lease was to expire in April 2005, unless sooner terminated as provided for in the lease. In February 2002, the Company defaulted on its lease provisions and a certificate of deposit of $466,192 was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002. In August 2002 the landlord obtained a judgment against the Company for $1,968,081 for amounts due under the lease agreement. Such amount has been accrued and included in accrued expenses at December 31, 2002.

     In addition, the Company leases office space in Ridgefield, CT on a month to month basis.

     Rent expense for the years ended December 31, 2002 and 2001, was $2,016,730 (including the judgment for $1,968,081) and $673,731, respectively.

5.   STOCKHOLDERS' DEFICIT

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

     On August 15, 2002, the Company issued 4,088,415 shares of common stock to satisfy promissory notes of $40,000. The value attributable to the beneficial conversion feature of the promissory notes of $40,000 was charged to interest expense in 2002.


6.       COMMON STOCK WARRANTS AND OPTIONS

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

         No options have been granted pursuant to the Plan in the current year.

         The Company applies APB 25 in accounting for its stock option plans. Accordingly, stock compensation cost has been recorded based on the intrinsic value of the options only. Had compensation cost for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2001 would have been impacted as indicated in the following table:

                                                              2001
                                                      ----------------------
         Net loss as reported                     $        (3,771,461)
         Pro forma net loss                       $        (4,575,502)
         Net loss per share as reported           $          (0.08)
         Pro forma net loss per share             $          (0.09)


         The above pro forma amount for purposes of SFAS 123 reflect the portion of the estimated fair value of awards earned in 2001. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the vesting period of the stock options granted. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effect on pro forma disclosures of future years.

         The Company utilizes the Black-Scholes option-pricing model to calculate the fair value of each individual issuance of options and warrants. The Company issued 50,000 warrants during the year ended December 31, 2001 and recognized consulting expense of $7,690. Such value was determined using the Black-Scholes method pricing model with the weighted average assumptions listed below. The per-share weighted average fair value of stock options granted during 2001 was $1.54, on the date of grant using Black-Scholes pricing model and the following assumptions:


              Expected life of option (in years)                         2

              Risk-free interest rate                                  5.68%
              Expected volatility                                     200.0%
              Expected dividend yield                                   0%

         Summary information with respect to stock warrants granted is as follows:

                                                                              Weighted Average
                                                     Number of Shares          Exercise Price
                                                     -----------------     -----------------------
Balance, January 1, 2001                                      262,583              $19.43
     Granted                                                   50,000              $0.10
                                                     -----------------
Balance, December 31, 2001                                    312,583              $16.36
     Granted                                                     -                    -
                                                     -----------------
Balance, December 31, 2002                                    312,583              $16.36
                                                     =================

         Summary information with respect to stock options granted is as follows:

                                                                           Weighted Average
                                                     Number of Shares       Exercise Price
                                                     -----------------    --------------------
Balance, January 1, 2001                                      427,204                   $2.57
     Granted                                                  519,920                   $0.35
                                                     -----------------
Balance, December 31, 2001                                    947,124                   $1.35
     Granted
                                                                 -
                                                     -----------------
Balance, December 31, 2002                                    947,124                   $1.35
                                                     =================

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2002:


                                                   Options and warrants outstanding and exercisable
                                          -------------------------------------------------------------------
                                                              Weighted average          Weighted average
                       Exercise price          Number          remaining life            exercise price
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
                                          ------------------
                                                  1,259,707
                                          ==================

8.       INCOME TAXES

         At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $8,214,000, which begin to expire in 2022. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.


         A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                               2002              2001
                                         ----------------  ------------------

         Tax benefit at statutory rate  $   (1,330,000)   $   (1,282,000)
         Permanent differences               1,330,000         1,282,000
                                         ----------------  ------------------
                                        $         -       $         -
                                         ================  ==================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

         Net operating loss                          $    2,793,000
         Unrealized losses                                1,163,000
         Accrued rent                                       498,000
                                                      ---------------
         Total deferred tax assets                        4,454,000
         Valuation allowance                             (4,454,000)
                                                      ---------------
         Net deferred tax assets                     $         -
                                                      ===============

         For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize.

9.       CONTINGENCY

         On July 23, 1998, H & H Acquisition Corp., individually and on behalf of the Company, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is defending the action. The litigation is in the early stages of discovery and no assurances can be made about the ultimate outcome. However, the Company could be adversely affected if the plaintiff prevails.

         On November 22, 2002, a Default Judgment in the sum of $23,835 plus interest and related costs was entered against the Company. This amount is included in accounts payable as of December 31, 2002.


10.      FOURTH QUARTER ADJUSTMENTS

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

11.      SUBSEQUENT EVENTS

         On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for a nominal consideration.

         On April 1, 2003, the Company entered into an Exchange Agreement with six separate entities who collectively owned 16,261,822 shares of the Company's common stock and who agreed to exchange same for 522,000 shares of common stock of Corpfin.com, Inc. owned by the Company. The 16,261,822 shares are to be retired by the Company upon receipt.

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure

None. While there were no disagreements with accountants, the Registrant filed an 8-K on September 23, 2002 with date of report of May 11, 2002 wherein it indicated change of accounting firm from Feldman Sherb & Co., P.C. ("Feldman") to Sherb & Co., LLP due to the fact that Feldman was merged into Grassi and Co., CPAs, P.C. ("Grassi") and the principal accountants responsible for the Registrant's audit during the years ended December 31, 2001 and 2000 left and started their own firm, Sherb & Co., LLP. ("Sherb")

As a result on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as Independent Public Accountants for year ended 2002.

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant

Set forth below are the names, ages, brief summary of their business experience and positions of the directors and executive officers of the Company. Each of the directors named below was elected by consent of the Stockholders for a term of one year or until his successor is elected.


Names                  Office Held Since        Age    Positions Held and Tenure
-----                  -----------------        ---    -------------------------

Mark Allen                   2002               39     Director
Ronald E. Wright             2002               46     Director
*Jose Auffant                2001               34     Secretary/Treasurer
**Michael Sheppard           1997               53     President,
                                                       Chief Executive Officer
                                                       and Director

* Resigned from all positions held effective: March 31, 2003. ** Resigned from all positions held effective December 5, 2002.

Biographical Information

Mark Allen, Director

Mr. Allen, age 39, is currently the President and founder of True to Form Lighting, a niche lighting/architectural products manufacturer. Mr. Allen was appointed to the Board of Technest in April 2002. Mr. Allen's initial career was in the stock brokerage/investment banking industry where he worked for Shearson Lehman/American Express, Paine Webber and A.G. Edwards. In the early 1990's he was Vice President of Corporate Finance and Director of Private Placements of H.J. Myers & Co., an investment-banking firm, where he managed over 20 public equity offerings and established the Private Placements Department. In addition to Technest, Mr. Allen serves on the board of directors of several other corporations.

Ronald Wright, Director

Mr. Wright, age 46, is the acting General Manager and Engineering Manager at True To Form Limited, Inc. from 1998 through 2000. Mr. Wright was the Engineering Manager at Lite-way, Inc from 1996 through 1998 and served as the assistant engineering manage and director of U.L. issues at CSL Lighting Manufacturing, Inc. Mr. Wright holds a BS from the University of Hawaii and received his Masters in Engineering Sciences from BYU, Hawaii. Mr. Wright was appointed to the Board in January 2003

Jose Auffant - Former Secretary Treasurer

Mr. Auffant, age 34 became Secretary Treasurer on June 28, 2001. Mr. Auffant has served as executive vice president and secretary of Corpfin.com, Inc. since May 2000 and as a director since April 2001. Mr. Auffant also serves as general counsel for J.P. Carey, Inc. a full service international asset management and investment banking firm located in Atlanta, Georgia. From 1997 to 2000 Mr. Auffant was associated with Winston & Strawn, a Chicago Illinois based law firm, in its corporate department. Mr. Auffant received a Juris Doctorate degree from Emory University School of Law and a BA from Stetson University. Mr. Auffant resigned from all positions held effective March 31, 2003.

Michael Sheppard - Former President and Chief Operating Officer

Mr. Sheppard, age 53, joined Technest Holdings, Inc., F/K/A Financial Intranet, Inc as a consultant in February 1997 and became President, Chief Operating Officer and Director in April 1997. Mr. Sheppard has been involved in setting up the corporate infrastructure of several early stage development companies and undertaking their day-to-day operations as chief executive and chief operating officer. From January 1996 through January 1997, Mr. Sheppard was Chief Operating Officer of Freelinq Communications, formerly Televideo Corporation, based in New York City. Freelinq offers real time video-on-demand via ATM/XDSL technology with high-speed Internet transmission and advertiser supported free theatrical films delivered through twisted pair telephone lines. From 1995 to 1996 he was chief operating officer for Lee Communications Ltd., which is a laser development and transmission company. From 1993 to 1995, he was Chief Executive Officer for MLS Lighting Ltd. Mr. Sheppard resigned from all positions held effective December 5, 2002.

There are no family relationships that exist between any of the directors or executives of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 10. Executive Compensation

Summary Compensation Table. The following table sets forth the aggregate cash compensation paid for services rendered to our Company during each of our company's last two fiscal years by all individuals who served as our company's Chief Executive Officer during the last fiscal year and our company's most highly compensated executive officers who served as such during the last fiscal year. Directors, who are not employees or officers of the Company, are currently compensated for their services in the amount of $350 and expenses incurred for attending each meeting of the Board of Directors.

                                                          Long-Term Compensation
                                                          ----------------------
                                                            Annual Compensation
                                                                Restricted
Name and principal position   Year   Salary     Bonus    Other(1)  Stock   Awards    Stock Options
---------------------------   ----   ------     -----    --------  -----   ------    -------------
Mark Allen, Director          2002     0          0         0        0       0             0

Ronald E. Wright              2002     0          0         0        0       0             0

Jose Auffant                  2002     0          0         0        0       0             0


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

The plan is administered by the compensation committee of the board of directors, which has some discretionary authority to determine the number of shares to be issued under incentive stock options and non-statutory stock options and the recipients, and when and at what exercise price the options will be granted. On June 28, 2001, Technest Holdings appointed Rollin Shouse, Michael Sheppard and W. Dale Smith to constitute the Compensation Committee to administer the plan. As of the date hereof, there are no members of the Compensation Committee and the Plan is administered by the Company's Board of Directors.

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

As of March 31, 2003, no options have been granted under the plan.

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

              OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS


                                                                Percent of Total
                                              Number of         Options Granted
                                              Securities        to Employees In
                                              Underlying        Fiscal Year Ended     Exercise or Base        Expiration
Name                                         Options Granted    December 31, 2002    Price Per ($/Share)         Date
----                                         --------------    -----------------    -------------------      ----------
Mark allen                                       -0-                    N/A                  N/A                 N/A
Ronald E. Wright                                 -0-                    N/A                  N/A                 N/A
Jose Auffant                                     -0-                    N/A                  N/A                 N/A
Michael Shepphard                                -0-                    N/A                  N/A                 N/A


Option Exercises and Values for 2002

The table below sets forth the following information with respect to option exercises during fiscal 2002 by each of the named executive officers and the status of their options at December 31, 2002(1) the number of shares of common stock acquired upon exercise of options during fiscal 2002, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at December 31, 2002, and (4) the aggregate dollar value of in-the-money exercisable options at December 31,2002.



                                                            AGGREGATED
                                                OPTION VALUES ON December 31, 2002
                                                        Number of Securities                         Value of Unexercised
                                                       Underlying Unexercised                        In-the-Money Options
                                                         Options at 12/31/02                            at 12/31/02(1)
Name                             Exercisable              Unexercisable               Exercisable       Unexercisable
------                           -----------          ------------------------        -----------   ---------------------
Michael Sheppard                    377,063                     0                        377,063             0
Jose Auffant                           0                        0                          0                 0


1. Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0., the average of the high and low bids for our common stock price on the OTC Bulletin Board on December 31, 2002.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners
(b) Security Ownership of Certain Management

The following  tabulation  shows the security  ownership as of March 31, 2003 of
(i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and
(iii) all of our directors and executive officers as a group. As of March 31, 2003, we had 41,170,692 shares of common stock issued and outstanding.


                                    Amount and Nature of Beneficial
         Name & Address                      Ownership               Percent of Class/Title of Class
         --------------            -------------------------------   -------------------------------

         Mark Allen                               0                                0
         90 Grove Street, Suite 205
         Ridgefield, CT 06877


         Ronald E. Wright                         0                                0
         90 Grove street, Suite 205
         Ridgefield, CT 06877

         *Jose Auffant                            0                                0
         Suite 1050
         3350 Peachtree Road N.E.
         Atlanta, GA 30326

         **Michael Sheppard                    380,763                           0.91%
           90 Grove Street, Suite 205
           Ridgefield, CT 06877

         Greenfield Investment Cons.        12,205,370                          29.65%
         1300 West Belmont
         Suite 210
         Chicago, IL 60657

         Southshore Capital Fund Ltd.        3,107,291                          07.55%
         Financial Centre
         Shirley & Charlotte Streets
         P.O. Box CB-13136
         Nassau, Bahamas

         Garth LLC                           5,599,744                          13.60%
         C/o Citco
         Commercial Centre
         P.O. Box 31106 SMB
         Grand Cayman, Cayman Islands
         British West Indies
         The Four Life Trust                11,572,943                          28.11%
         City Trust
         3rd Floor, Murdoch House
         South Quay
         Douglas, Isle of Man IMI 5AS

         The Rearden Trust                   2,375,685                           05.77%
         City Trust
         3rd Floor, Murdoch House
         South Quay
         Douglas, Isle of Man IMI 5AS



All Officers and Directors as a
 Group (2 Persons)                            0                     ***0.00%


* Resigned from all positions held effective: March 31, 2003.
** Resigned from all positions held effective December 5, 2002.
***Includes 377,063 options, exercisable until 12/30/05 to purchase a like number of shares at an exercise price of $0.35 per share. See also, Notes to Financial Statements.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibits

99.1     Certification by President
99.2     Certification by Director

Reports on Form 8-K

None except that the Registrant filed a Form 8-K on January 17, 2003 with date of report of December 31, 2002.

Item 14. Controls and Procedures

Our management, under the supervision and with the participation of our Board of Directors conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our Directors have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

Item 15. Principal Accountant Fees and Services

Not applicable to the Company since disclosure requirements to this Item need only be complied with in filings with respect to fiscal years ending after December 15, 2003.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TECHNEST HOLDINGS, INC.
                                          (Registrant)

                                       /s/ Mark Allen
                                  By: ________________________________
                                           Mark Allen
                                           Director

                               Date:       May 15, 2003


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                              Titles                Dates

                                            Director              May 15, 2003
         /s/ Mark Allen
By: ________________________________
         Mark Allen


                                            Director              May 15, 2003
         /s/ Ronald E. Wright
By: ________________________________
         Ronald E. Wright

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Technest Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Allen, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

          1. I have reviewed this Annual Report on Form 10-KSB of Technest Holdings, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                   /s/ Mark Allen
                              By:_________________________________________
                                       Mark Allen, Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Technest Holdings, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald E. Wright, a Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

          1. I have reviewed this Annual Report on Form 10-KSB of Technest Holdings, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

               c. presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


          6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

                                    /s/      Ronald E. Wright
                               By:_________________________________________
                                             Ronald E. Wright, Director