Form 10QSB
period 2003-03-31
TECHNEST HOLDINGS INC
filed 2003-05-28
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of May 22, 2003 is 41,170,692 shares, all in one class of common stock, $.001 par value.


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information


Item1.   Financial Statements (Unaudited)


                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


                                     ASSETS


Current assets:
         Cash                                               $         -
                                                              ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued expenses              $         2,388,372
         Note payable                                                    26,950
                                                              ------------------
                Total current liabilities                             2,415,322
                                                              ------------------

Stockholders' Deficit:
         Preferred stock, $.001 par value,
                authorized 5,000,000 shares, issued and
                outstanding -0- shares                                  -
         Common stock, $.001 par value,
                authorized 495,000,000 shares, issued and
                outstanding 41,170,692 shares                            41,170
         Subscription receivable                                         (7,035)
         Additional paid in capital                                  15,079,287
         Accumulated deficit                                        (17,528,744)
                                                              ------------------
                Total stockholders' deficit                          (2,415,322)
                                                              ------------------
                                                            $         -
                                                              ==================




                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Three Months Ended March 31,
                                                                         ---------------------------------------------------
                                                                                  2003                       2002
                                                                         -----------------------    ------------------------

Revenues:
        Realized gains on sales of investments                          $           -               $               113,461
        Change in unrealized loss on investments                                    -                               460,795
        Rental and other income                                                     -                                71,983
                                                                         -----------------------    ------------------------

               Total revenues                                                       -                               646,239

General and administrative expenses                                                      41,901                     469,310
                                                                         -----------------------    ------------------------

Loss from operations                                                                    (41,901)                    176,929
                                                                         -----------------------    ------------------------

Interest income                                                                     -                                (1,223)
                                                                         -----------------------    ------------------------

Net income (loss)                                                     $                 (41,901)    $               178,152
                                                                         =======================    ========================
BASIC AND DILUTED NET LOSS PER
        COMMON SHARE                                                  $                   (0.00) $                     0.00
                                                                         =======================    ========================
NUMBER OF SHARES USED IN CALCULATING
        BASIC  AND DILUTED NET LOSS PER SHARE                                        41,170,692                  37,082,277
                                                                         =======================    ========================





                See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three Months Ended March 31,
                                                                               --------------------------------------------
                                                                                       2003                   2002
                                                                               ---------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) from operations                                      $             (41,901)  $            178,152
                                                                               ---------------------   --------------------

       Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
       Depreciation and amortization                                                     -                          50,910
       Unrealized gain on securities                                                     -                        (460,795)

       Changes in assets and liabilities:
             Certificate of deposit                                                      -                         466,192
             Accounts receivable                                                         -                           1,566
             Prepaid expenses                                                            -                        (130,906)
             Other receivables                                                           -                          42,286
             Accounts payable and accrued expenses                                            8,076                (67,817)
             Due to broker                                                               -                        (187,500)
                                                                               ---------------------   --------------------
                                                                                              8,076               (286,064)
                                                                               ---------------------   --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                       (33,825)              (107,912)
                                                                               ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITES:
       Purchase of property and equipment                                                -                          (2,337)
                                                                               ---------------------   --------------------

NET CASH USED IN INVESTING ACTIVITIES                                                    -                          (2,337)
                                                                               ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes payable                                                           26,950                 14,000
                                                                               ---------------------   --------------------

NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                                  26,950                 14,000
                                                                               ---------------------   --------------------

NET DECREASE IN CASH                                                                         (6,875)               (96,249)

CASH - BEGINNING OF PERIOD                                                                    6,875                115,169
                                                                               ---------------------   --------------------

CASH - END OF PERIOD                                                          $          -            $             18,920
                                                                               =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Reduction in cost of investment due to cancellation of note payable  $            -            $            634,584
                                                                               =====================   ====================
       Reduction in cost of investment due to cancellation of accrued
            interest                                                        $            -            $             88,715
                                                                               =====================   ====================




                 See notes to consolidated financial statements
                                        5

                             TECHNEST HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1-Basis of Interim Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the interim periods shown in this report are not necessarily indicative of expected results for any future interim period or for the entire fiscal year. Technest Holdings, Inc., (the "Company"), believes that the quarterly information presented includes all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The accompanying consolidated financial statements should be read in conjunction with the Company's Annual Report filed with the Securities and Exchange Commission.

The Company has sold off most of its assets to fund its limited operations including payment of professional fees so as to continue to comply with Exchange Act of '34 Reporting Requirements and on going operations. The Company has also written down all investments and is in the process of closing all operations until it finds an operating company to acquire or merge with . It continues to monitor the investments that are in its investment Portfolio. The Company's objective is to maintain good standing they explore a corporate and entity growth through merger and/or acquisition. Whether the Company is able to sell the remaining assets or not it believes to have exhausted all current sources of capital and also believes that it is highly unlikely that it will be able to secure additional capital that would be required to undertake additional steps to continue operations as heretofore existed.

Note 2 - Going Concern

The Company has a working capital deficiency at March 31, 2003 of approximately $2,415,000 and recorded net losses for the first three months of 2003 of approximately $42,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Contingencies

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

The Company had invested in a ten month certificate of deposit bearing interest at 4.75% due February 17, 2002. This instrument secured a Standby Letter of Credit in favor of the lessor of the facilities. In January 2002, the Company defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002. The Company is presently in negotiations with its landlord for the remaining obligation of approximately $1,950,000.

In January 2003 the Company was served with a Summary Judgment Motion and the Company answered the motion. As of May 15, 2003 the court has not rendered a decision.

Note 4 - Subsequent Events

On April 1, 2003 the Company exchanged all the shares held by it in Corpfin.com, Inc. ("CFNC") with some of the "Technest Shareholders" for all the shares held in Technest Holdings, Inc by these "Technest Shareholders". Technest Holdings, Inc will retire these shares.

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

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB. WE WILL NOT UPDATE THESE FORWARD-LOOKING STATEMENTS UNLESS THE SECURITIES LAWS AND REGULATIONS REQUIRE US TO DO SO.

Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation that is a Business Development Company and continues to monitor its investments in its investment Portfolio and wholly owned subsidiary. The company has its executive offices in Ridgefield, CT and one satellite office in New York. The Company plans to withdraw its certificate to do business as a Business Development Company.

In April 2001, the Company acquired Technest.com, Inc. ("Technest") a privately held development company based in Atlanta, GA. Technest has a corporate strategy of identifying and accelerating the growth and maturity of talented technology companies with innovative ideas. This business model fit into the restructuring of Technest Holdings, Inc. formerly ("Financial Intranet, Inc.") as an emerging development and growth Company. The acquisition was for 100% of Technest for 90% of Financial Intranet common stock. The acquisition has been accounted for as a reverse acquisition under the purchase method for business combinations. The combination of the two companies was recorded as a recapitalization of Technest, pursuant to which Technest is treated as the continuing entity.

In January 2002, the Company's subsidiary defaulted on its lease provisions and the certificate of deposit was liquidated to satisfy the amounts of back rent that were outstanding under the lease Agreement through March 2002. The balance of $1,950,000 is still due based on the provisions of the lease which represents the life of the term of the lease.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

Results of operations

Revenues

There were no revenues for the three months ended March 31, 2003 as compared to realized gains on sales of investments of $113,461, unrealized gains on investments of $460,795 and rental and other income of $71,983 for the three months ended March 31, 2002. This difference is due to non-activity for the three months ended March 31, 2003.

General and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2003 were $41,901 as compared to $469,310 for the three months ended March 31, 2002. The decrease is due to the cessation of operations.

Liquidity and capital resources

Cash and cash equivalents were -0- and $6,875 at March 31, 2003 and December 31, 2002, respectively.

The Company had a working capital deficiency of $2,415,322 at March 31, 2003. Net cash used in operating activities was $33,825 for the three months ended March 31, 2003. Cash used in operating activities was primarily attributable to the net loss of $41,901 off set by an increase in accounts payable and accrued expenses of $8,076. Net cash used in operating activities for the three months ended March 31, 2002 was $107,912.

There was no net cash used in investing activities for the three months ended March 31, 2003. Net cash used in investing activities of $(2,337) for the three months ended March 31, 2002 was for the purchase of property and equipment.

Net cash provided by financing activities was $26,950 for the three months ended March 31, 2003 and $14,000 for the three months ended March 31, 2002 both of which consisted of the issuance of a note payable.

The Company currently has no assured sources for additional financing, and its success may depend on its ability to obtain further financing. There are no assurances that the Company will receive additional equity and debt financing.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Management, concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  In January 2003 the Company was served with a Summary Judgment Motion and the Company answered the motion. As of May 15, 2003 the court has not rendered a decision.

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

                  Reference is made to such 14(c) Definitive Information Statement for further information with respect to the above and related matters included therein

                  On January 22, 2003 Ronald E. Wright was appointed as a Director to the Board of Directors.

                  All nominees to the Company's Board of Directors were elected.

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


                                                  Technest Holdings, Inc.
                                                  -----------------------
                                                        (Registrant)



Date: May 23, 2003                       By:  /s/ Mark Allen
                                                  ---------------------
                                                  Mark Allen, Director

                                  CERTIFICATION

         Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, I, Mark Allen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Technest Holdings, Inc.;

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

4. I (herein the "Certifying Officer") am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                    a. designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officer by others within the Company, particularly during the period in which this quarterly report is being prepared;

                    b. evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), and

                    c. presented in this quarterly report the conclusions of the Certifying Officer about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Certifying Officer has disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                    a. all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Certifying Officer has indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 23, 2003                            /s/ Mark Allen
                                                  ----------------------
                                                   Mark Allen, Director