Form 10QSB
period 2003-06-30
TECHNEST HOLDINGS INC
filed 2003-09-05
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of August 5, 2003 is 24,908,870 shares, all in one class of common stock, $.001 par value.


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item1.   Financial Statements (Unaudited)


                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


                                     ASSETS

Current assets:
         Cash                                               $         -
                                                              ==================



                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued expenses              $           194,475
         Note payable                                                    32,700
                                                              ------------------
                Total current liabilities                               227,175
                                                              ------------------

Stockholders' Deficit:
         Common stock, $.001 par value,
                authorized 495,000,000 shares, issued and
                outstanding 24,908,870 shares                            24,908
         Subscription receivable                                         (7,035)
         Additional paid in capital                                  15,095,549
         Accumulated deficit                                        (15,340,597)
                                                              ------------------
                Total stockholders' deficit                            (227,175)
                                                              ------------------

                                                            $               -
                                                              ==================










                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                     -------------------------------   ------------------------------------
                                                         2003             2002              2003                2002
                                                     -------------   ---------------   ----------------   -----------------

Revenues:
      Realized gains on sales of investments         $     -         $     (351,000)   $      -            $      (237,539)
      Change in unrealized loss on investments             -                (55,870)          -                    404,925
      Rental and other income                              -                  9,925           -                     81,908
                                                     -------------   ---------------   ----------------   -----------------

           Total revenues                                  -               (396,945)          -                    249,294

General and administrative expenses                        50,885         2,786,933             88,183           3,256,243
                                                     -------------   ---------------   ----------------   -----------------

Loss from operations                                      (50,885)       (3,183,878)           (88,183)         (3,006,949)
                                                     -------------   ---------------   ----------------   -----------------

Other income                                            2,234,429                 -          2,234,429                   -

Interest income/expense, net                               -                    536           -                       (687)
                                                     -------------   ---------------   ----------------   -----------------

Net income (loss)                                 $     2,183,544 $      (3,184,414)$        2,146,246     $    (3,006,262)
                                                     =============   ===============   ================   =================


BASIC AND DILUTED NET INCOME (LOSS) PER
      COMMON SHARE                                $          0.09 $           (0.09)$             0.06 $             (0.08)
                                                     =============   ===============   ================   =================

NUMBER OF SHARES USED IN CALCULATING
      BASIC  AND DILUTED NET LOSS PER SHARE            24,908,870        37,082,277         33,039,781          37,082,277
                                                     =============   ===============   ================   =================














                 See notes to consolidated financial statements

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended June 30,
                                                                       ----------------------------------------
                                                                              2003                 2002
                                                                       -------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss) from operations                                $        2,146,246   $       (3,006,262)
                                                                       -------------------   ------------------

      Adjustments to reconcile net income (loss)
       to net cash used in operating
           activities:
      Depreciation and amortization                                             -                      101,818
      Unrealized gain on securities                                             -                     (404,925)
      Loss on sale of property and equipment                                    -                      402,448
      Loss on abandonment of leasehold                                          -                      155,324
      Write-off of liabilities of subsidiary                                   (2,234,429)                -
      Realized loss on sale of securities                                       -                      351,000

      Changes in assets and liabilities:
           Certificate of deposit                                               -                      466,192
           Accounts receivable                                                  -                        1,566
           Prepaid expenses                                                     -                       34,555
           Other receivables                                                    -                      121,604
           Accounts payable and accrued expenses                                   48,608            1,842,742
           Due to broker                                                        -                     (187,500)
                                                                       -------------------   ------------------
                                                                               (2,185,821)           2,884,824
                                                                       -------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                                             (39,575)            (121,438)
                                                                       -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITES:
      Proceeds from sale of property and equipment                              -                       18,000
      Sale of investments                                                       -                       50,000
      Purchase of property and equipment                                        -                       (2,337)
                                                                       -------------------   ------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       -                       65,663
                                                                       -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                                  32,700               40,000
                                                                       -------------------   ------------------

NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                                         32,700               40,000
                                                                       -------------------   ------------------

NET DECREASE IN CASH                                                               (6,875)             (15,775)

CASH - BEGINNING OF PERIOD                                                          6,875              115,169
                                                                       -------------------   ------------------

CASH - END OF PERIOD                                                   $                     $          99,394
                                                                       ===================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Reduction in cost of investment due to
       cancellation of note payable                                             -          $           634,584
                                                                       ===================   ==================
      Reduction in cost of investment due to
       cancellation of accrued interest                                         -          $            88,715
                                                                       ===================   ==================








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

The Company has sold off most of its assets to fund its limited operations including payment of professional fees so as to continue to comply with Exchange Act of '34 Reporting Requirements and on going operations. The Company has also written down all investments and is in the process of closing all operations until it finds an operating company to acquire or merge with. It continues to monitor the investments that are in its investment Portfolio. The Company's objective is to maintain good standing while they explore a corporate and entity growth through merger and/or acquisition. Whether the Company is able to sell the remaining assets or not it believes to have exhausted all current sources of capital and also believes that it is highly unlikely that it will be able to secure additional capital that would be required to undertake additional steps to continue operations as heretofore existed.

Note 2 - Going Concern

The Company has a working capital deficiency at June 30, 2003 of approximately $227,000 and recorded net losses from operations for the first six months of 2003 of approximately $88,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In January 2003 the Company was served with a Summary Judgment Motion and the Company answered the motion. As of August 15, 2003 the court has not rendered a decision.

Note 4 - Other Events

On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,234,429 of the subsidiary's liabilities which is recorded as other income in the second quarter.

On April 1, 2003 the Company exchanged all the shares held by it in Corpfin.com, Inc. ("CFNC") with some of the "Technest Shareholders" for all the shares held in Technest Holdings, Inc. by these "Technest Shareholders". Technest Holdings, Inc. will retire these shares. The Company's basis in CFNC stock was $-0-, accordingly no gain or loss was recorded on the exchange.

Note 5 - New Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS No. 149 will have a significant effect on the Company's financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect that the adoption of SFAS No. 150 will have a significant effect on the Company's financial statement presentation or disclosures.

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

Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation. The Company has its executive offices in Ridgefield, CT and Company has withdrawn its certificate to do business as a Business Development Company.

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

On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,234,429 of the subsidiary's liabilities which is recorded as other income in the second quarter.

On April 1, 2003 the Company exchanged all the shares held by it in Corpfin.com, Inc. ("CFNC") with some of the "Technest Shareholders" for all the shares held in Technest Holdings, Inc. by these "Technest Shareholders". Technest Holdings, Inc. will retire these shares.

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

Results of operations

Revenues

There were no revenues for the six months ended June 30, 2003 as compared to realized losses on sales of investments of $237,539, unrealized losses on investments of $404,925 and rental and other income of $81,908 for the six months ended June 30, 2002. This difference is due to non-activity for the six months ended June 30, 2003.

General and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2003 were $88,183 as compared to $3,256,243 for the six months ended June 30, 2002. The decrease is due to the cessation of operations.

Other income

During the second quarter the Company wrote-off certain liabilities of its subsidiary Technest.com, Inc. The liabilities were a lease payable of $1,968,081 and various accounts payable of $266,348.

Liquidity and capital resources

Cash and cash equivalents were -0- and $6,875 at June 30, 2003 and December 31, 2002, respectively.

The Company had a working capital deficiency of $227,175 at June 30, 2003. Net cash used in operating activities was $39,575 for the six months ended June 30, 2003. Cash used in operating activities was primarily attributable to the net income of $2,146,246, an increase in accounts payable and accrued expenses of $48,608 offset by the Write-off of liabilities of subsidiary of $2,234,429. Net cash used in operating activities for the six months ended June 30, 2002 was $121,438.

There was no net cash used in investing activities for the six months ended June 30, 2003. Net cash provided by investing activities of $65,663 for the six months ended June 30, 2002 was proceeds from the sales of investments, property and equipment less amounts used for the purchase of property and equipment.

Net cash provided by financing activities was $32,700 for the six months ended June 30, 2003 and $40,000 for the six months ended June 30, 2002 both of which consisted of the issuance of a note payable.

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

                  Exhibits 31 and 32 - Certification of Officer

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


                                                 Technest Holdings, Inc.
                                                --------------------------
                                                       (Registrant)


Date     September 5, 2003                 /s/ Mark Allen
                                         By:_________________________________
                                                Mark Allen, Director