Form 10QSB
period 2003-09-30
TECHNEST HOLDINGS INC
filed 2003-11-26
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of November 6, 2003 is 24,908,870 shares, all in one class of common stock, $.001 par value.


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Part I.  Financial Information

Item1.   Financial Statements (Unaudited)

                       TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                   September 30, 2003
                                   (Unaudited)


                                     ASSETS
Current assets:
         Cash                                                     $        -
                                                                  ==============


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable and accrued expenses                    $     234,810
         Note payable                                                    32,700
                                                                  --------------
                 Total current liabilities                              267,510
                                                                  --------------
Stockholders' Deficit:
         Preferred stock, $.001 par value,
                 authorized 5,000,000 shares, issued and
                 outstanding -0- shares                                    -
         Common stock, $.001 par value,
                 authorized 495,000,000 shares, issued and
                 outstanding 24,908,870 shares                           24,908
         Subscription receivable                                         (7,035)
         Additional paid in capital                                  15,095,549
         Accumulated deficit                                        (15,380,932)
                                                                  --------------
                 Total stockholders' deficit                           (267,510)
                                                                  --------------
                                                                  $        -
                                                                  ==============











                 See notes to consolidated financial statements
                                        3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                         2003             2002              2003              2002
                                                     -------------   ---------------     -------------    --------------
Revenues:
      Realized gains on sales of investments         $       -       $     (433,250)     $       -        $    (670,789)
      Change in unrealized loss on investments               -             (178,590)             -              226,335
      Rental and other income                                -                 -                 -               81,908
                                                     -------------   ---------------     -------------    --------------
           Total revenues                                    -             (611,840)             -             (362,546)

General and administrative expenses                        40,335            86,802           128,517         3,343,045
                                                     -------------   ---------------     -------------    --------------
Loss from operations                                      (40,335)         (698,642)         (128,517)       (3,705,591)
                                                     -------------   ---------------     -------------    --------------
Other income                                                 -                 -            2,234,429              -

Interest income/expense, net                                 -                 -                 -                 (687)
                                                     -------------   ---------------     -------------    --------------
Net income (loss)                                    $    (40,335)   $     (698,642)     $  2,105,912     $  (3,704,904)
                                                     =============   ===============     =============    ==============

BASIC AND DILUTED NET INCOME (LOSS) PER
      COMMON SHARE                                   $      (0.00)   $        (0.02)     $       0.07     $       (0.10)
                                                     =============   ===============     =============    ==============
NUMBER OF SHARES USED IN CALCULATING
      BASIC  AND DILUTED NET LOSS PER SHARE            24,908,870        39,940,825        30,329,477        38,035,089
                                                     =============   ===============     =============    ==============













                 See notes to consolidated financial statements
                                        4

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                       2003             2002
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations              $   2,105,912    $  (3,704,904)
                                                 --------------   --------------
  Adjustments to reconcile net loss to net cash
       used in operating activities:
  Depreciation and amortization                           -             102,013
  Unrealized gain on securities                           -            (226,235)
  Loss on sale of property and equipment                  -             402,448
  Loss on abandonment of leasehold                        -             155,324
  Write-off of liabilities of subsidiary            (2,234,429)            -
  Issuance of stock for payment of note payable           -             (44,089)
  Realized loss on sale of securities                     -             784,250

  Changes in assets and liabilities:
       Certificate of deposit                             -             466,192
       Accounts receivable                                -               1,566
       Prepaid expenses                                   -              34,555
       Other receivables                                  -             121,604
       Accounts payable and accrued expenses            88,942        1,819,978
       Due to broker                                      -            (187,500)
                                                 --------------   --------------
                                                    (2,145,487)       3,430,106
                                                 --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES                  (39,575)        (274,798)
                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITES:
  Proceeds from sale of property and equipment            -              18,000
  Sale of investments                                     -             104,000
  Purchase of property and equipment                      -              (2,337)
                                                 --------------   --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                 -             119,663
                                                 --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                           32,700           40,000
                                                 --------------   --------------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                  32,700           40,000
                                                 --------------   --------------
NET DECREASE IN CASH                                    (6,875)        (115,135)

CASH - BEGINNING OF PERIOD                               6,875          115,169
                                                 --------------   --------------
CASH - END OF PERIOD                             $        -       $          34
                                                 ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Reduction in cost of investment due to
   cancellation of note payable                  $        -       $     634,584
                                                 ==============   ==============
  Reduction in cost of investment due to
   cancellation of accrued interest  -           $        -              88,715
                                                 ==============   ==============







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

Note 2 - Going Concern

The Company has a working capital deficiency at September 30, 2003 of approximately $268,000 and recorded net losses from operations for the first nine months of 2003 of approximately $129,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Contingencies

On July 23, 1998, H & H Acquisition Corp., individually and on behalf of the Company, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is defending the action. The Company could be adversely affected if the plaintiff prevails. In September 2002, the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. As of November 10, 2003 the court has not rendered a decision.

On December 21, 2002, the Respondent filed a motion to substitute parties and represent himself. As of November 10, 2003 the court has not rendered a decision.

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

Note 4 - Other Events

On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,101,255 of the subsidiary's liabilities which is recorded as other income in the second quarter.

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

Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation. The Company has its executive offices in Ridgefield, CT. The Company has withdrawn its certificate to do business as a Business Development Company.

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

On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,101,255 of the subsidiary's liabilities which is recorded as other income in the second quarter.

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

Results of operations


Revenues

There were no revenues for the nine months ended September 30, 2003 as compared to realized losses on sales of investments of $670,789, unrealized losses on investments of $226,335 and rental and other income of $81,908 for the nine months ended September 30, 2002. This difference is due to non-activity for the nine months ended September 30, 2003.

General and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2003 were $128,517 as compared to $3,343,045 for the nine months ended September 30, 2002. The decrease is due to the cessation of operations.

Other income

During the second quarter the Company wrote-off certain liabilities of its subsidiary Technest.com, Inc. The liabilities were a lease payable of $1,968,081 and various accounts payable of $266,348.

Liquidity and capital resources

Cash and cash equivalents were -0- and $6,875 at June 30, 2003 and December 31, 2002, respectively.

The Company had a working capital deficiency of $267,510 at September 30, 2003. Net cash used in operating activities was $39,575 for the nine months ended September 30, 2003. Cash used in operating activities was primarily attributable to the net income of $2,105,912, an increase in accounts payable and accrued expenses of $88,942 offset by the Write-off of liabilities of subsidiary of $2,234,429. Net cash used in operating activities for the nine months ended September 30, 2002 was $274,798.

There was no net cash used in investing activities for the nine months ended September 30, 2003. Net cash provided by investing activities of $119,663 for the nine months ended September 30, 2002 was proceeds from the sales of investments, property and equipment less amounts used for the purchase of property and equipment.



Net cash provided by financing activities was $32,700 for the nine months ended September 30, 2003 and $40,000 for the nine months ended September 30, 2002 both of which consisted of the issuance of a note payable.



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


                                                        Technest Holdings, Inc.
                                                        ------------------------

                                                              (Registrant)


Date     November ____, 2003                        By: /s/ Mark Allen
                                                        -----------------------
                                                            Mark Allen, Director