Form 10KSB
period 2003-12-31
TECHNEST HOLDINGS INC
filed 2004-04-16
CIK 1077800

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2003
                                       or
[ ] Transition report under to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number 000-27023


                             Technest Holdings, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                      88-0357272
     --------------------                           -------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                90 Grove Street, Suite 205, Ridgefield, CT 06877
                ------------------------------------------------
                    (Address of Principal Executive Offices)


                     Issuer's Telephone Number: 203-431-1611
                                                ------------


      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                      None
                                 --------------
                                (Title or Class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.001 per share
                    ----------------------------------------
                                (Title or Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [X ] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The issuer's revenues for the fiscal year end December 31, 2003 were ($0.00)

The number of shares outstanding of each of the issuer's classes of Common Stock, as of March 29, 2004 is 24,908,870, all of one class of common stock, $.001 par value. Of this number a total of 3,996,465 shares having an aggregate market value of $79,929.00 based on the closing price of the issuer's common stock of $.02 on March 01, 2004 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB"), were held by non-affiliates* of the issuer.

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

Yes__________No_________ NOT APPLICABLE

                  DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference; None


Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS


Part I   ..................................................................2

Item 1.  Description of Business...........................................2

Item 2.  Description of Property...........................................2

Item 3.  Legal Proceedings.................................................2

Item 4.  Submission of Matters to a Vote of Security Holders...............3

Part II  ..................................................................4

Item 5.  Market for Common Equity, Related Stockholder Matters
          Small Business Issuer Purchases of Equity Securities.............4

Item 6.  Management's Discussion and Analysis or Plan of Operation.........5

Item 7.  Financial Statements..............................................7

Item 8.  Changes In and Disagreements With Accountants on
          Accounting and Financial  Disclosure.............................8

Item 8a. Controls and Procedures...........................................9

Part III        ...........................................................9

Item 9.  Directors and Executive Officers of the Registrant................9

Item 10. Executive Compensation...........................................10

Item 11. Security Ownership of Certain Beneficial Owners and
          Management And Related Stockholder Matters......................12

Item 12. Certain Relationships and Related Transactions...................13

Item 13.          Exhibits, Lists and Reports on Form 8-K.................13

Item 14.          Principal Accountant Fees and Services..................13

Signatures

                                     PART I

Item 1.  Description of Business

Overview

         Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada corporation that was a Business Development Company and continues to look for merger candidates. Our objectives are to maintain good standing, in both our state of incorporation and with respect to the 1934 Exchange Act filings with the SEC, as we explore a corporate and entity growth or acquisition through merger and or acquisition.

Company History -

         Technest Holdings was incorporated in 1993 as Alexis and Co. in the State of Nevada. We changed our name to Wee Wees Inc. and subsequently, on December 17, 1996 to Financial Intranet, Inc. after the purchase of a controlling interest by Barry Stein, the founder of Financial Intranet, Inc. Prior to that date, Financial Intranet had not conducted any business. In June 2001 the name was changed to Technest Holdings, Inc. along with its trading symbol to THNS (OTCBB). Please refer to prior 10K-SB's for historical information with respect to the Company.

Employees

         As of December 31, 2003 Technest Holdings had no full-time employees. There is one part-time Director.

Item 2.  Properties

The Company has its executive office in Ridgefield, CT and rents this office on a month to month basis at no cost. The Company has withdrawn its certificate to do business as a Business Development Company.

Item 3.  Legal proceedings

         On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc.
v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders,
Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action's principal basis appears to be plaintiff's claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

    o Mr.Sheppard and Ms. Marx assisted defendants Stein and Financial Intranet Holdings (a company owned by Mr. Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

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

         In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. As of March 12, 2004 the court has not rendered a decision.

         On December 21, 2002 the Respondent filed a motion to substitute paries and represent himself. As of March 15, 2004 the court has not rendered a decision.

Item 4 - Submission of Matters to a Vote of Security Holders

         On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,234,428 of the subsidiary's liabilities which is recorded as other income.

         On April 1, 2003 the Company exchanged all the shares held by it in Corpfin.com, Inc. ("CFNC") with some of the "Technest Shareholders" for all the shares held in Technest Holdings, Inc. by these "Technest Shareholders". Technest Holdings, Inc. will retire these shares. The Company's basis in CFNC stock was $-0-, accordingly no gain or loss was recorded on the exchange.

         There have not been any shareholders meetings since 2001.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

             Calendar Year                                 High           Low

             2003


             First Quarter                                $.25            $.02
             Second Quarter                               $.20            $.02
             Third Quarter                                $.15            $.05
             Fourth Quarter                               $.14            $.02
             2002
             First Quarter                                $.08            $.05
             Second Quarter                               $.09            $.04
             Third Quarter                                $.05            $.02
             Fourth Quarter                               $.03            $.005

         The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         All Stock prices reflect the 1 for 35 stock split effective April 2,
2001

         As of March 15, 2004 there were approximately 78 record holders of our company's common stock and approximately 3000 Stockholders

         During 2003, the Company did not purchase any of its equity securities.

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

         The following discussion and analysis of the results of operations and financial condition of Technest Holdings, Inc. for the years in the two-year period ended December 31, 2003, should be read in conjunction with the Company's Financial Statements and related notes thereto and schedules included elsewhere herein.

Technest Holdings, Inc., F/K/A Financial Intranet, Inc. is a Nevada corporation that had activities which were conducted through its wholly owned subsidiary, Technest.com, Inc., which was located in Atlanta, GA. In 2003 the Company sold all of its outstanding stock of the subsidiary. The Company is currently exploring corporate and entity growth through merger or acquisitions.

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

Results of operations:

Year ended December 31, 2003 compared with the year ended December 31, 2002.

Revenue

The Company sold substantially all of it's portfolio during fiscal 2002, therefore had no portfolio income in 2003.

For the year ended 2002 the Company recorded a loss on the sale of investments of $107,451 and a change in unrealized loss on investments of $492,164.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2003 was $145,024 and consisted primarily of professional fees. Selling, general and administrative for the year ended December 31, 2002 $2,793,096 consisting of normal operating expenses prior to the winding down of business and $1,968,000 for amounts due under the remaining terms of its lease agreement of its subsidiary.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of computer equipment, furniture, amortization of software development costs. Depreciation and amortization was $ 0 for the year ended December 31, 2003 and $101,818 for the year ended December 31, 2002. The decrease in depreciation and amortization is due to the selling off of the remaining assets in 2002.

Gain on Sale of Subsidiary

On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for $1.00. As a result of the sale the Company reversed $2,234,423 of the subsidiary's liabilities, which was recorded as a gain on sale of subsidiary.

Income taxes

No provision for federal and state income taxes has been recorded in 2002 and 2003. The net operating losses will be available to offset any future taxable income. Given the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, management does not believe that the realization of the potential future benefits of these carry forwards meets the criteria for recognition of a deferred tax asset required by generally accepted accounting principles. Accordingly, a full 100% valuation allowance has been provided.

Liquidity and Capital Resources

Our sources of capital have been extremely limited. Cash and cash equivalents were $988 and $6,875 at December 31, 2003 and December 31, 2002, respectively.

The Company had a working capital deficiency of $286,669 at December 31, 2003 and $2,373,421 at December 31, 2002. Net cash used in operating activities was $63,045 and $868,607 for the years ended December 31, 2003 and 2002, respectively.

Net cash provided by investing activities was $0 for the year ended December 31, 2003 as opposed to $720,313 cash provided by investing activities for the year ended December 31, 2002. Investing activities for year ended December 31, 2002 was primarily attributable to the sale of investments for $207,451 and certificate of deposit of $466,192

Net cash provided by financing activities for the years ended December 31, 2003 and 2002 of $57,158 and $40,000, repectively, consisted of proceeds from a note payable. .

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

     We have an accumulated deficit of ($15,419,091) at December 31, 2003. We had revenues of ($0) and ($545,631) for the years ended December 31, 2003 and 2002, respectively.

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

Item 7.  Financial Statements

     The Company's Annual Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Sherb & Co., L.L.P., independent certified public accountants with respect thereto, referred to in the Table Of Contents to Consolidated Financial Statements, appear elsewhere in this report beginning on page F-1.

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY
                              FINANCIAL STATEMENTS



                                      INDEX

                                                             Page Number
                                                             -----------
INDEPENDENT AUDITORS' REPORT                                    F - 2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet                                            F - 3

       Statements of Operations                                 F - 4

       Statements of Stockholders' Equity (Deficit)             F - 5

       Statements of Cash Flows                                 F - 6

       Notes to Financial Statements                          F-7 to F-14

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Technest Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and Subsidiary as of December 31, 2003, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has negative working capital of $286,669 and an accumulated deficit of $15,419,091 at December 31, 2003, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Sherb & Co., LLP
                                                   ----------------
                                                   Sherb & Co., LLP
                                                   Certified Public Accountants

New York, New York
April 9, 2004

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
                                     ------
      Current assets:
        Cash                                                   $            988
                                                               -----------------

                                                               $            988
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

      Current liabilities:
        Accounts payable and accrued expenses                  $        230,499
         Notes payable                                                   57,158
                                                               -----------------

           Total current liabilities                                    287,657
                                                               -----------------

      Stockholders' deficit:
        Preferred stock, $.001 par value,
          authorized 5,000,000 shares, issued and
          outstanding 0 shares                                             -
        Common stock, $.001 par value, authorized 495,000
          shares, issued and outstanding 24,908,870 shares               24,908
        Subscription receivable                                          (7,035)
        Additional paid in capital                                   15,114,549
        Accumulated deficit                                         (15,419,091)
                                                               -----------------
           Total stockholders' deficit                                 (286,669)
                                                               -----------------

                                                               $            988
                                                               =================








                 See notes to consolidated financial statements
                                       F-3

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended December 31,
                                                      --------------------------
                                                      2003                 2002
                                                      -----------   ------------

Revenues:
       Realized gain (loss) on sales of investments   $     -       $  (107,451)
       Change in unrealized loss on investments             -          (492,164)
       Rental and other income                              -            53,984
                                                      -----------   ------------

Total revenues                                              -          (545,631)

General and administrative expenses                      145,024      2,793,096
                                                      -----------   ------------


Loss from operations                                    (145,024)    (3,338,727)
                                                      -----------   ------------


Other income (expenses):
      Gain on sale of subsidiary                       2,234,428           -
       Loss on disposition of property and equipment        -          (529,102)
       Interest expense                                  (21,652)       (40,000)
                                                      -----------   ------------

Total other (income) expenses                          2,212,776       (569,102)
                                                      -----------   ------------


Net income (loss)                                     $2,067,752    $(3,907,829)
                                                      ===========   ============

NET INCOME (LOSS) PER COMMON SHARE:
        BASIC                                         $     0.07    $     (0.10)
                                                      ===========   ============

        DILUTED                                       $     0.07    $     (0.10)
                                                      ===========   ============


WEIGHTED AVERAGE NUMBER OF SHARES:
         BASIC                                        28,974,326     38,785,727
                                                      ===========   ============

        DILUTED                                       29,528,046     38,785,727
                                                      ===========   ============





                See notes to consolidated financial statements

                     TECHNEST HOLDINGS, INC. AND SUBSIDIARY

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                        Common Stock
                              ----------------------------     Additional        Accumulated    Subscription
                                  Shares          Amount     Paid In Capital      Deficit        Receivable       Total
                              --------------    ----------   ---------------    -------------   -----------    -------------
Balance, January 1, 2002         37,082,277     $  37,082     $  15,003,375     $(13,579,014)    $  (7,035)    $  1,454,408

Beneficial conversion feature             -             -            40,000                -             -           40,000

Issuance of stock upon
  conversion of note              4,088,415         4,088            35,912                -             -           40,000

Net loss                                  -             -                 -       (3,907,829)            -       (3,907,829)
                              --------------    ----------   ---------------   --------------   -----------   --------------
Balance, December 31, 2002       41,170,692        41,170        15,079,287      (17,486,843)       (7,035)      (2,373,421)

Retirement of common stock      (16,261,822)      (16,262)           16,262                -             -                -

Beneficial conversion feature             -             -            19,000                -             -           19,000

Net income                                -             -                 -        2,067,752             -        2,067,752
                              --------------    ----------   ---------------   --------------   -----------   --------------
Balance, December 31, 2003       24,908,870     $  24,908     $  15,114,549     $(15,419,091)    $  (7,035)    $   (286,669)
                              ==============    ==========   ===============   ==============   ===========   ==============







                 See notes to consolidated financial statements
                                       F-5

                        TECHNEST HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     2003                2002
                                                   --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) from operations                $   2,067,752    $(3,907,829)
                                                   --------------   ------------

  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                         -           101,818
      Loss on disposition of fixed assets                   -           529,102
      Gain on sale of subsidiary                      (2,234,428)          -
      Unrealized loss on securities                         -           492,164
      Beneficial conversion feature                       19,000         40,000

  Changes in assets and liabilities:
      Accounts receivable                                   -             1,566
      Prepaid expenses                                      -           125,606
      Other receivables                                     -            61,680
      Accounts payable and accrued expenses               84,631      1,874,786
      Due to broker                                         -          (187,500)
                                                   --------------   ------------
                                                      (2,130,797)     3,039,222
                                                   --------------   ------------

NET CASH USED IN OPERATING ACTIVITIES                    (63,045)      (868,607)
                                                   --------------   ------------

CASH FLOWS FROM INVESTING ACTIVITES:
    Proceeds from sale of property and equipment            -            46,670
    Certificate of deposit                                  -           466,192
    Sale of investments                                     -           207,451
                                                   --------------   ------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   -           720,313
                                                   --------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                           57,158         40,000
                                                   --------------   ------------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                    57,158         40,000
                                                   --------------   ------------

NET DECREASE IN CASH                                      (5,887)      (108,294)

CASH - BEGINNING OF YEAR                                   6,875        115,169
                                                    -------------   ------------

CASH - END OF YEAR                                  $        988    $     6,875
                                                    =============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Conversion of notes payable and accrued
      interest to common stock                      $       -       $    40,000
                                                    =============   ============

     Reduction in cost of investment due to
      cancellation of note payable and accrued
      interest                                      $       -       $   723,299
                                                    =============   ============




                 See notes to consolidated financial statements
                                       F-6

                     TECHNEST HOLDINGS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION

     Technest Holdings Inc. (the "Company") changed its name from Financial Intranet Inc., in June 2001. The Company, formerly Wees Wees , Inc. (which was formerly Alexis & Co.), was incorporated in Nevada on December 16, 1993. The Company is a business development company and all of its business is conducted through its wholly owned subsidiaries.

     On April 5, 2001, the Company acquired all of the outstanding common stock of Technest Inc. (formerly "Technest.com, Inc."), a corporation incorporated in Delaware on January 10, 2000, pursuant to an Agreement and Plan of reorganization dated March 21, 2001. Technest Inc. is a technology company that invests in development stage companies.

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

2. GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2003, the Company had negative working capital in the amount of $286,669 and an accumulated deficit of $15,419,091. The continued existence of the Company is dependent upon the Company's ability to generate positive revenue from the trading of securities or to seek additional financing.

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

     Security Valuation
     Investments are carried at fair value, which for readily marketable securities, represents the last reported sales price or bid price on the valuation date. Investments in restricted securities and securities which are not marketable are carried at fair value as determined in good faith by management, in the exercise of its judgement, after taking into consideration various indications of value available to them. These values may differ significantly from the values that ultimately will be realized. As of December 31, 2003, the value of all the Company's securities was $-0-.

     Property and equipment
     Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed under the straight line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Depreciation and amortization expense for the years ended December 31, 2003 and 2002 was $-0- and $101,818, respectively. At December 31, 2003, the Company has disposed of all property and equipment.

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

     Loss per share
     Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted average shares for 2003 and 2002 because their inclusion would be anti-dilutive.

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

     Recently issued accounting pronouncements

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of this statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's financial position or results of operations.

4. NOTES PAYABLE

     During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158. The notes are convertible into common stock at a price equal to 75% of the market price of the common stock, on the conversion date. The value attributable to the beneficial conversion feature, $19,000, was charged to interest expense in 2003.

5. COMMITMENTS

     Technest.com (a subsidiary of Technest Holdings, Inc.) leased office space under a five year operating lease which commenced on April 17, 2000, and was amended for additional space on September 17, 2000. The lease was to expire in April 2005, unless sooner terminated as provided for in the lease. In February 2002, the Company defaulted on its lease provisions and a certificate of deposit of $466,192 was liquidated to satisfy the amounts outstanding under the lease agreement through March 31, 2002. In August 2002 the landlord obtained a judgment against the Company for $1,968,081 for amounts due under the lease agreement. Such amount has been accrued and included in accrued expenses at December 31, 2002.

     Rent expense for the years ended December 31, 2003 and 2002, was $-0- and $2,016,730 (including the judgment for $1,968,081), respectively.

6. STOCKHOLDERS' DEFICIT

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

     On April 1, 2003, the Company entered into an Exchange Agreement with six separate entities who collectively owned 16,261,822 shares of the Company's common stock and who agreed to exchange the same for 522,000 shares of common stock of Corpfin.com, Inc. ("Corpfin") owned by the Company. The 16,261,822 shares are to be retired by the Company upon receipt. The Company's basis in Corpfin was $-0-.

7. COMMON STOCK WARRANTS AND OPTIONS

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

         No options were granted pursuant to the Plan during 2003 and 2002.

         Summary information with respect to stock options and warrants granted is as follows:

                                                              Weighted Average
                                    Number of Shares          Exercise Price
                                   ------------------    -----------------------
Balance, December 31, 2002                 1,259,708             $ 9.34
     Expired                                (340,822)            (26.28)
                                   ------------------    -----------------------
Balance, December 31, 2003                   918,886             $ 3.05
                                   ==================    =======================


The following table summarizes the Company's stock options and warrants outstanding at December 31, 2003:


                       Options  and  warrants   outstanding  and exercisable
                       ------------------------------------------------------
                                           Weighted average     Weighted average
    Exercise price         Number           remaining life       exercise price
 -------------------- ------------------ ---------------------  ----------------
 $      0.10 - 0.35        712,177          2.00                $          0.33
 $      9.63 - 13.13       159,967          1.5                 $         10.00
 $         21.00            46,141          .13                 $         21.00
                       -----------------
                           918,886
                       =================

8. INCOME TAXES

         At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6,000,000, which to expire in 2022. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

         A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                                  2003                2002
                                            ----------------    ----------------
           Tax benefit at statutory rate    $      (724,000)    $    (1,330,000)
           Permanent differences                    724,000           1,330,000
                                            ----------------    ----------------
                                            $          -        $          -
                                            ================    ================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2003 are as follows:

           Net operating loss                          $   2,100,000
           Valuation allowance                            (2,100,000)
                                                       --------------
           Net deferred tax assets                     $        -
                                                       ==============

         For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize.


9.   CONTINGENCIES

     On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation's outcome. However, the Company could be adversely affected if the plaintiff prevails.

     On November 22, 2002, a default Judgement in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of December 31, 2003.

10.  GAIN ON SALE OF SUBSIDIARY

     On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for $1.00. As a result of the sale the Company reversed $2,234,423 of the subsidiary's liabilities, which was recorded as a gain on sale of subsidiary.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for Technest Holdings, Inc., a Nevada corporation (the "Company"), for the fiscal years ended December 31, 2001 and 2000 and the four month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of Registrant contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2001 financial statements contains an explanatory paragraph that states that "the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements the Company has negative working capital of $646,116 at December 31, 2001, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the years ended December 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

            During the two most recent fiscal years and through May 10, 2002, Registrant has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

            The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to May 10, 2002, and through the date of this report, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

              On September 23, 2002, the Company has provided Grassi, with a copy of the disclosures it is making herein in response to Item 304(a) of Regulation S-B, and has requested that Grassi provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to
Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Grassi's letter is attached as an exhibit to this Current Report on Form 8-K.

Item 8a. Controls and Procedures

            As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's management has concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

         Names             Office Held Since     Age   Positions Held and Tenure

         Mark Allen             2002             40            Director
         Ronald E. Wright       2002             47            Director


The biographies of our executive officers and directors are as follows:

Mark Allen, Director

Mr. Allen, age 40, is currently the President and founder of True to Form Lighting, a niche lighting / / architectural products manufacturer. Mr. Allen was appointed to the Board of Technest in April 2002. Mr. Allen's initial career was in the stock brokerage / investment banking industry where he worked for Shearson Lehman / American Express, Paine Webber and A.G. Edwards. In the early 1990's he was Vice President of Corporate Finance and Director of Private Placements of H.J. Myers & Co., an investment-banking firm, where he managed over 20 public equity offerings and established the Private Placements Department. In addition to Technest, Mr. Allen serves on the board of directors of several other corporations.

Ronald Wright, Director

Mr. Wright, age 47, is the acting General Manager and Engineering Manager at True To Form Limited, Inc. from 1998 through 2000. Mr. Wright was the Engineering Manager at Lite-way, Inc from 1996 through 1998 and served as the assistant engineering manage and director of U.L. issues at CSL Lighting Manufacturing, Inc. Mr. Wright holds a BS from the University of Hawaii and received his Masters in Engineering Sciences from BYU, Hawaii. Mr. Wright was appointed to the Board in January 2003

Compliance With Section 16(a) of the Securities Exchange Act of 1934

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

Item 10. Executive Compensation -

Summary Compensation Table. The following table sets forth the aggregate cash compensation paid for services rendered to our company during each of our company's last two fiscal years by all individuals who served as our Company's Executive Officers. . Directors, who are not employees or officers of the Company, are currently compensated for their services in the amount of $350.00 and expenses incurred for attending each meeting of the Board of Directors. Directors who are employees or officers of the Company are not currently compensated for their services as directors.
                                                         Long-Term Compensation
                                                          Annual Compensation
                                                              Restricted
Name and principal position    Year     Salary  Bonus  Other (1)  Stock   Awards
--------------------------- ----------- ------  -----  ---------  ------  ------
Mark Allen, /director       2003 & 2002    0      0         0         0      0
Ronald E. Wright            2003 & 2002    0      0         0         0      0

(1) These amounts reflect the fair market value of shares granted for payment in lieu of cash services rendered.

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

The exercise price of all non-statutory stock options granted under the plan must be at least equal to the 100 of the fair market value of such shares on the date of the grant

As of today, no options have been granted under the plan.

     Option/SAR Grant Table

              The table below sets forth the following information with respect to options granted to the named executive officers during fiscal year 2003 and the potential realizable value of such option grants (1) the number of shares of common stock underlying options granted during the year, (2) the percentage that such options represent of all options granted to the named Executive Officers during the year, (3) the exercise price, and (4) the expiration date.

              OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS

                                                      Percent of Total Options
                                                       Granted to Employees In
                     Number of Securities                Fiscal Year ended
Name              Underlying Options Granted             December 31, 2003
----              --------------------------             -----------------
Mark Allen                  -0-                                  N/A
Ronald E. Wright            -0-                                  N/A

Option Exercises and Values for 2003

The table below sets forth the following information with respect to option exercises during fiscal 2000 by each of the named executive officers and the status of their options at December 31, 2000(1) the number of shares of common stock acquired upon exercise of options during fiscal 2000, (2) the aggregate dollar value realized upon the exercise of such options, (3) the total number of exercisable and non exercisable stock options held at December 31, 2001, and (4) the aggregate dollar value of in-the-money exercisable options at December 31,2001.

                                                  Aggregated Option Values
                                                    On December 31, 2003
                                               Number of Securities Underlying
                                                   Unexercised Options at
Name                Exercisable                December 31, 2003 Unexercisable
----                -----------                -------------------------------
Michael Sheppard      377,063                                   0

1. Values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be $0., the average of the high and low bids for our common stock price on the OTC Bulletin Board on December 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(1)      Security Ownership of Certain Beneficial Owners

(2)      Security Ownership of Certain Management

                The following tabulation shows the security ownership as of March 29, 2004 of (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. As of March 29, 2004, we had 24,908,870 shares of common stock issued and outstanding.

                                    Amount and Nature of            Percent
Name & Address                   Beneficial Percent Ownership       of Class
-------------------------------  ----------------------------    --------------

Mark Allen                                     0                       0
90 Grove Street, Suite 205
Ridgefield, CT 06877

Ronald E. Wright                               0                       0
90 Grove street, Suite 205
Ridgefield, CT 06877

*Jose Auffant                                  0                       0
Suite 1050
3350 Peachtree Road N.E.
Atlanta, GA 30326

**Michael Sheppard                       380,763                       1.5
90 Grove Street, Suite 205
Ridgefield, CT 06877

Greenfield Investment Cons.           12,205,370                      49.0
300 West Belmont
Suite 210
Chicago, IL 60657

Southshore Capital Fund Ltd.           3,107,291                      08.9
Financial Centre
Shirley & Charlotte Streets
P.O. Box CB-13136 Nassau, Bahamas

Garth LLC                              5,599,744                      22.5
C/o Citco
Commercial Centre
P.O. Box 31106 SMB
Grand Cayman, Cayman Islands
British West Indies

The Four Life Trust                   11,572,943                      46.5
City Trust
3rd Floor, Murdoch House
South Quay
Douglas, Isle of Man IMI 5AS


The Rearden Trust                      2,375,685                      09.5
City Trust
3rd Floor, Murdoch House
South Quay
Douglas, Isle of Man IMI 5AS

All Officers and Directors as a
 Group (2 Persons)                             0                     ***0.00%

* Resigned from all positions held effective: March 31, 2003. ** Resigned from all positions held effective December 5, 2002. ***Includes 377,063 options, exercisable until 12/30/05 to purchase a like number of shares at an exercise price of $0.35 per share. See also, Notes to Financial Statements.

Item 12.  Certain Relationships and Related Transactions

None

Item 13. Exhibits, Lists and Reports on Form 8-K (can we eliminate any of these below)

         (a)      Exhibits

31.1     Certification by President

31.2     Certification by Director

32.1     Certification re: Section 906

32.2     Certification re: Section 906

         Reports on Form 8-K

Item 14. Principal Accountant Fees and Services

1. Audit Fees

       The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements, as well as services normally provided by the accountant in connection with statutory or regulatory filings, was $22,000 for the 2003 fiscal year and $45,000 for the 2002 fiscal year.

2. Audit-Related Fees

       There were no fees billed during each of the past two fiscal years for assurance and related services rendered by Sherb & Co, LLP, our principal accountant, reasonably related to the audit or review of our financial statements, that were not included in Item 14(1) above.

3. Tax-Related Fees

       The aggregate fees billed to the Company by Sherb & Co., LLP for services in connection with tax audits during the years ended December 31, 2003 and 2002 totaled $15,000 and $0, respectively.

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

                               Date:       April 15, 2004


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signatures                              Titles                Dates


     /s/ Mark Allen                       Director            April 15, 2004
By: ________________________________
         Mark Allen



     /s/ Ronald E. Wright                 Director              May 15, 2004
By: ________________________________
         Ronald E. Wright