Form 10QSB
period 2004-03-31
TECHNEST HOLDINGS INC
filed 2004-05-17
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
      For the transition period from _________________ to _________________

                        Commission file number 000-27023

                             Technest Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       88-0357272
------------------------------            ---------------------------------
State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                90 Grove Street, Suite 205, Ridgefield, CT 06877
                    (Address of principal executive offices)

          Issuer's telephone number, including area code: 203-431-1611


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of May 14, 2004 is 24,908,870 shares, all in one class of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.        Unaudited Consolidated Balance Sheet at March 31, 2004

               Unaudited Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

               Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

               Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Controls and Procedures

PART II - OTHER INFORMATION


SIGNATURES

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
        Cash                                                  $           1,077
                                                              ==================


                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable and accrued expenses                 $         233,540
        Note payable                                                     57,158
                                                              ------------------
               Total current liabilities                                290,698
                                                              ------------------

Stockholders' Deficit:
        Stockholders' deficit:
          Preferred stock, $.001 par value,
            authorized 5,000,000 shares, issued and
            outstanding 0 shares                                           -
          Common stock, $.001 par value, authorized 495,000
            shares, issued and outstanding 24,908,870 shares             24,908
        Subscription receivable                                          (7,035)
        Additional paid in capital                                   15,114,549
        Accumulated deficit                                         (15,422,043)
                                                              ------------------

               Total stockholders' deficit                             (289,621)
                                                              ------------------

                                                              $           1,077
                                                              ==================










                 See notes to consolidated financial statements
                                        3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004            2003
                                                    -------------  -------------

Revenues:
  Realized gains on sales of investments            $       -      $       -
  Change in unrealized loss on investments                  -              -
  Rental and other income                                   -              -
                                                    -------------  -------------
         Total revenues                                     -              -

General and administrative expenses                        2,952         41,901
                                                    -------------   ------------

Net income (loss)                                   $     (2,952)   $   (41,901)
                                                    =============   ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                             $      (0.00)   $     (0.00)
                                                    =============   ============

  DILUTED                                           $      (0.00)   $     (0.00)
                                                    =============   ============

WEIGHTED AVERAGE NUMBER OF SHARES:
  BASIC                                               41,170,692     41,170,692
                                                    =============   ============

  DILUTED                                             41,170,692     41,170,692
                                                    =============   ============










                 See notes to consolidated financial statements
                                        4

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) from operations           $     (2,952)  $    (41,901)
                                                    -------------  -------------

        Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Changes in assets and liabilities:
            Accounts payable and accrued expenses          3,041          8,076
                                                    -------------  -------------
                                                           3,041          8,076
                                                    -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                         89        (33,825)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITES:
        Purchase of property and equipment                  -              -
                                                    -------------  -------------

NET CASH USED IN INVESTING ACTIVITIES                       -              -
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                                      26,950
                                                    -------------  -------------

NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                -            26,950
                                                    -------------  -------------

NET DECREASE IN CASH                                          89         (6,875)

CASH - BEGINNING OF PERIOD                                   988          6,875
                                                    -------------  -------------

CASH - END OF PERIOD                                $      1,077   $       -
                                                    =============  =============









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

Note 2 - Going Concern

The Company has a working capital deficiency at March 31, 2004 of approximately $289,600 and recorded net losses for the first three months of 2004 of approximately $3,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Contingencies

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitledH & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven
A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action's principal basis appears to be plaintiff's claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. As of March 12, 2004 the court has not rendered a decision.

On December 21, 2002 the Respondent filed a motion to substitute parties and represent himself. As of March 15, 2004 the court has not rendered a decision.


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

Technest Holdings, Inc., ("Technest Holdings" or the "Company") is a Nevada Corporation. The company has its executive offices in Ridgefield, CT. The Company rents these offices on a month to month basis. The Company has withdrawn its certificate to do business as a Business Development Company.

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

On March 25, 2003, the Company sold all outstanding shares of Technest.com, Inc. (the "Subsidiary") to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale the Company reversed $2,101,255 of the subsidiary's liabilities which is recorded as other income during the second quarter 2003.

On April 1, 2003 the Company exchanged all the shares held by it in Corpfin.com, Inc. ("CFNC") with some of the "Technest Shareholders" for all the shares held in Technest Holdings, Inc by these "Technest Shareholders". Technest Holdings, Inc has retired these shares.

Critical Accounting Policies

A summary of significant accounting policies is included in Note 3 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Management believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

Results of operations


Revenues

There were no revenues for the three months ended March 31, 2004 as compared to non-activity for the three months ended March 31, 2003.

 General and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2004 were $2,952 as compared to $41,909 for the three months ended March 31, 2003. The decrease is due to the cessation of operations.

Liquidity and capital resources

Cash and cash equivalents were $1,077 and $-0- at March 31, 2004 and December 31, 2003, respectively.

The Company had a working capital deficiency of $289,621 at March 31, 2004. Net cash used in operating activities was $89 for the three months ended March 31, 2004. Cash used in operating activities was primarily attributable to the net loss of $2,952 off set by an increase in accounts payable and accrued expenses of $3,041. Net cash used in operating activities for the three months ended March 31, 2003 was $33,825.

There was no net cash used in investing activities for the three months ended March 31, 2004 and 2003.

Net cash provided by financing activities was $-0- for the three months ended March 31, 2004 and $26,950 for the three months ended March 31, 2003 both of which consisted of the issuance of a note payable.

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

                  Exhibit 31 and 32 - Certification of Officer

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Technest Holdings, Inc.
                                                -------------------------
                                                    (Registrant)


May 17, 2004
                                                 /s/ Mark Allen
                                                     ----------
                                                     Mark Allen,
                                                     Director