Form 10QSB
period 2004-06-30
TECHNEST HOLDINGS INC
filed 2004-08-12
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of August 11, 2004 is 29,408,870 shares, all in one class of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]












PART I - FINANCIAL INFORMATION

Item 1.       Unaudited Consolidated Balance Sheet at June 30, 2004

              Unaudited Consolidated Statements of Operations for the three months ended June 30, 2004 and 2003

              Unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2003

              Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.       Controls and Procedures

PART II - OTHER INFORMATION


SIGNATURES

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                   (Unaudited)


                                     ASSETS

Current assets:
        Cash                                                  $           1,334
                                                              ==================




                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable and accrued expenses                 $         226,632
        Note payable                                                     67,158
                                                              ------------------

               Total current liabilities                                293,790
                                                              ------------------


Stockholders' Deficit:
        Stockholders' deficit:
          Preferred stock, $.001 par value,
            authorized 5,000,000 shares, issued
            and outstanding 0 shares                                       -
          Common stock, $.001 par value, authorized 495,000
            shares, issued and outstanding 24,908,870 shares             24,908
        Subscription receivable                                          (7,035)
        Additional paid in capital                                   15,114,549
        Accumulated deficit                                         (15,424,878)
                                                              ------------------

               Total stockholders' deficit                             (292,456)
                                                              ------------------

                                                              $           1,334
                                                              ==================


















                 See notes to consolidated financial statements
                                        3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Six Months Ended June 30,                Three Months Ended June 30,
                                     --------------------------------------    --------------------------------------
                                           2004                 2003                2004                 2003
                                     -----------------    -----------------    ----------------    ------------------
Revenues:                            $           -        $           -        $          -        $            -

General and administrative expenses             5,787               88,183               2,835                50,885
                                     -----------------    -----------------    ----------------    ------------------
Loss from operations                           (5,787)             (88,183)             (2,835)              (50,885)
                                     -----------------    -----------------    ----------------    ------------------
Other income                                     -               2,234,429                -                2,234,429
                                     -----------------    -----------------    ----------------    ------------------
Net income (loss)                    $         (5,787)    $      2,146,246     $        (2,835)    $       2,183,544
                                     =================    =================    ================    ==================
NET INCOME (LOSS) PER COMMON SHARE:
       BASIC                         $          (0.00)    $           0.06     $         (0.00)    $            0.05
                                     =================    =================    ================    ==================
       DILUTED                       $          (0.00)    $           0.06     $         (0.00)    $            0.05
                                     =================    =================    ================    ==================
WEIGHTED AVERAGE NUMBER OF SHARES:
       BASIC                               24,908,870           33,039,781          24,908,870            41,170,692
                                     =================    =================    ================    ==================
       DILUTED                             24,908,870           33,039,781          24,908,870            41,170,692
                                     =================    =================    ================    ==================






















                 See notes to consolidated financial statements
                                        4

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Six Months Ended June 30,
                                                        ---------------------------------------
                                                              2004                 2003
                                                        -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) from operations               $         (5,787)   $        2,146,246
                                                        -----------------   -------------------
        Adjustments to reconcile net income (loss) to
         net cash used in operating activities:
               Write-off of liabilities of subsidiary               -               (2,234,429)

        Changes in assets and liabilities:
               Accounts payable and accrued expenses              (3,867)               48,608
                                                        -----------------   -------------------
                                                                  (3,867)           (2,185,821)
                                                        -----------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES                             (9,654)              (39,575)
                                                        -----------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from notes payable                               10,000                32,700
                                                        -----------------   -------------------
NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                                      10,000                32,700
                                                        -----------------   -------------------
NET DECREASE IN CASH                                                 346                (6,875)

CASH - BEGINNING OF PERIOD                                           988                 6,875
                                                        -----------------   -------------------
CASH - END OF PERIOD                                    $          1,334    $             -
                                                        =================   ===================


















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

Note 2 - Going Concern

The Company has a working capital deficiency at June 30, 2004 of approximately $292,456 and recorded net losses for the first six months of 2004 of approximately $6,000. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Contingencies

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven
A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action's principal basis appears to be plaintiff's claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. As of June 12, 2004 the court has not rendered a decision.

On December 21, 2002 the Respondent filed a motion to substitute parties and represent himself. In June, 2004 the court rejected the motion and ordered the Respondent to get outside representation.

Note 4 - Subsequent Event

The Company issued 4,500,000 shares in July and August 2004 in exchange for services rendered.


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

Results of operations


Revenues

There were no revenues for the six months ended June 30, 2004 and June 30, 2003, respectively.

 General and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2004 were $5,787 as compared to $88,183 for the six months ended June 30, 2004. The decrease is due to the cessation of operations.

Other income

During the second quarter of 2003 the Company wrote-off certain liabilities of its subsidiary Technest.com, Inc. The liabilities were a lease payable of $1,968,081 and various accounts payable of $266,348.

Liquidity and capital resources

Cash and cash equivalents were $1,334 and $-0- at June 30, 2004 and December 31, 2003, respectively.

The Company had a working capital deficiency of $292,456 at June 30, 2004. Net cash used in operating activities was $9,654 for the six months ended June 30, 2004. Cash used in operating activities was primarily attributable to the net loss of $5,787 off set by an decrease in accounts payable and accrued expenses of $3,867. Net cash used in operating activities for the six months ended June 30, 2003 was $39,575.

There was no net cash used in investing activities for the six months ended June 30, 2004 and 2003.

Net cash provided by financing activities was $10,000 for the six months ended June 30, 2004 and $32,700 for the six months ended June 30, 2003 both of which consisted of the issuance of a note payable.

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


                                                Technest Holdings, Inc.
                                          ------------------------------------
                                                      (Registrant)


August 11, 2004
                                          /s/ Mark Allen
                                          ------------------------------------
                                              Mark Allen, Director