Form 10QSB
period 2004-09-30
TECHNEST HOLDINGS INC
filed 2004-11-12
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X __ No__

The number of shares outstanding of each of the issuers classes of common stock as of November 12, 2004 is 29,408,870 shares, all in one class of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Balance Sheet at September 30, 2004

          Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2004 and 2003

          Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

          Notes to the Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Controls and Procedures

PART II - OTHER INFORMATION


SIGNATURES

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (Unaudited)


                                     ASSETS
Current assets:
 Cash                                                  $       980
                                                         =========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                 $   227,810
 Note payable                                               67,158
                                                        ----------
        Total current liabilities                          294,968
                                                        ----------
Stockholders' Deficit:
 Preferred stock, $.001 par value,
  authorized 5,000,000 shares, issued and
  outstanding 0 shares                                        -
 Common stock, $.001 par value, authorized 495,000
  shares, issued and outstanding 29,408,870 shares          29,408
 Subscription receivable                                    (7,035)
 Additional paid in capital                             15,200,049
 Accumulated deficit                                   (15,516,410)
                                                        ----------
        Total stockholders' deficit                       (293,988)
                                                        ----------
                                                       $       980
                                                        ==========















                 See notes to consolidated financial statements
                                        3

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                Nine Months Ended September 30,      Three Months Ended September 30,
                                -------------------------------      --------------------------------
                                    2004            2003                  2004               2003
                                -----------      ----------           -----------         ----------
Revenues:                      $     -         $      -             $       -            $     -

General and administrative
 expenses                          97,319          128,517                91,532             40,335
                                ---------       ----------           -----------          ---------
Loss from operations              (97,319)        (128,517)              (91,532)           (40,335)
                                ---------       ----------           -----------          ---------

Other income                         -           2,234,429                  -                  -
                                ---------       ----------           -----------          ---------
Net income (loss)              $  (97,319)     $ 2,105,912          $    (91,532)        $  (40,335)
                                =========       ==========           ===========          =========


NET INCOME (LOSS) PER COMMON SHARE:
       BASIC                   $    (0.00)     $      0.07          $      (0.00)        $    (0.00)
                                =========       ==========           ===========          =========
       DILUTED                 $    (0.00)     $      0.07          $      (0.00)        $    (0.00)
                                =========       ==========           ===========          =========

WEIGHTED AVERAGE NUMBER OF SHARES:
       BASIC                   25,908,870       30,329,477            27,908,870          24,908,870
                               ==========       ==========           ===========          ==========
       DILUTED                 25,908,870       30,329,477            27,908,870          24,908,870
                               ==========       ==========           ===========          ==========
























                 See notes to consolidated financial statements
                                        4

                    TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Nine Months Ended September 30,
                                        -------------------------------
                                            2004             2003
                                        ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) from operations     $   (97,319)     $ 2,105,912

 Adjustments to reconcile net income
  (loss) to net cash used in operating
  activities:
 Write-off of liabilities of subsidiary       -          (2,234,429)
 Stock based compensation                   90,000             -
 Changes in assets and liabilities:
  Accounts payable and accrued expenses     (2,689)          88,942
                                        ------------      ---------
                                            87,311       (2,145,487)
                                        ------------      ---------
NET CASH USED IN OPERATING ACTIVITIES      (10,008)         (39,575)
                                        ------------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                10,000           32,700
                                        ------------      ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       10,000           32,700
                                        ------------      ---------
NET DECREASE IN CASH                            (8)          (6,875)

CASH - BEGINNING OF PERIOD                     988            6,875
                                        ------------      ---------
CASH - END OF PERIOD                   $       980      $       -
                                        ============     ==========




















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

The Company has sold off most of its assets to fund its limited operations including payment of professional fees so as to continue to comply with Exchange Act of '34 Reporting Requirements and on going operations. The Company has also written down all investments and is in the process of closing all operations until it finds an operating company to acquire or merge with . It continues to monitor the investments that are in its investment Portfolio. The Company's objective is to maintain good standing then explore a corporate and entity growth through merger and/or acquisition.

Note 2 - Going Concern

The Company has a working capital deficiency at September 30, 2004 of approximately $294,000 and recorded net losses for the first nine months of 2004 of approximately $97,319. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on its ability to obtain additional debt or equity financing and to generate profits from operations. The Company is continuing to pursue additional equity and debt financing. There are no assurances that the Company will receive additional equity and debt financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Note 4 - Stockholders' Deficit

The Company issued 4,500,000 shares in August 2004 in exchange for services rendered. Such shares have been valued at their fair value and recorded as compensation expense.

Item 2. - Management's Discussion and Analysis of or Plan of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED IN THIS FORM 10-QSB. THIS QUARTERLY REPORT OF FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE ALL STATEMENTS THAT ARE NOT STATEMENTS OF HISTORICAL FACT. YOU CAN IDENTIFY THESE STATEMENTS BY OUR USE OF WORDS SUCH AS "MAY," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE," CONTINUE," `PLANS," OR THEIR NEGATIVES OR COGNATES. SOME OF THESE STATEMENTS INCLUDE DISCUSSIONS REGARDING OUR FUTURE BUSINESS STRATEGY AND OUR ABILITY TO GENERATE REVENUE, INCOME AND CASH FLOW. WE WISH TO CAUTION THE READER THAT ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB ARE ONLY ESTIMATES AND PREDICTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED AS A RESULT OF RISKS FACING US OR ACTUAL EVENTS DIFFERING FROM ASSUMPTIONS UNDERLYING SUCH FORWARD-LOOKING STATEMENTS. SOME FACTORS THAT COULD AFFECT OUR RESULTS INCLUDE THOSE THAT WE DISCUSS IN THIS SECTION AS WELL AS ELSEWHERE IN THIS FORM 10-QSB.
                                        7

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

Results of operations


Revenues

There were no revenues for the nine months ended September 30, 2004 and September 30, 2003, respectively.

 General and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $91,532 as compared to $40,335 for the nine months ended September 30, 2004. The increase was due to the issuance of stock for services rendered.

Other income

During the second quarter of 2003 the Company wrote-off certain liabilities of its subsidiary Technest.com, Inc. The liabilities were a lease payable of $1,968,081 and various accounts payable of $266,348.

Liquidity and capital resources

Cash and cash equivalents were $980 and $-0- at June 30, 2004 and December 31, 2003, respectively.

The Company had a working capital deficiency of $293,989 at June 30, 2004. Net cash used in operating activities was $10,008 for the nine months ended September 30, 2004. Cash used in operating activities was primarily attributable to the net loss of $97,319 off set by an decrease in accounts payable and accrued expenses of $2,689 and stock based compensation of $45,000. Net cash used in operating activities for the six months ended June 30, 2003 was $39,575.

There was no net cash used in investing activities for the nine months ended September 30, 2004 and 2003.

Net cash provided by financing activities was $10,000 for the nine months ended September 30, 2004 and $32,700 for the nine months ended September 30, 2003 both of which consisted of the issuance of a note payable.

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


                                                Technest Holdings, Inc.
                                                -----------------------
                                                     (Registrant)


November 12, 2004
                                                /s/ Mark Allen
                                                ------------------------
                                                 Mark Allen, Director