Form 10QSB/A
period 2004-09-30
TECHNEST HOLDINGS INC
filed 2004-12-20
CIK 1077800

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A



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


                                                Technest Holdings, Inc.
                                                -----------------------
                                                     (Registrant)



December 20, 2004
                                                /s/ Mark Allen
                                                ------------------------
                                                 Mark Allen, Director