Form 10KSB
period 2004-12-31
TECHNEST HOLDINGS INC
filed 2005-04-15
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2004

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 000-27023

Technest Holdings, Inc.
(Exact name of Registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization) 90 Grove Street, Suite 204, Ridgefield, CT (Address of principal executive offices)	88-0357272 (I.R.S. Employer Identification No.) 06877 (Zip Code)

Issuer’s Telephone Number:  [ 203-894-9700 ]

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title or Class)

Check whether the issuer (1) filed all reports required to be filed by  Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [ ] Yes [X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the fiscal year end December 31, 2004 were $0

The number of shares outstanding of each of the issuer’s classes of Common Stock, as of April 8, 2005 is 442,059,447 all of one class of common stock, $.001 par value. Of this number a total of 28,158,870 shares having an aggregate market value of $2,252,710 based on the closing price of the issuer’s common stock of $.08 on April 8, 2005 as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCBB”), were held by non-affiliates* of the issuer.

?

Affiliates for the purpose of this item refers to the issuer’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the issuer’s Common Stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

 442,059,447 shares all of one class of common stock, $.001 par value as of April, 8 2005

Transitional Small Business Disclosure Format (check one):

Yes

   No

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TECHNEST HOLDINGS, INC.

FORM 10-K

TABLE OF CONTENTS

DECEMBER 31, 2004

This annual report on Form 10-KSB contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  You can identify these statements by our use of words such as “may,” “expect,”  “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates.  Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow.  We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions.  Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements.  Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB.  We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

In this annual report on Form 10-KSB, and unless the context otherwise requires “Technest,” the “Company,” “we,” “us” and “our” refer to Technest Holdings, Inc. and its subsidiaries, taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

The information contained  in this report has been adjusted to reflect 1 for 35 reverse stock split of our common stock effective  April 2, 2001 where we exchanged 35 shares of common stock for one new share, thereby reducing the number of shares outstanding.

    _

-#-

PART I

Item 1. Description of Business

Overview

During Fiscal 2004 (the period covered by this report) we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $309,316 and 29,408,870 shares of common stock issued and outstanding.  Our primary attraction to a potential merger partner or acquisition vehicle was expected to be our status as a public company.  Our objective was to maintain good standing while exploring corporate and entity growth or acquisition through merger and/or acquisition.

Recent Corporate Events - Acquisitions Made Subsequent to December 31, 2004

Markland Technologies, Inc (whom we also refer to in this document as Markland), a homeland security and defense contractor, is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. This summary highlights selected information regarding  Markland’s acquisition of a controlling interest in Technest and Technest’s acquisition of Genex Technologies, Inc.,(whom we also refer to in this document as Genex) a private company. These events occurred subsequent to the end of the fiscal year covered by this report.   The acquisitions and the related financing transactions described below, including the issuance of our securities and securities of Technest Holdings, Inc. and the payment of all related fees and expenses, are collectively referred to in this filing as the Genex Transactions.  Additional information regarding the Genex Transactions is available in the Form 8-K we filed with the SEC on February 15, 2005 (SEC File # 000-27023).  As of April 8 , 2005, audited financial statements and unaudited pro forma information for Genex for the fiscal years ended December 31, 2003 and 2004 are not available but  will become available in due course as we comply with our ongoing Exchange Act reporting requirements in accordance with SEC rules.

On February 14, 2005, Markland acquired a controlling interest in Technest. In connection with this transaction, and, at the same time, Technest acquired all of the capital stock of Genex Technologies, Inc., a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors.

Markland's Acquisition Of Technest. Markland acquired 412,650,577 shares of Technest's common stock in exchange for 10,168,764 shares of Markland common stock and Markland’s agreement to issue shares of their common stock upon conversion of Technest Series B preferred stock. The offer and sale of these securities was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules adopted thereunder (the "Securities Act"). As a result of this transaction and as of April 8, 2005 , Markland own approximately 93% of Technest's common stock on a primary basis and approximately 39% of Technest common stock on a fully diluted basis (assuming the conversion of all of Technest's convertible securities and the exercise of all warrants to purchase Technest's common stock).

Robert Tarini, Markland’s Chief Executive Officer and Chairman of the Board, was appointed the Chief Executive Officer and a Director of Technest. Technest's only other director is Mark Allen. Mark Allen resigned as director of Technest on March 30, 2005.  In addition, Gino M. Pereira, Markland’s Chief Financial Officer, was appointed Chief Financial Officer of Technest and Dr. Joseph P. Mackin, Markland’s President and  Chief Operating Officer and a Director of Markland, was appointed President of Technest. Technest’s executive officers will split their time between Markland and Technest. They will not be able to devote all of their time to Technest.

Technest's Financing. Technest financed the acquisition of Genex with the sale of 1,149,425 shares of Technest Series B preferred stock which is convertible into Markland common stock, five-year warrants to purchase up to 242,735,571 shares of Technest common stock for an exercise price of $.0307 per share, and 1,149,425 shares of Technest Series C preferred stock convertible into 242,735,571 shares of Technest's common stock. Technest received gross proceeds of $5,000,000 in this offering. The purchasers in this offering included (i) Southridge Partners, LP, DKR Soundshore Oasis Holding Fund, Ltd., and DKR Soundshore Strategic Holding Fund, Ltd., (ii) ipPartners, Inc., a company controlled by Robert Tarini, the Chief Executive Officer and a director of Technest and Markland, and (iii) other investors. The offer and sale of these securities was made pursuant to Section 4(2) of the Securities Act. In this report, we refer to these investors collectively as the Investors.

Mr. Tarini was one of the investors in this private placement through ipPartners Inc., a company wholly- owned by Mr. Tarini. ipPartners Inc. invested $625,000 in this offering and received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Inc. C preferred stock, and warrants to purchase 30,341,920 shares of Technest common stock.

In connection with the Genex Transactions, the Board of Directors of Technest and the holders of a majority of the common stock of Technest approved a 1 for 211.18 reverse split of Technest's outstanding common stock. The reverse split will become effective not less than 20 days after an information statement relating to the reverse split is filed with the SEC and is mailed to the stockholders of Technest in accordance with Section 14C of the Securities Exchange Act of 1934, as amended, and rules adopted thereunder (the "Exchange Act").  We have not filed this information statement with the SEC.

-#-

Technest's Acquisition Of Genex. Technest paid $3,000,000 in cash and transferred 10,168,764 shares of Markland stock to Jason Geng, the sole stockholder of Genex for all of the capital stock of Genex. As a result of this transaction, Genex Technologies, Inc. became a wholly-owned subsidiary of Technest.  The Merger Agreement provides that Jason Geng’s share consideration will be adjusted to reflect changes in the closing bid price of our common stock in the 10 trading days following February 14, 2005. In addition, the Merger Agreement provides for Mr. Geng to receive a six month unsecured promissory note in the principal amount of $550,000 that accrues interest at the rate of 6% per year. Also, if Genex meets specified revenue goals at the end of each of the first three years following February 14, 2005, the Merger Agreement provides that Technest will pay to Mr. Geng contingent consideration of additional shares of Technest common stock equal to the fair market value of 30% of the difference in Genex's gross revenue during the year proceeding the payment and its gross revenue in 2004. Finally, the Merger Agreement provides that if the Intraoral Technologies are commercialized, Mr. Geng will be entitled to 50% of all profits generated from the Intraoral Technologies for a period of five years following February 14, 2005.

Business Of Genex. Genex, a private company incorporated under the laws of the State of Maryland, was founded in 1995. Genex offers imaging products and complete solutions for three-dimensional imaging and display, intelligent surveillance, and three-dimensional facial recognition. It has both a research and development team as well as two product teams, one with a focus on Government products and one with a focus on commercial products. Genex currently has approximately 20 employees.

 Audited Financial Information Of Technest And Genex. Audited financial statements and unaudited pro forma information for Genex for the fiscal years ended December 31, 2003 and 2004 will become available in due course as we comply with our ongoing Exchange Act reporting requirements in accordance with SEC rules.  The current lack of such information, among other factors, makes an investment in Technest’s common stock speculative.

Company History

Technest Holdings, Inc. is the successor of a variety of business dating back to 1993. We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc.  Prior to December 17, 1996, we had no operations.

Prior to February 2001, we were a development stage media and communications company

On December 17, 1996, Barry Stein purchased a controlling interest in us and changed our name to Financial Intranet, Inc. Financial Intranet, Inc. was primarily a development stage media and communications company with operations in the United States. In March 2000, Financial Intranet, Inc. expanded its operations overseas by purchasing the assets of Longyin Network Technology Co., a Chinese Internet provider.

On February 25, 1999, Financial Intranet, Inc. filed a registration statement on Form SB-2 (File # 333-72975).  The registration statement covered the primary offering of 10,909,091 shares of common stock by Financial Intranet, Inc. and the offering of 8,435,000 shares of common stock by selling security holders.  The Registration Statement was declared effective by the SEC on October 8, 1999.  The offering terminated 6 months after the effective date.

In the second quarter of 2000, due to market conditions, sustained losses and lack of commercial acceptance of its services and products, Financial Intranet, Inc. discontinued its United States operations.

On April 5, 2001, we became a technology company that invested in development stage companies

On March 21, 2001, Financial Intranet Inc. entered into an Agreement and Plan of Reorganization with Technest Inc. (formerly “Technest.com, Inc.”), a privately held company incorporated in Delaware, and its stockholders.  Under the terms of this agreement,

•

Financial Intranet, Inc. acquired all of the outstanding common stock of Technest Inc. and Technest Inc. became a wholly-owned subsidiary of Financial Intranet;

•

the stockholders of Technest Inc. received a total of 33,450,000 shares of Financial Intranet’s common stock in exchange for all the outstanding shares of Technest Inc. common stock they delivered to Financial Intranet, Inc.; and

•

a majority of Financial Intranet’s Board of Directors was composed of Technest Inc. representatives.

In order to carry out its business, we elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  On April 4, 2001, we filed with the SEC an election to be treated as a business development company under the Investment Company Act of 1940 on Form N-54A.

The 1940 Act imposed numerous constraints on our operations as a business development company. For instance, as business development company:

-#-

•

We were required to invest at least 70% of our total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less;

•

the majority of our directors were required to be persons other than “interested persons,” as defined in the 1940 Act; and

•

We could not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless so authorized by the vote of a majority, as defined in the 1940 Act, of our outstanding voting securities.

In June 2001, we changed our name from Financial Intranet Inc. to Technest Holdings, Inc. and changed our stock symbol to “THNS” (OTCBB).

On June 28, 2001, we amended our Restated Articles of Incorporation to increase the number of authorized shares of all classes of our capital stock to 500,000,000 of which 495,000,000 shares, $.001 par value, are common stock and 5,000,000 shares, $.001 par value are preferred stock.

In December 2001, we discontinued our Chinese operations.

In May of 2002, we discontinued our operations

In May of 2002, we discontinued our satellite business in Atlanta, GA and closed and vacated those offices.

Between July and August 2002, with the approval of the Board of Directors, we sold all of our holdings of restricted securities in three investments for $100,000 to Flamboro Court LLC. As of immediately prior to the closing of the August transaction, these holdings represented approximately 68% of the entire portfolio of our holdings of restricted securities.

In February 2003 we distributed to our stockholders an information statement on Schedule 14C in connection with the actions taken by written consent of the holders of 50.34% of our outstanding shares of common stock of record as of October 31, 2002.  The actions approved by written consent were:

•

withdrawal of our election to be treated as a business development company under the Investment Company Act of 1940;

•

authorization to sell all or any part of the securities held by us in various companies or borrow funds, repayment of which is secured by all or any part of those portfolio securities, or any combination of such sales or borrowings; and

•

authorization to effectuate a reverse split of our common stock, $.001 par value, where a number of such shares, (but not more than 100), issued and outstanding as of the date of the stock split will be reclassified as and converted into one (1) share of common stock immediately following the such reverse stock split.

On March 25, 2003, we sold all outstanding shares of Technest.com, Inc. (a subsidiary of Technest Holdings, Inc.) to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale we reversed $2,234,428 of the subsidiary’s liabilities which is recorded as other income during the second quarter 2003.

On April 1, 2003 we exchanged all of our shares in Corpfin.com, Inc. (“CFNC”) with six shareholders in return for 16,261,822 shares of our common stock.  Thereafter we retired these shares.  On October 10, 2003, the Company filed a Form N-54C withdrawing its election to be treated as a business development company.

Between October 10, 2003 and February 14, 2005 we have had no operations.

Employees

As of December 31, 2004 Technest Holdings had one principal officer who was also a Director.

Item 2. Properties

The Company has its executive office in Ridgefield, CT. On November 1, 2004, the company entered into a three year lease at a monthly rental of $1,500 with Southridge  Holdings LLC; who is the beneficial owner of  34,827 shares of Series C preferred stock and 72,820,565  five year warrants to purchase common stock at $0.03 a share.

Item 3. Legal proceedings

-#-

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action’s principal basis appears to be plaintiff’s claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

•

Mr. Sheppard and Ms. Marx assisted defendants Stein and Financial Intranet Holdings (a company owned by Mr. Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

•

Mr. Sheppard and Ms. Marx assisted in defrauding plaintiff with respect to the stock plaintiff claims. Plaintiff seeks damages allegedly sustained because of the alleged fraud.

•

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

•

A derivative claim purportedly on behalf of Technest Holdings, Inc. seeking an order directing the holding of a shareholders meeting and rescission of actions determined to be improper by the Court or its designee. A shareholders meeting was held in December 1998.

•

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

Technest Holdings, Inc., Mr. Sheppard and Ms. Marx believe that the claims against Technest Holdings, Inc., Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Technest Holdings, Inc., Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. We cannot make any assurances about the litigation’s outcome. If the plaintiff prevails against us, we could be adversely affected.

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment.  Trial of this matter is scheduled to begin in June 2005.

On November 22, 2002, a default Judgment in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of December 31, 2004.

The Defense Contract Audit Agency (DCAA) examined Genex’s control environment and overall accounting system controls as of November 23, 2004, prior to the acquisition of Genex by Technest, to assure Genex’s accounting system and related internal controls comply with applicable laws and regulations and are adequate and operating effectively.

The DCAA concluded that Genex’s accounting system is inadequate in part.  Their examination disclosed eight significant deficiencies in Genex’s accounting system that resulted in misclassified costs.  They were:

1.

Contractor does not follow policies and procedures concerning accounting for unallowable costs.

2.

Contractor does not follow policies and procedures concerning accounting for material costs.

3.

Contractor lacks adequate written policies and procedures concerning capitalization of assets.

4.

Contractor does not have adequate policies and procedures to ensure proper segregation of duties in handling its labor costs.

5.

Contractor’s procedure for calculating the proposed hourly labor rate of its employees results in overstated labor costs.

6.

Contractor fails to maintain policies and procedures for classifying the labor categories of its employees.

7.

Employees fail to follow the contractor’s policies and procedures in regards to maintaining timesheets on a current basis.

8.

Contractor’s policy of billing labor costs results in billing the Government for employees that are not employees of Genex.

-#-

Since the acquisition of Genex, the management of Technest has terminated Genex employees responsible for this function and rapidly installed appropriate internal controls and oversight over Genex’s accounting system to ensure that they comply with applicable laws and regulations and are adequate and operating effectively. However, there can be no assurance that as a result of the prior deficiencies, Genex will be allowed to complete certain previous contacts awarded by the Department of Defense and may  be required to refund amounts overbilled to its customers.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business

Issuer Purchases of Equity Securities

Until March 30, 2001 our common stock was traded on the OTC Bulletin Board under the symbol FNTN. On April 2, 2001 our trading symbol was changed to FNIT and in July 2001 it was changed to THNS. Prior to our initial public offering on December 16, 1996, there was no public trading market for such shares. The following table sets forth the high and low closing bid quotations for the Company’s common stock:

Calendar Year	High	Low

2003
First Quarter	$.25	$.02
Second Quarter	$.20	$.02
Third Quarter	$.15	$.05
Fourth Quarter	$.14	$.02

2004
First Quarter	$.13	$.02
Second Quarter	$.02	$.02
Third Quarter	$.06	$.01
Fourth Quarter	$.20	$.01

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Holders of Record

As of April 8, 2005 there were approximately 114 record holders of our company’s common stock.

Purchases of  equity securities by  the Company

During 2004, the Company did not purchase any of its equity securities.

Dividend Policy

We have not paid and do not anticipate paying any dividends on our common stock in the foreseeable future. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year

-#-

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	822,774	$2.30	0
Total	822,774	$2.30	10,000,000

(1)

2001 Stock Option Plan Summary.  Please refer to “Stock Compensation Programs” set forth in Item 10 for a description of the terms of this plan.

(2)

Options and warrants issued without security holder approval as compensation to officers and contractors outside of the 2001 Stock

Option Plan.

Recent Sales of Unregistered Securities

We have completed the following sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2004 that have not been reported on our Quarterly Reports on Form 10-QSB during the year:

On July 28, 2004, the Company issued 1,250,000 restricted shares to Mark Allen, a director and principal officer of the company and 1,250,000 restricted shares to Michael Sheppard, a consultant and former director of the Company for services rendered. The Company valued these shares at their market value on the date of issuance of $.02 per share and recorded consulting expense of $50,000 related to these services. No commissions or fees were paid in connection with the issuance. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale not involving a public offering.

               On August 9, 2004 the Company issued 1,000,000 restricted shares each to Verdi Consulting and Gary Wolff, two consultants for the Company, in lieu of cash compensation for services rendered. The Company valued these shares at their market value on the date of issuance of $.02 per share and recorded consulting expense of $40,000 related to these services. No commissions or fees were paid in connection with the issuance. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale not involving a public offering.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis of our financial condition and results of operations for our financial year ending December 31, 2004 should be read together with our financial statements and related notes included elsewhere in this report.

We call to your attention the fact that, subsequent to the fiscal year cover by this report, we consummated the Genex Transactions on February 14, 2005.  Accordingly results for 2004 and at December 31, 2004 excluded Genex.  Information concerning the Genex Transaction can be found in our Current Report on Form 8-K filed with the SEC on February 15, 2005 (File # 000-27023).   That filing is a public document available on the SEC’s web site at www.sec.gov. We urge you to obtain and read carefully that Form 8-K and the exhibits thereto .  Audited financial statements and unaudited pro forma information for Genex for the fiscal years ended December 31, 2003 and 2004 will become available in due course as we comply with our ongoing Exchange Act reporting requirements in accordance with SEC rules.  The current lack of such information, among other factors, makes an investment in Technest’s common stock speculative.

This section is organized as follows:

•

FORWARD LOOKING STATEMENTS

•

OVERVIEW.  This section provides a general description of Technest, its business and recent developments and events that have occurred since 1993 that we believe are important in understanding our results of operations and financial condition and to anticipate future trends. We have undergone significant changes since 1993.  These events affect the comparability of the results being analyzed.

-#-

•

PLAN OF OPERATIONS.  We did not have revenue from operations in Fiscal 2003 or Fiscal 2004.  As a result, under SEC rules, we are required to provide a plan of operations, which is described in this section.

•

CERTAIN RESULTS OF OPERATIONS.  This section provides an analysis of Technest results of operations for the fiscal years ended December 31, 2004 and December 31, 2003.

•

LIQUIDITY AND CAPITAL RESOURCES.  This section provides an analysis of Technest cash flows for the fiscal years ended December 31, 2004 and December 31, 2003.

•

CRITICAL ACCOUNTING POLICIES.  This section discusses certain critical accounting policies that we consider important to Technest’s financial condition and results of operations, and that required significant judgment and estimates on the part of management in application.

•

 RISK FACTORS.  This section describes risks factors related to our business, results of operations, financial conditions and prospects.

As used in this annual report, the terms “Technest”, “we”, “us”, “our”, and “our company” mean Technest Holdings, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding Technest Holdings, Inc.’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

OVERVIEW

Who we are

As of December 31, 2004, we were a public “shell” company with no operations, net  liabilities totaling $309,316 and 29,408,870 shares of common stock issued and outstanding.  Our primary attraction to a potential merger partner or acquisition vehicle is our status as a public company.  Our objective is to maintain good standing while exploring corporate and entity growth or acquisition through merger and or acquisition. On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc., a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 412,650,577 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc., which offers imaging products and complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and 3D Facial Recognition.

Our History Technest Holdings, Inc. is the successor of a variety of business dating back to 1993. We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc.  Prior to December 17, 1996, we had no operations.

Prior to February 2001, we were a development stage media and communications company

On December 17, 1996, Barry Stein purchased a controlling interest in us and changed our name to Financial Intranet, Inc. Financial Intranet, Inc. was primarily a development stage media and communications company with operations in the United States. In March 2000, Financial Intranet, Inc. expanded its operations overseas by purchasing the assets of Longyin Network Technology Co., a Chinese Internet provider.

On February 25, 1999, Financial Intranet, Inc. filed a registration statement on Form SB-2 (File # 333-72975).  The registration statement covered the primary offering of 10,909,091 shares of common stock by Financial Intranet, Inc. and the offering of 8,435,000 shares of common stock by selling security holders.  The Registration Statement was declared effective by the SEC on October 8, 1999.  The offering terminated 6 months after the effective date.

-#-

In the second quarter of 2000, due to market conditions, sustained losses and lack of commercial acceptance of its services and products, Financial Intranet, Inc. discontinued its United States operations.

On April 5, 2001, we became a technology company that invested in development stage companies

On March 21, 2001, Financial Intranet Inc. entered into an Agreement and Plan of Reorganization with Technest Inc. (formerly “Technest.com, Inc.”), a privately held company incorporated in Delaware, and its stockholders.  Under the terms of this agreement,

•

Financial Intranet, Inc. acquired all of the outstanding common stock of Technest Inc. and Technest Inc. became a wholly-owned subsidiary of Financial Intranet;

•

the stockholders of Technest Inc. received a total of 33,450,000 shares of Financial Intranet’s common stock in exchange for all the outstanding shares of Technest Inc. common stock they delivered to Financial Intranet, Inc.; and

•

a majority of Financial Intranet’s Board of Directors was composed of Technest Inc. representatives.

In order to carry out its business, we elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  On April 4, 2001, we filed with the SEC an election to be treated as a business development company under the Investment Company Act of 1940 on Form N-54A.

The 1940 Act imposed numerous constraints on our operations as a business development company. For instance, as business development company:

•

We were required to invest at least 70% of our total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less;

•

the majority of our directors were required to be persons other than “interested persons,” as defined in the 1940 Act; and

•

We could not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless so authorized by the vote of a majority, as defined in the 1940 Act, of our outstanding voting securities.

In June 2001, we changed our name from Financial Intranet Inc. to Technest Holdings, Inc. and changed our stock symbol to “THNS” (OTCBB).

On June 28, 2001, we amended our Restated Articles of Incorporation to increase the number of authorized shares of all classes of our capital stock to 500,000,000 of which 495,000,000 shares, $.001 par value, are common stock and 5,000,000 shares, $.001 par value are preferred stock.

In December 2001, we discontinued our Chinese operations.

In May of 2002, we discontinued our operations

In May of 2002, we discontinued our satellite business in Atlanta, GA and closed and vacated those offices.

Between July and August 2002, with the approval of the Board of Directors, we sold most of our holdings of restricted securities in three investments for  $100,000 to Flamboro Court LLC. As of immediately prior to the closing of the August transaction, these holdings represented approximately 68% of the entire portfolio of our holdings of restricted securities.

In February 2003 we distributed to our stockholders an information statement on Schedule 14  in connection with the actions taken by written consent of the holders of 50.34% of our outstanding shares of common stock of record as of October 31, 2002.  The actions approved by written consent were:

•

withdrawal of our election to be treated as a business development company under the Investment Company Act of 1940;

•

authorization to sell all or any part of the securities held by us in various companies or borrow funds, repayment of which is secured by all or any part of those portfolio securities, or any combination of such sales or borrowings; and

•

authorization to effectuate a reverse split of our common stock, $.001 par value, where a number of such shares, (but not more than 100), issued and outstanding as of the date of the stock split will be reclassified as and converted into one (1) share of common stock immediately following the such reverse stock split.

-#-

On March 25, 2003, we sold all outstanding shares of Technest.com, Inc. (a subsidiary of Technest Holdings, Inc.) to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale we reversed $2,234,428 of the subsidiary’s liabilities which is recorded as other income during the second quarter 2003.

On April 1, 2003 we exchanged all of our shares in Corpfin.com, Inc. (“CFNC”) with six shareholders in return for 16,261,822 shares of our common stock.  Thereafter we retired these shares.  On October 10, 2003, the Company filed a Form N-54C withdrawing its election to be treated as a business development company.

Between October 10, 2003 and February 14, 2005 we have had no operations.

In February of 2005, we were acquired by Markland Technologies, Inc, and acquired Genex Technologies, Inc.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc., a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 412,650,577 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc., which offers imaging products and complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and 3D Facial Recognition.

Plan of Operations

Prior to the Genex Transactions, our operations were those of a company with no operating business. As a result, management planned to incur the minimum general and administrative costs necessary to support an active public company and continue to seek business opportunities resulting in a merger or acquisition of Technest. Management's business plan is to continue to grow the Genex customer base and revenues and to control and monitor operating expenses and capital expenditures. The Genex Transactions realized net cash in Technest of approximately $400,000. Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Technest to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations. Management believes that the Company’s recently acquired subsidiary, Genex, will operate profitably; however, there can be no assurances that this will be the case.

Results of operations:

Year ended December 31, 2004 compared with the year ended December 31, 2003.

Revenue

The Company had no income during fiscal 2004 or 2003.

Selling, general and administrative expenses and net loss from operations

Selling, general and administrative expenses and net loss from operations for the year ended December 31, 2004 was $111,410 and consisted primarily of compensatory issuances of stock for services rendered.

Selling, general and administrative expenses and net loss from operations for the year ended December 31, 2003 $145,024 and consisted primarily of professional fees.

Other Income

On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for $1.00. As a result of the sale the Company reversed $2,234,423 of the subsidiary’s liabilities, which was recorded as a gain on sale of subsidiary.

Net (Loss)/Profit attributable to shareholders

The net loss attributable to shareholders for the fiscal year 2004 was $(112,508).

The net profit attributable to shareholders for the fiscal year 2003 was $2,067,752. This profit was after accounting for the reversal of liabilities on the sale of a subsidiary of $2,234,428.

Liquidity and Capital Resources

Cash and Working Capital

Our sources of capital have been extremely limited. Cash and cash equivalents were $139 and $988 at December 31, 2004 and December 31, 2003, respectively. The Company had a working capital deficiency of $309,177 at December 31, 2004 and $286,669 at December 31, 2003. Net cash used in operating activities was $10,849 and $63,045 for the years ended December 31, 2004 and 2003, respectively.

-#-

Cash Provided By Financing Activities

Net cash provided by financing activities for the years ended December 31, 2004 and 2003 of $10,000 and $57,158, respectively, consisted of proceeds from notes payable.

Sources of Liquidity

During Fiscal 2004, we have satisfied our cash requirements primarily through loans, as well as the issuance of common stock in lieu of payment for services.

 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2004, the Company had negative working capital in the amount of $309,177 and an accumulated deficit of $15,531,599.

Our ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments that might be necessary as a result of the above uncertainty. While Technest has experienced operating losses in the past, due to the acquisition of Genex, management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management's business plan is to continue to grow the Genex customer base and revenues and to control and monitor operating expenses and capital expenditures. In addition, subsequent to year end, Technest consummated a financing through which we realized net cash of approximately $400,000.

Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Technest to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

Management believes that the Company’s recently acquired subsidiary, Genex, will operate profitably; however, there can be no assurances that this will be the case. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Commitments and Contingencies

Facilities

The Company has its executive office in Ridgefield, CT. On November 1, 2004, the company entered into a three year lease at a monthly rental of $1,500 with Southridge Holdings LLC; who is the beneficial owner of  34,827 shares of Series C preferred stock and 72,820,565  five year warrants to purchase common stock at $0.03 a share.

Legal

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

On November 22, 2002, a default Judgement in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of December 31, 2004.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

-#-

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, note payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

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

Loss per share

Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted average shares for 2004 and 2003 because their inclusion would be anti-dilutive.

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

In December 2003, the FASB issues FASB Interpretation No. 46R ("FIN 46R"),"Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments or goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity  instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Technest will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Technest had included the fair value of employee stock options in these financial statements, the net loss for years ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

-#-

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this prospectus, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.  This section is organized as follows: (i) risks related to our business, financial condition and results of operations, (ii) risks related to investing in low priced stock,(iii) risks relating to investing in a controlled company;  (iv) risks related to capital structure.

RISKS RELATED TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have an accumulated deficit, history of losses  and may have continued losses for the foreseeable future with no assurance of profitability; therefore investors may lose their entire investment

We have had net operating losses each year since its inception. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. As of December 31, 2004 we had an accumulated deficit of $15,531,599.  During Fiscal 2004, we sustained losses equal to$112,508.We will need to generate significant revenues to achieve profitability, which may not occur. We expect operating expenses to increase as a result of the further implementation of our plan.  Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Our independent auditors believe there is substantial doubt we can continue as a going concern

As shown in the audited financial statements included in this annual report on form 10-KSB for the fiscal year ended December 31, 2004, we had negative working capital of approximately $309,177 and an accumulated deficit of approximately $$15,531,599  incurred through December 31, 2004.  Our independent auditors believe there is substantial doubt that we can continue as a going concern. As a result, you may lose your entire investment.

We have a history of losses. Although we now have revenues with the acquisition of Genex Technologies there is no assurance that we will operate profitably. If we continue to experience losses, an investment in our common stock is at risk of being lost.

We may be unable to obtain additional capital required to fund our operations and finance our growth.

         The development of our technologies may require additional capital. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital, we may have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

We may fail to realize some or all of the anticipated benefits from the acquisition of Genex

         Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected order rates from customers of Genex, unanticipated costs, deterioration in the U.S. economy and other factors. In addition, the integration of the Genex business and operations with those of Technest may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Genex’s existing businesses or customer base.

RISKS RELATED TO INVESTING IN LOW- PRICED STOCK

It may be difficult for you to resell your shares of common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ National Market System. It is quoted on the less recognized OTC Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares.

-#-

  In the absence of a trading market, you may be unable to liquidate your investment in our stock.

Our common stock is “penny stock”, with the result that trading of our common stock in any secondary market may be impeded.

Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to SEC rules imposing additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.  These factors severely limit the liquidity, if any, of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

(a)

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws;

(c)

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)

contains a toll-free telephone number for inquiries on disciplinary actions;

(e)

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)

contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a)

bid and offer quotations for the penny stock;

(b)

the compensation of the broker-dealer and its salesperson in the transaction;

(c)

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)

a monthly account statements showing the market value of each penny stock held in the customer’s account.

Also, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

We cannot predict the extent to which investor interest in our stock or a business combination, if any, will lead to an increase in its market price or the development of an active trading market or how liquid that market, if any, might become.

RISKS  RELATED TO INVESTING IN A CONTROLLED COMPANY

Our principal stockholders controls the affairs of our company.  If you are a minority shareholder, you will not have the ability to influence the affairs of our company.

Our principal stockholder Markland Technologies Inc. controls 93% of  the company’s outstanding shares of common stock.  As a result they direct the affairs of the company through the appointment of our executive officers and directors

Your rights as a holder of common stock will be subject to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future.

Our board of directors has the authority to issue, without any further vote or action by you and the other common stockholders, a total of up to 5,000,000 shares of preferred stock and to fix the rights, preferences, privileges, and restrictions, including voting rights, of the preferred stock, which typically are senior to the rights of the common stockholders.  Your rights as a holder of common stock will be subject

-#-

to, and may be adversely affected by, the rights of the holders of the preferred stock that have been issued or might be issued in the future. Furthermore, holders of preferred stock may have other rights, including economic rights, senior to the holders of our common stock. This could delay, defer or prevent a change in control. As a result, the existence and issuance of preferred stock could have a material adverse effect on the market value of the common stock.

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

Technest's executive officers will not spend full time operating our business.

Technest's Chief Executive Officer, Chief Financial Officer and one of its Directors are also officers and Directors of other companies,

including Markland. As a result, they may not be able to devote their full time to Technest. As a result of their participation in business activities of other companies, their limited attention to Technest may delay the development of Technest's business.

RISKS RELATED TO CAPITAL STRUCTURE

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF TECHNEST'S COMMON STOCK,

AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUTSTANDING STOCK IN THE PUBLIC MARKETPLACE COULD

REDUCE THE PRICE OF TECHNEST'S COMMON STOCK.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, Technest is obligated to file three (3) registration statements with the Securities and Exchange Commission within 75-105 days from February 14, 2005. These registration statements will cover the subsequent resale of outstanding any shares of common stock or shares of common stock underlying warrants or preferred stock issued or to be issued in connection with the acquisition of Genex and related transactions. The mean average daily volume of Technest since January 3 of 2005 is approximately 14,128 shares. The market may not be able to absorb all of the shares that Technest expects to register within 75-105 days from February 14, 2005. This may cause the price of Technest to decrease.

Item 7. Financial Statements

The Company's Annual  Financial Statements, Notes to Financial Statements and the report of Sherb & Co., L.L.P., independent certified public accountants with respect thereto, referred to in the Table Of Contents to Financial Statements, appear elsewhere in this report beginning on page F-1.

TECHNEST HOLDINGS, INC.

FINANCIAL STATEMENTS

INDEX

Page Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
FINANCIAL STATEMENTS
Balance Sheet	F-3
Statements of Operations	F-4
Statements of Stockholders’ Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 to F-13

-#-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Technest Holdings, Inc. and Subsidiary

We have audited the accompanying balance sheet of Technest Holdings, Inc.  as of December 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003 for Technest Holdings Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. as of December 31, 2004, and the results of its operations, stockholders' deficit and its cash flows for the years ended December 31, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has negative working capital of $309,177 and an accumulated deficit of $15,531,599 at December 31, 2004, and has incurred recurring operating losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

--------------------

Certified Public Accountants

New York, New York

March 28, 2005

-#-

TECHNEST HOLDINGS, INC.

 BALANCE SHEET

DECEMBER 31, 2004

ASSETS

Current assets:

Cash	$ 139
$ 139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 242,158
Notes payable	67,158
Total current liabilities	309,316

Stockholders' deficit:
Preferred stock, $.001 par value, authorized 5,000,000 shares, issued and outstanding 0 shares	-
Common stock, $.001 par value, authorized 495,000,000 shares, issued and outstanding 29,408,870 shares	29,408
Subscription receivable	(7,035)
Additional paid in capital	15,200,049
Accumulated deficit	(15,531,599)
Total stockholders' deficit	(309,177)

$ 139

See notes to financial statements

-#-

TECHNEST HOLDINGS, INC.

 STATEMENT OF OPERATIONS

	Years Ended December 31,
	2004	2003
Revenues	$ -	$ -
General and administrative expenses	104,818	145,024
Loss from operations	(104,818)	(145,024)

Other income (expenses):
Gain on sale of subsidiary	-	2,234,428
Interest expense	(7,690)	(21,652)
Total other income(expenses)	(7,690)	2,212,776

Net income(loss)	$ (112,508)	$ 2,067,752

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$ 0.00	$ 0.07

DILUTED	$ 0.00	$ 0.07

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC	26,795,171	28,974,326

DILUTED	26,795,171	29,528,046

See notes to financial statements

-#-

TECHNEST HOLDINGS, INC.

 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Accumulated	Subscription
	Shares	Amount	Paid In Capital	Deficit	Receivable	Total
Balance, January 1, 2003	41,170,692	$41,170	$15,079,287	$(17,486,843)	$(7,035)	$(2,373,421)
Retirement of common stock	(16,261,822)	(16,262)	16,262	-	-	-
Beneficial conversion feature	-	-	19,000	-	-	19,000
Net income	-	-	-	2,067,752		2,067,752
Balance, December 31, 2003	24,908,870	24,908	15,114,549	(15,419,091)	(7,035)	(286,669)
Issuance of common stock For services rendered	4,500,000	4,500	85,500			90,000
Net loss				(112,508)		(112,508)
Balance, December 31, 2004	29,408,870	$29,408	$15,200,049	$(15,531,599)	$(7,035)	$(309,177)

See notes to financial statements

-#-

TECHNEST HOLDINGS, INC.

 STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES: Net Income (loss) from operations	$(112,508)	$2,067,752
Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of subsidiary	-	(2,234,428)
Stock based compensation	90,000	-
Beneficial Conversion feature	-	19,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	11,659	84,631
	101,659	(2,130,797)

NET CASH USED IN OPERATING ACTIVITIES	(10,849)	(63,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	57,158

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	57,158

NET DECREASE IN CASH	(849)	(5,887)
CASH – BEGINNING OF YEAR	988	6,875
CASH – END OF YEAR	$ 139	$ 988

CASH PAID FOR:
Interest	$ -	$ -
Taxes	$ -	$ -

See notes to financial statements

-#-

TECHNEST HOLDINGS INC.

NOTES TO  FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

1. ORGANIZATION

Technest Holdings Inc. (the "Company") changed its name from Financial Intranet Inc., in June 2001. The Company, formerly Wees Wees , Inc. (which was formerly Alexis & Co.), was incorporated in Nevada on December 16, 1993.

On December 17, 1996, Barry Stein purchased a controlling interest in us and changed our name to Financial Intranet, Inc. Financial Intranet, Inc. was primarily a development stage media and communications company with operations in the United States. In March 2000, Financial Intranet, Inc. expanded its operations overseas by purchasing the assets of Longyin Network Technology Co., a Chinese Internet provider.

On February 25, 1999, Financial Intranet, Inc. filed a registration statement on Form SB-2.  The registration statement covered the primary offering of 10,909,091 shares of common stock by Financial Intranet, Inc. and the offering of 8,435,000 shares of common stock by selling security holders.  The Registration Statement was declared effective by the SEC on October 8, 1999.  The offering terminated 6 months after the effective date.

In the second quarter of 2000, due to market conditions, sustained losses and lack of commercial acceptance of its services and products, Financial Intranet, Inc. discontinued its United States operations.

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

In June 2001, we changed our name from Financial Intranet Inc. to Technest Holdings, Inc.

On June 28, 2001, we amended our Restated Articles of Incorporation to increase the number of authorized shares of all classes of our capital stock to 500,000,000 of which 495,000,000 shares, $.001 par value, are common stock and 5,000,000 shares, $.001 par value are preferred stock.

In December 2001, we discontinued our Chinese operations.

In May of 2002, we discontinued our satellite business in Atlanta, GA and closed and vacated those offices.

Between July and August 2002, with the approval of the Board of Directors, we sold most of our holdings of restricted securities in three subsidiaries  for $100,000 to Flamboro Court LLC. As of immediately prior to the closing of the August transaction, these holdings represented approximately 68% of the entire portfolio of our holdings of restricted securities.

On April 1, 2003 we exchanged all of our shares in Corpfin.com, Inc. (“CFNC”) with six shareholders in return for 16,261,822 shares of our common stock.  Thereafter we retired these shares.  On October 10, 2003, the Company filed a Form N-54C withdrawing its election to be treated as a business development company. As of that date Technest Holdings Inc no longer had any subsidiaries or investments.

Between October 10, 2003 and February 14, 2005 we have had no operations.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (Markland), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 412,650,577 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (Genex) which offers imaging products and complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and 3D Facial Recognition.

-#-

2. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, at December 31, 2004, the Company had negative working capital in the amount of $309,177 and an accumulated deficit of $15,531,599.

Technest's ability to continue as a going concern remains dependent upon the ability to obtain additional financing or through the generation of positive cash flows from continuing operations. These financial statements do not include any adjustments that might be necessary as a result of the above uncertainty. While Technest has experienced operating losses in the past, due to the acquisition of Genex, management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management's business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. In addition, subsequent to year end, Technest consummated a financing through which we realized net cash of approximately $400,000.

Management believes that the business as currently constituted will produce positive cash flow which, together with the current cash levels, will enable Technest to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

Management believes that the Company’s recently acquired subsidiary, Genex, will operate profitably; however, there can be no assurances that this will be the case. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts payable, note payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

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

Loss per share

Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) by the weighted common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the weighted average shares for 2004 because their inclusion would be anti-dilutive.

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

-#-

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

In December 2003, the FASB issues FASB Interpretation No. 46R ("FIN 46R"),"Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation" ("SFAS No. 123R"). SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments or goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity  instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for small business issuers the first interim reporting period that begins after December 15, 2005. Accordingly, Technest will adopt SFAS No. 123R commencing with the quarter ending March 31, 2006. If Technest had included the fair value of employee stock options in these financial statements, the net loss for years ended December 31, 2004 and 2003 would have been as disclosed above. Accordingly, the adoption of SFAS No. 123R is expected to have a material effect on our financial statements.

4. NOTES PAYABLE

During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158. The notes are convertible into common stock at a price equal to 75% of the market price of the common stock, on the conversion date. The value attributable to the beneficial conversion feature, $19,000, was charged to interest expense in 2003. On February 8, 2005 this note was satisfied by the issuance of preferred stock.( see note 11)  In April 2004, the Company issued an 8% demand note in the principal amount of $10,000.  Interest expense related to these notes for the years ended December 31, 2004 and 2003, was $7,690 and $21,652   respectively.

5. COMMITMENTS

The Company has its executive office in Ridgefield, CT. On November 1, 2004, the company entered into a three year lease at a monthly rental of $1,500.

Minimum future rental commitments:

2005

$18,000

2006

$18,000

2007

$16,500

Rent expense for the years ended December 31, 2004 and 2003, was $2,800 and $-0 respectively.

6. STOCKHOLDERS' DEFICIT

On June 28, 2001, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of all classes of capital stock of the Company to 500,000,000 of which 495,000,000 shares, $.001 par value, are common stock and 5,000,000 shares, $.001 par value are preferred stock.

On April 1, 2003, the Company entered into an Exchange Agreement with six separate entities who collectively owned 16,261,822 shares of the Company's common stock and who agreed to exchange the same for 522,000 shares of common stock of Corpfin.com, Inc. ("Corpfin") owned by the Company. The 16,261,822 shares were retired by the Company. The Company's basis in Corpfin was $-0-.

On July 28, 2004, the Company issued 1,250,000 restricted shares to Mark Allen, a director and principal officer of the company and 1,250,000 restricted shares to Michael Sheppard, a consultant and former director of the Company for services rendered. The Company valued these shares at their market value on the date of issuance of $.02 per share and recorded consulting expense of $50,000 related to these services.

On August 9, 2004 the Company issued 1,000,000 restricted shares each to Verdi Consulting and Gary Wolff, two consultants for the Company, in lieu of cash compensation for services rendered. The Company valued these shares at their market value on the date of issuance of $.02 per share and recorded consulting expense of $40,000 related to these services.

-#-

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

The exercise price of all Non-Statutory Stock Options granted under the Plan must be at least equal to 80% of the fair market value of such shares on the date of the grant.

No options were granted pursuant to the Plan during 2004 and 2003.

Summary information with respect to stock options and warrants granted is as follows:

	Number of Shares	Exercise Price
Balance, December 31, 2002	1,259,708	$ 9.34
Expired	(340,822)	(26.28)

Balance, December 31, 2003	918,996	$ 3.05
Expired	(96,252)	(21.00)

Balance, December 31, 2004	822,744

Weighted Average exercise price		$ 2.39

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2004

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 0.35	662,777	12/31/2005
$ 9.63	143,209	07/23/2005
$ 21.00	16,758	03/26/2005
	822,744

Weighted average remaining life		0.9 years

As of December 31, 2004 all options are exercisable

-#-

8. INCOME TAXES

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,000,000, which to expire in 2023. The Company's net operating loss carryforwards may be subject to certain limitations on annual utilization in the event of changes in ownership of the Company. These limitations could significantly reduce the amount of the net operating loss carryforwards available to the Company in the future.

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

	2004	2003
Tax benefit at statutory rate	$ (39,000)	$ (724,000)
Permanent differences	39,000	724,000
	$ -	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2004 are as follows:

Net operating loss	$ 3,500,000
Valuation allowance	(3,500,000)
Net deferred tax assets	$ -

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

On November 22, 2002, a default Judgement in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of December 31, 2004.

10. GAIN ON SALE OF SUBSIDIARY

On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for $1.00. As a result of the sale the Company reversed $2,234,423 of the subsidiary's liabilities, which was recorded as a gain on sale of subsidiary.

-#-

11. SUBSEQUENT EVENTS

Designation of Series A Preferred Stock

On February 8, 2005, the Company's board of directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock.

The Company filed a Certificate of Designation for the Series A Preferred Stock with the Nevada Secretary of State on February 8, 2005. The Series A Convertible Preferred Stock is non interest bearing, and is not entitled to receive dividends. Should a liquidation event occur, the Series A Preferred Stock automatically converts into our Common Stock. The holders of Series A Preferred Stock will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 1,000,000 shares of common stock provided that, following such conversion, the total number of shares of Common Stock then beneficially owned by such holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of Common Stock. A copy of the Certificate of Designation of the Series A Preferred Stock is filed as Exhibit 4.1 hereto and incorporated herein by reference.

 On February 8, 2005, we entered into an Exchange Agreement (the "Exchange Agreement") a Securities Purchase Agreement with Garth LLC pursuant to which we agreed to issue 99.325 shares of our Series A Preferred Stock in exchange for $25,000 in cash and the surrender of certain of our 8% Promissory Notes held by Garth LLC (the "Notes"). As of December 31, 2004, the Notes had an aggregate outstanding principal balance plus accrued interest of $74,325. No penalties were paid in connection with the exchange and cancellation of the Notes. We received net cash proceeds of $25,000 from this private placement. We intend to use the proceeds from this offering for working capital and to reduce our debt.

On February 8, 2005, we entered into a Securities Purchase Agreement with Verdi Consulting, Inc. pursuant to which we sold twenty five (25) shares of our Series A Convertible Preferred Stock for the aggregate consideration of $25,000. We received net proceeds of $25,000 from this private placement. We intend to use the proceeds from this offering for working capital and to reduce our debt. The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended (the "Act"). Verdi Consulting, Inc. is an "accredited investor" within the meaning of Regulation D.

Verdi Consulting is entitled to have the shares of Common Stock issuable upon conversion of the Series A Shares included in our next registration statement filed with the Securities and Exchange Commission (the "SEC"). These piggy-back registration rights expire when the shares of Common Stock issued pursuant to conversion of the Series A Shares can be sold without volume restrictions pursuant to Rule 144(k) of the Act.

Investment by Markland Technologies Inc and acquisition of Genex Technologies, Inc.

 On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (Markland), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act.

Markland's investment in Technest was effected pursuant to the terms of a Securities Purchase Agreement between Markland and Technest, dated February 14, 2005 (the "Markland Securities Purchase Agreement"). In accordance with the terms of the Markland Securities Purchase Agreement, on February 14, 2005, Technest issued to Markland 412,650,577 shares of its common stock (before the Reverse Split) in exchange for 10,168,764 shares of Markland common stock and Markland agreed to issue shares of common stock upon conversion of Technest's Series B Preferred Stock (which, together with the Technest Series C Preferred Stock and warrants, was sold to the Investors in the Investor Financing described below. The issuance of these securities was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

Technest used the shares of common stock paid to it by Markland to fund a portion of the merger consideration paid to Jason Geng, the sole shareholder of Genex  Markland intends to hold Technest's common stock as an asset. Markland does not intend to take Technest private.

The Technest Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425.

After giving effect to the consummation of the Transactions, Markland beneficially owns approximately 93% of the outstanding shares of Technest's outstanding common stock, on a primary basis, and 39% of Technest's outstanding common stock, on a fully diluted basis.

-#-

The Investor Financing was effected pursuant to the terms of a Securities Purchase Agreement, dated February 14, 2005 (the "Investor Securities Purchase Agreement"), between the Investors and Technest. Technest raised $5,000,000 through this financing. The proceeds of this financing were used to fund the acquisition of Genex, pay transactions costs and fund working capital. Although Markland is not a party to the Investor Securities Purchase Agreement, Markland has agreed to issue shares of its common stock upon conversion of Technest Series B Preferred Stock sold under this agreement and to register the resale of such common stock by the Investors.

On February 14, 2005, immediately after the acquisition by Markland of a controlling interest in Technest, the Investors consisting of Southridge Partners LP, Southshore Capital Fund Limited, Verdi Consulting, Inc., ipPartners, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP (collectively, the "Investors") paid $5,000,000 in cash for 1,149,425 shares of Technest Series B Preferred Stock, five-year warrants to purchase up to 242,735,571 shares of Technest common stock for an exercise price of $.0307 per share (before the Reverse Split), and 1,149,425 shares of Technest Series C Preferred Stock convertible into 242,735,571 shares of Technest's common stock (before the Reverse Split). After the Reverse Split, the warrants will be exercisable for 1,149,425 shares of Technest common stock and the Series C Preferred Stock will be convertible into 1,149,425 shares of Technest common stock. These securities were sold in units for a price of $4.35 per unit each.

Each unit consists of one share of Series B Preferred Stock; one share of Series C Preferred Stock and a warrant to purchase up to 211.18 shares of Technest's common stock.

The issuance and sale of the securities were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were issued only to "accredited investors" within the meaning of Rule 501 of Regulation D.

The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425. Market Price means the average closing bid for the 20 previous trading days. Markland common shares held by the holders of Series B Preferred Stock and its affiliates may not exceed 4.999% of the outstanding shares of Markland common stock. The holder may demand a waiver of this limitation but such waiver will not be effective for 65 days after the request, is limited to the holder itself and only allows the holder to hold up to 9.999% of the outstanding Markland common stock. Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends, are not redeemable and are convertible into Markland common stock.

The Series C Preferred Stock is convertible at the option of the stockholder at any time. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is $.0102993 (before the Reverse Split). After the Reverse Split the Series C Conversion Price will be $2.175. Upon conversion, the aggregate number of shares of Technest common stock held by the holder of Series C Preferred Stock and its affiliates may not exceed 4.999% of the outstanding Technest common stock. The holder may demand a waiver of this limitation but such waiver will not be effective for 65 days after the request, is limited to the holder itself and only allows the holder to hold up to 9.999% of the outstanding Technest common stock. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, are not redeemable by Technest and are convertible into Technest common stock.

Technest has agreed to issue additional shares of its common stock to the Investors if the units do not have a market value of $6.50 at the end of one year. For each unit an Investor continues to hold on February 14, 2006, Technest will issue to the Investor a number of shares of common stock calculated in accordance with the following formula: (Units Held on Reset Date) x [(Adjustment Price) - Combined Market Price)]

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005 (the "Merger Agreement"), by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. A copy of the Merger Agreement was reported on Form 8-K

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH, a wholly-owned subsidiary of Technest, merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. In addition, Mr. Geng received a six month unsecured promissory note in the principal amount of $276,317 that pays interest at the rate of 6% per annum. Jason. Geng's share consideration will be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement.

Genex Technologies, Inc. offers imaging products and complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and 3D Facial Recognition.

-#-

The Defense Contract Audit Agency (“DCAA”) audited the accounting system controls of our wholly owned subsidiary Genex Technologies, Inc. as of November 23, 2004.  The DCAA’s examination disclosed significant deficiencies in Genex’s accounting sytem that resulted in misclassified costs.  Since the acquisition of Genex, the management of the Company as terminated the Genex employees responsible for this function and installed internal controls and oversight over Genex’s accounting system that management believes will ensure that it complies with applicable laws and regulations and is adequate and operating effectively.  As a result of this audit Genex could be prevented from completing certain previous contracts awarded by the Department of Defense and may be required to refund amounts overbilled to its customers.

Resignation and appointment of Director

On March 30, 2005, Mark Allen resigned from our Board of Directors. Mr. Allen's resignation became effective upon our receipt of his resignation letter on March 30, 2005. Mr. Allen's resignation is not due to a disagreement with the Company or any matter relating to the Company's operations, policies or practices.

Prior to February 14, 2005, Mr. Allen had been the sole director of the Company for approximately 1 month. As the Company had no operations or officers during that time, Mr. Allen certified all periodic reports filed with the SEC. On April 1, 2005, we appointed our President, Joseph P. Mackin, to our Board of Directors. Dr. Mackin currently serves as the President of our wholly owned subsidiary Genex Technologies, Inc., a Maryland corporation, as well as being a Director and the President of our majority shareholder, Markland Technologies, Inc., a Florida corporation. Dr. Mackin has been employed by EOIR Technologies, Inc., a Virginia corporation and a wholly owned subsidiary of Markland, since 2000 and is currently the President and CEO of EOIR.

-#-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a. Controls and Procedures

Based on our management's evaluation, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

This evaluation was conducted by Gino Pereira, our Chief Financial Officer appointed on February 14, 2005.  Mark Allen, our director and executive officer during 2004 resigned on March 30, 2005.  Mark Allen executed the certifications required under Sections 302 and 906 of the Securities Act filed in our annual report for the fiscal year ended Fiscal 2003. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters prior to the Genex Transactions, the Company in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, which include additional administrative personnel provided by Markland the risks associated with limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

Changes in Internal Controls Over Financial Reporting

There is no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION.

On January 14, 2005 we entered into a lease with Southridge Holdings LLC for our executive offices.  The lease has an effective date of November 1, 2004 and a term of three years.  Under the terms of the lease, we are required to pay Southridge Holdings LLC $1,500 per month as rent.

On January 2, 2005 Ronald Wright resigned from our board of directors.  Mr. Wrights resignation was not the result of a disagreement with the registrant on any matter related to the registrant’s operations, policies or practices, or for cause.

-#-

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following tables set forth information regarding our executive officers and the members of our board of directors during fiscal 2004 and subsequent to December 31, 2004.  The name, age and present principal occupation or employment, and material occupations, positions, offices or employment for the past five years, for each of our directors and executive officers, are set forth below.

DIRECTORS AND OFFICERS FOR FISCAL YEAR 2004

Name	Age	Position	Year Began
Mark Allen	41	Principal Officer, Director	2002
Ronald Wright	48	Director	2003

MARK ALLEN, was appointed to the Board of Technest in April 2002.  Between December 2002 and February 14, 2005, Mr. Allen acted in the capacity of our principal officer.  Mr. Allen also serves on the board of directors of Global Matrechs, Inc., a public company with a class of equity securities registered under Section 12 of the Exchange Act. Mr. Allen is also the President and founder of True to Form Lighting, a niche lighting architectural products manufacturer. Mr. Allen's initial career was in the stock brokerage / investment banking industry where he worked for Shearson Lehman / American Express, Paine Webber and A.G. Edwards. In the early 1990's he was Vice President of Corporate Finance and Director of Private Placements of H.J. Myers & Co., an investment-banking firm, where he managed over 20 public equity offerings and established the Private Placements Department. Mr. Allen resigned effective March 30, 2005.

RONALD WRIGHT, was appointed to the Board of Technest in January 2003. He is the acting General Manager and Engineering Manager at True To Form Limited, Inc. from 1998 through 2000. Mr. Wright was the Engineering Manager at Lite-way, Inc from 1996 through 1998 and served as the assistant engineering manager and director of U.L. issues at CSL Lighting Manufacturing, Inc. Mr. Wright holds a BS from the University of Hawaii and received his Masters in Engineering Sciences from BYU, Hawaii. Mr. Wright resigned from our board of directors effective January 2, 2005.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT

OF PRINCIPAL OFFICERS

On February 14, 2005, upon consummation of the transactions, Robert Tarini, Markland's Chief Executive Officer and Director, was appointed as the Chairman of the Board of Directors and the Chief Executive Officer of Technest, Gino M. Pereira, Markland's Chief Financial Officer of

Technest, was appointed as the Chief Financial Officer and Dr. Joseph P. Mackin, Markland's Chief Operating Officer, was appointed as the

President of Technest.  On April 1, 2005, we appointed our president, Joseph P. Mackin to our Board of Directors.

BOARD OF DIRECTORS FOLLOWING CONSUMMATION OF THE TRANSACTIONS

The following table contains information regarding the Company's Directors and executive officers following consummation of the

Transactions. The name, age and present principal occupation or employment, and material occupations, positions, offices or employment for the past five years, for each of the Directors and executive officers of Technest Directors, are set forth below.

Name	Age	Position	Year Began
Robert Tarini	45	Chief Executive Officer and Chairman of the Board of Directors	2005
Joseph P. Mackin	57	President, Director	2005
Gino M. Pereira	47	Chief Financial Officer	2005

ROBERT TARINI was appointed Chief Executive Officer and Chairman of the Board of Directors of Technest on February 14, 2005.He has served as Markland's Chief Executive Officer since November 14, 2003 and as Markland's Chairman of the Board of directors since December 9, 2002. In April 2003, Mr. Tarini founded Syqwest Inc., a firm which specializes in the design and manufacture of acoustic remote sensing devices utilized in marine and land based applications. In April 2001, Mr. Tarini founded Trylon Metrics Corp., a developer of acoustic remote sensing technology, and acted as President of Trylon from April 2001 to present. In May 2001, Mr. Tarini founded ipPartners Inc. and has served as its President to present. ipPartners Inc. specializes in the development of acoustic remote sensing devices. Since 1999, Mr. Tarini has served as the chief executive officer of Ocean Data Equipment Corporation, where he oversaw the design and development of a complete line

-#-

of scientific instruments targeted for geophysical and hydrographic research, and developed a remote sensing technique, which is currently being applied to detecting illicit materials. From June 1982 to July 1990, Mr. Tarini worked at Raytheon, where he designed active sonar and sonar trainers for US and foreign customers which were installed onto every 688 class attack submarine and every SQQ-89 surface ship combat system, in total, over 100 seafaring vessels.

DR. JOSEPH P. MACKIN was appointed President of Technest on February 14, 2005.  He has been a member of our Board of Directors since April 1, 2005. He has been a member of the Board of Directors of Markland since July 13, 2004 and has served as Markland's Chief Operating Officer since December 7, 2004. Dr. Mackin has been with EOIR, one of Markland's wholly-owned subsidiaries, for 4 years and is currently the President of EOIR. Dr. Mackin is responsible for strategic technology development and Homeland Security initiatives as well as a key participant in corporate day-to-day operations at EOIR. He has served on numerous government panels and committees, and was most recently appointed as the Lead Sensor Scientist on the prestigious National Academy of Science study called "ARMY S&T FOR HOMELAND DEFENSE" published in June 2003. Prior to joining EOIR, Dr. Mackin was an Assistant Sensor Systems Group Leader at MIT Lincoln Laboratories where, among other things, he served as the system integration lead for the Smart Sensor Web program. Dr. Mackin holds a PhD in Physics from the Massachusetts Institute of Technology and a BS in Engineering from the United States Military Academy at West Point. He is retired as an officer in the United States Army.

GINO M. PEREIRA has served as out Chief Financial Officer since February 14, 2005. Mr. Pereira has served as Markland's Chief Financial Officer since December 7, 2004. Mr. Pereira currently serves on the Board of Directors of Teletrak Environmental Systems.  From 1991 through 2000, Mr. Pereira was employed by CDC Technologies, Inc., located in Oxford, Connecticut. From 1991 through 1998, Mr. Pereira was CDC Technologies' Executive Vice-President and Chief Financial Officer. In 1999, Mr. Pereira assumed the role of Chief Operating Officer of CDC Technologies. Mr. Pereira remained in that role through 2000. In January 2001, Mr. Pereira assumed the position of Chief Operating Officer of CDC Acquisition Corporation, a subsidiary company of Drew Scientific Group plc. Mr. Pereira remained in that position until November 2001, when he became a principal at Interim Management Solutions in Oxford, Connecticut.  During his tenure at Interim Management Solutions, Mr. Pereira has acted as an interim or part-time Chief Financial Officer or Chief Operations Officer for numerous small and emerging companies. In January 2003, Mr. Pereira also became a Managing Director of Kiwi Securities, Inc., an independently owned investment banking firm. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK).

Family Relationships

There are no family relationships between any of the Directors or executive officers.

EXECUTIVE OFFICERS

Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS

Board Composition

All Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors.

Process for Recommending Nominees to the Board

We do not have in place a process by which our stockholders may recommend nominees to our board of directors. However, our board would consider any candidate proposed by a stockholder in accordance with the by-laws, certificate of incorporation and the laws of the State of Nevada. We do not pay fees to any third party to assist in the process of identifying or evaluating director candidates.

Criteria used by our Board to Consider Potential Nominees

Our directors take a critical role in guiding our strategic direction and oversee the company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences. In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the industry.

Committees of the Board

During the 2004 fiscal year, we had no revenue, minimal assets and operations.  As a result, we did not have an audit committee, compensation or nomination committee, due to the lack of operation activity.

As of April 8, 2005 we do not have an audit committee. The full Board of Directors serves as the audit committee. On February 14, 2005 the Board of Directors established an executive committee consisting of Robert Tarini. This committee has responsibility for the day to day management of our business.   The Company  presently has no compensation or nominating committee.

-#-

Committees of the board

During the 2004 fiscal year, we had no revenue, minimal assets and operations.  As a result, we did not have an audit committee, compensation or nomination committee, due to the lack of operation activity.

As of April 8, 2005 the Company does not  have an audit committee. The full Board of Directors serves as the audit committee. The Company also presently has no compensation or nominating committee.

The Board of Directors has established an executive committee consisting of Robert Tarini. This committee has responsibility for the day to day management of the business of Technest.

CORPORATE GOVERNANCE

Financial Expert

During fiscal 2004 and as of April 12, 2005, we did not  have  and do not have an “audit committee financial expert.”   We believe the cost related to retaining a financial expert at this time is prohibitive.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

During Fiscal 2004, no Forms 3, 4 and 5 had been filed with the SEC.

Code of Ethics

During Fiscal 2004, we did not have a Code of Ethics in part because we had minimal asses and operations.

Item 10. Executive Compensation -

Director Compensation Prior to Recent Transactions

During Fiscal 2004 and prior to the consummation of the Genex Transactions, directors who were not employees of our company were compensated for their services in the amount of $350.00 and expenses incurred for attending each meeting of the Board of Directors. Directors who were employees or officers of our company were not compensated for their services as directors.

Executive Compensation Prior to Recent Transactions

The following table sets forth information regarding the executive compensation for the years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION AWARDS
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARD(S)	SECURITIES UNDERLYUING OPTIONS/SARs AWARD(S)	ALL OTHER COMPENSATION
Michael Sheppard President, Chief Executive Officer and Director (1)	2002	---	---	---	---	---	---
Mark Allen Director (2)(3)	2002	---	---	---	---	---	---
	2003	---	---	---	---	---	---
	2004	---	---	---	$25,000	---	---

(1)	Mr. Sheppard resigned as President, Chief Executive Officer and Director of Technest on December 5, 2002.
(2)	Mr. Allen resigned on March 30, 2005.
(3)

On July 28, 2004, the Company issued 1,250,000 restricted shares to Mark Allen, a director and principal officer of the company The Company valued these shares at their market value on the date of issuance of $.02 per share.

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

-#-

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

The exercise price of all non-statutory stock options granted under the plan must be at least equal to the 100% of the fair market value of such shares on the date of the grant

As of today, no options have been granted under the plan.

Stock option grants and stock appreciation rights

We did not grant any stock options or stock appreciation rights to the executive officers or directors during the financial year ended December 31, 2004.

Exercises of stock options and stock appreciation rights with year-end values

No stock options or stock appreciation rights were exercised by our officers, directors or employees during the financial year ended December 31, 2004.

Long-term incentive plans

During fiscal 2004 , we did not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth information regarding the beneficial ownership of our Common Stock as of February 14, 2005 (prior to the Genex Transactions) and April 8, 2005 by:

o each of the individuals listed on the "Summary Compensation Table" below;

o each of our directors, officers and nominees;

o each person (including any group) who is known by us to own beneficially 5% or more of our Common Stock; and

o all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of April 8, 2005, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder. Percentage of ownership is based on 442,059,447 shares of Common Stock outstanding on April 08, 2005.

Except as indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property.

-#-

BENEFICIAL OWNERSHIP OF TECHNEST PRIOR TO FEBRUARY 14, 2005
----------------------------------------------------------------------------------------------------------------

			SHARES ISSUABLE PURSUANT TO OPTIONS AND WARRANTS EXERCISABLE AND CONVERTIBLE SECURITIES CONVERTIBLE WITHIN 60 DAYS OF FEBRUARY 14, 2005 WITHOUT GIVING EFFECT TO <4.99% LIMITATION

	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS BENEFICIALLY OWNED		PERCENT OF CLASS BENEFICIALLY OWNED

NAME AND ADDRESS OF
BENEFICIAL OWNER
-------------------	------------	-------------	------------------	--------
MARK ALLEN, Director	1,250,000	4.25	0	0
90 Grove Street,
Suite 205
Ridgefield, CT 06877
-----------------------	-------------	-------------	------------------	--------
ALL CURRENT DIRECTORS	1,250,000	4.25	0	0
AND EXECUTIVE
OFFICERS AS A GROUP
(MARK ALLEN)

GARTH LLC	5,599,744	19.04	104,924,744	81.50
Citco TTEE Cayman Lt.
Commercial Center
Box 31106 SMB
Grand Cayman, BWI

SOUTHSHORE CAPITAL	15,712,661	53.43	0	0
MANAGEMENT FUND LTD.
Bahamas Financial
Center
Shirley & Charlotte
STS, Box CB-13136
Nassau, Bahamas
Box 30592, Cayside
2nd Floor, Georgetown
Grand Cayman
Cayman Islands, BWI

MILLENNIUM FUND ONE,	2,003,422	6.81	0	0
LTD.
12 Church Street,
Suite 228
Hamilton, Bermuda
HM11

-#-

BENEFICIAL OWNERSHIP OF TECHNEST AFTER FEBRUARY 14, 2005
(AFTER GIVING EFFECT TO THE GENEX TRANSACTIONS)
			SHARES ISSUABLE PURSUANT TO OPTIONS AND WARRANTS EXERCISABLE AND CONVERTIBLE SECURITIES CONVERTIBLE WITHIN 60 DAYS OF April 8, 2005 WITHOUT GIVING EFFECT TO <4.9% LIMITATION

	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS BENEFICIALLY OWNED		PERCENT OF CLASS BENEFICIALLY OWNED

NAME AND ADDRESS OF
BENEFICIAL OWNER
----------------	-----	-----	----------	-----
MARK ALLEN, Director	1,250,000	0.28	0	0
90 Grove Street, Suite 205 Ridgefield, CT 06877

ROBERT TARINI, CEO	0	0	60,683,908	5.77
and Director
88 Royal Little Drive Providence, Rhode Island 02904

GINO M. PEREIRA, CFO	0	0	0	0
88 Royal Little Drive Providence, Rhode Island 02904

JOSEPH P. MACKIN,	0	0	0	0
President 88 Royal Little Drive Providence, Rhode Island 06877

ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP

	1,250,000	0.28	60,683,908	5.77

MARKLAND TECHNOLOGIES, INC. 88 Royal Little Drive, Providence, Rhode Island 06877
	412,650,577	93.35	0	0

GARTH LLC Citco TTEE Cayman Lt. Commercial Center Box 31106 SMB Grand Cayman, BWI	5,599,744	1.26	99,325,000	9.44

Verdi Consulting Inc c/o Penza 1150 New London Ave. Cranston, RI 02920	1,000,000	0.23	134,231,075	12.76

Southridge Partners LP 80 Grove St Ridgefield, CT 06877	0	0	145,645,574	13.85

-#-

DKR Soundshore Oasis Holding Fund Ltd. 29 Richmond Road Pembroke HM08 Bermuda	0	0	92,239,489	8.77

SHARES ISSUABLE PURSUANT TO OPTIONS AND WARRANTS EXERCISABLE AND CONVERTIBLE SECURITIES

	Warrants	Price	Series A	% of class	Series C	% of class	Total Fully Diluted

Garth LLC	0		99.325	79.89%	0	0.00%	99,325,000
Verdi Consulting Inc	54,615,371	$0.03	25	20.11%	258,620	22.50%	134,231,075
DKR Soundshore Oasis Fund	46,119,608	$0.03	0	0.00%	218,390	19.00%	92,239,489
Southridge Partners LP	72,820,565	$0.03	0	0.00%	344,827	30.00%	145,641,574
Robert Tarini	30,341,920	$0.03	0	0.00%	143,678	12.50%	60,684,025
Joseph Mackin	0		0	0.00%	0	0.00%	0
Gino Pereira	0		0	0.00%	0	0.00%	0

-#-

Item 12. Certain Relationships and Related Transactions

 None

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Reorganization by and among Financial Intranet, Inc., Technest.com, Inc., and the Stockholders of Technest.com, Inc., dated March 21, 2001.		8-K	April 19, 2001	2.1
2.2	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP, dated February 14, 2005		8-K	February 15, 2005	2.1
2.3	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.4	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.5	1998 Stock Option Plan		SB-2	February 26, 1999	4.2
2.6	2000 Stock Option Plan		PRE 14A	April 27, 2000	A
2.7	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2

-#-

3.3	Certificate of Amendment to Articles of Incorporation	8-K	August 9, 2001	3.1
3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4
4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5

-#-

4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.9
10.1	Letter regarding purchase of Wee Wees, Inc. dated October 9, 1996.	SB-2	February 26, 1999	10.1
10.2*	Employment Agreement dated as of September 12, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.2
10.3*	Employment Agreement dated as of September 12, 1997 between Registrant and Ben B. Stein.	SB-2	February 26, 1999	10.3
10.4*	Employment Agreement dated as of September 12, 1997 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.4
10.5*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.5
10.6*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.6
10.7*	Consulting Agreement dated as of February 27, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.7
10.8	Promissory Note issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.8

-#-

10.9	Warrant issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.9
10.10	Subscription agreement between Registrant and investor in private placement on December 31,1998.	SB-2	February 26, 1999	10.10
10.11	Subscription agreement between Registrant and investor in private placement on February 8, 1999.	SB-2	February 26, 1999	10.11
10.12	Warrant issued by Registrant to investor on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.12
10.13	Form of Warrant certificate issuable by Registrant to investor upon subsequent installments due under private placement.	SB-2	February 26, 1999	10.13
10.14	Guaranty executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.14
10.15	Stock Pledge Agreement executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.15
10.16	Service Agreement between the Registrant and Siemens dated December 30, 1998.	SB-2/A	May 14, 1999	10.16
10.17	Warrant issued by Registrant to Cardinal Capital Management on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.17
10.18	Warrant issued by Registrant to Josephberg Grosz & Co. on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.18
10.19	Warrant issued by Registrant to Josephberg Grosz & Co. on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.19
10.20	Warrant issued by Registrant to Cardinal Capital Management on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.20

-#-

10.21	Convertible Promissory Note issued by Registrant to investor on February 8, 1999.	SB-2	February 26, 1999	10.21
10.22	Registration Rights Agreement executed by Registrant on February 8, 1999.	SB-2	February 26, 1999	10.22
10.23*	Consulting Agreement with Barry Stein dated February 27, 1997.	SB-2	February 26, 1999	10.23
10.24	Registration Rights Agreement executed by Registrant on December 31, 1998.	SB-2	February 26, 1999	10.24
10.25*	Consulting agreement with Kevin Haggerty dated October 6, 1997.	SB-2/A	May 14, 1999	10.25
10.26*	Consulting agreement with Maura Marx dated February 27, 1997.	SB-2/A	May 14, 1999	10.26
10.27*	Rebiller Service Agreement with WorldCom Inc. dated June 30, 1997.	SB-2/A	May 14, 1999	10.27
10.28*	Consulting Agreement with Barry Stein dated as of March 3, 1999.	SB-2/A	May 14, 1999	10.28
10.29	Agreement with Frontier Corp. dated April 1999.	SB-2/A	May 14, 1999	10.29
10.30*	Consulting Agreement with Joseph Theismann dated April 30, 1999.	SB-2/A	May 14, 1999	10.30
10.31	Convertible Promissory Note dated July 20, 1999 in favor of Garth LLC	SB-2/A	July 28, 1999	10.31
10.32	Pledge and Security Agreement dated July 20, 1999 executed by Messrs. Sheppard and Stein and Ms. Marx	SB-2/A	July 28, 1999	10.32
10.33	Letter Agreement between H&H Acquisition Corporation and Barry Stein dated March 7, 1997.	SB-2/A	July 28, 1999	10.33
10.34	Warrant dated February 20, 1999 issued to Garth LLC.	SB-2/A	July 28, 1999	10.34
10.35	Bridge Loan Financing Agreement dated as of July 20, 1999 between the Registrant and Garth LLC.	SB-2/A	July 28, 1999	10.35

-#-

10.36	Asset Purchase Agreement by and between Financial Intranet, Inc., and LongYin Network Technology Co., Ltd., dated March 27, 2000.		8-K	April 11, 2000	2
10.37	Form of Purchase and Sale Agreement by and between Technest Holdings, Inc., and Aberdeen Avenue LLC dated March 25, 2003.	x
10.38

Form of Purchase and Sale Agreement by and among Technest Holdings, Inc., and Cache Capital (USA) L.P., the Rearden Trust, the Four Life Trust, J.P. Carey Enterprises, Inc., J.P. Carey Securities, Inc., and Atlantis Capital Fund Limited, dated April 1, 2003.

		x
10.39	Form of lease by and between Technest Holdings, Inc., and Southridge Holdings LLC, dated November 1, 2004.	x
10.40	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005. Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.		8-K	February 14, 2005	10.1
10.41	Form of 8% Promissory Note between the registrant and Garth LLC.		8-K	February 14, 2005	10.2
10.42	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.3
10.43	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.4
10.44	Escrow Agreement between Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005		8-K	February 15, 2005	10.1
10.45	Lock-Up Agreement of Jason Geng, dated February 14, 2005		8-K	February 15, 2005	10.2
10.46	Employment Agreement between Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	10.3

-#-

10.47	Lock-up Agreement between Technest Holdings, Inc. Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005	8-K	February 15, 2005	10.4
10.48	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.49	Agreement between Genex Technologies, Inc. and Ocean Tomo	8-K	February 15, 2005	10.7
10.50*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.1
10.51*	Letter Agreement between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.2
10.52*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.3
10.53*	Letter Agreement between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.4
10.54*	Letter Agreement dated as of July 1, 2000 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.5
10.55*	Employment Agreement dated as of August 23, 1999, between Registrant and Corey Rinker.	10-KSB	April 16, 2001	10.6
10.56*	Letter Agreement dated as of January 31, 2001, from Corey Rinker to Registrant.	10-KSB	April 16, 2001	10.7
10.57	Promissory Note dated January 12, 2000 by and between Registrant and Garth LLC in the principal sum of $150,000.	10-KSB	April 16, 2001	10.8
10.58	Promissory Note dated February 7, 2000 by and between Registrant and Garth LLC in the principal sum of $200,000.	10-KSB	April 16, 2001	10.9
10.59	Form of Debenture dated May 20, 2000 by and between Registrant and Garth LLC in the principal sum of $600,000.	10-KSB	April 16, 2001	10.10
10.60	Promissory Note dated October 30, 2000 by and between Registrant and Garth LLC in the principal sum of $190,000.	10-KSB	April 16, 2001	10.11
10.61	Promissory Note dated January 22, 2001 by and between Registrant and Garth LLC in the principal sum of $75,000.	10-KSB	April 16, 2001	10.12
16.1	Letter Regarding Change in Certifying Accountant	8-K/a	February 18, 2000	16.1

-#-

16.2	Letter Regarding Change in Certifying Accountant		8-K/A	January 31, 2001	16.1
16.3	Letter Regarding Change in Certifying Accountant		8-K/A	November 2, 2001	16.1
16.4	Letter of Grassi & Co. CPAs, P.C. (Formerly Feldman Sherb & Co., P.C.)		8-K	September 23, 2002	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.	x
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
32.2	Certification by CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

Item 14. Principal Accountant Fees and Services

1. Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co, LLP, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements was $15,000 for the 2004 fiscal year and $22,000 for the 2003 fiscal year.

2. Audit-Related Fees

There were no fees billed during each of the past two fiscal years for assurance and related services rendered by Sherb & Co, LLP, our principal accountant, reasonably related to the audit or review of our financial statements, that were not included in Item 14(1) above.

3. Tax-Related Fees

The aggregate fees billed to the Company by Sherb & Co., LLP for services in connection with tax compliance during the years ended December 31, 2004 and 2003 totaled $2,500 and $15,000, respectively.

4. Other Fees

None.

5.   Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

During fiscal 2004 we did not have a pre-approval policy for all audit and permissible non-audit services to be provided by the independent registered public accounting firm.

-#-

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

(Registrant)

/s/ Robert Tarini By: ________________________________ Robert Tarini Director Date: April 12, 2004

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures

Titles

Dates

/s/ Robert Tarini

CEO, Director

 April 12, 2005

By: ________________________________

Robert Tarini

/s/ Joseph P. Mackin

 President, Director

April 12, 2005

By: ________________________________

Joseph P. Mackin

/s/ Gino M. Pereira

Chief Financial Officer April 12, 2005

By: ________________________________

 Gino M. Pereira

End of Filing

-#-