Form 10QSB
period 2005-03-31
TECHNEST HOLDINGS INC
filed 2005-05-23
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-28863

TECHNEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

90 Grove Street, Suite 204

Ridgefield, CT  06877

(Address of principal executive offices and zip code)

(203) 894-9700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

No    √

As of May 16, 2005, there were 442,059,447 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes

No    √

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
MARCH 31, 2005

Page

PART I.

FINANCIAL INFORMATION:

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at March 31, 2005

Condensed Consolidated Statements of Loss for the Three Months Ended
March 31, 2005 and 2004

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) For the Three Months Ended
March 31, 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis

Item 3.

Controls and Procedures

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.

Exhibits…

Signatures

STATEMENTS CONTAINED IN THIS FORM 10-QSB, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS “MAY”, “WILL”, “EXPECT”, “ANTICIPATE”, “BELIEVE”, “ESTIMATE”, “CONTINUE”, AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED “RISK FACTORS.”

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                                      $   247,440

  Accounts receivable (including $244,258 from related parties)                      547,621

  Inventory and work in process                                                      322,622

  Prepaid expenses and other current assets                                           26,217

  Due from related party

     397,132

                                                                                ------------

    TOTAL CURRENT ASSETS                                                           1,541,032

                                                                                ------------

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $1,364                    20,053

                                                                                ------------

OTHER ASSETS

  Definite-lived intangible assets – Net of accumulated amortization of $1,571       159,540

  Excess of consideration paid over estimated fair value of

net assets acquired (Note 3)

                8,563,620

                                                                                ------------

                                                                                   8,723,160

                                                                                ------------

                                                                                 $10,284,245

                                                                                ============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

  Accounts payable                                                               $  456,880

  Accrued expenses and other current liabilities                                    216,428

                                                                                 ----------

    TOTAL CURRENT LIABILITIES                                                       673,308

                                                                                -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

  Series A Convertible Preferred Stock - $.001 par value;

    150 shares authorized; 124.325 shares issued and outstanding

    (preference in liquidation of $124,325 at March 31, 2005)                           --

  Series B Convertible Preferred Stock - $.001 par value;

    1,149,425 shares issued and outstanding (preference in

    liquidation of $2,500,000 at March 31, 2005)                                      1,149

  Series C Convertible Preferred Stock - $.001 par value;

    1,149,425 shares issued and outstanding (preference in

    liquidation of $2,500,000 at March 31, 2005)                                      1,149

  Common stock - par value $.001 per share;

    500,000,000 shares authorized; 442,059,447 shares issued and outstanding        442,059

  Additional paid-in capital                                                      9,169,324

  Retained earnings, from February 15, 2005                                          (2,744)

                                                                                 ----------

    TOTAL STOCKHOLDERS’ EQUITY                                                    9,610,937

                                                                                 ----------

    TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY                                  $10,284,245

                                                                                 ==========

See notes to condensed consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004

REVENUES (including $244,258 to a related party)	$ 548,580	$ ----
COST OF REVENUES	292,209	----
GROSS PROFIT	256,371	----

OPERATING EXPENSES:
Selling, general and administrative
(including $97,790 to related parties)	258,582	2,952

TOTAL OPERATING EXPENSES	258,582	2,952

OPERATING LOSS	(2,211)	(2,952)

OTHER EXPENSES (INCOME), NET
Interest expense	1,371	----
Other income, net	(838)	----

TOTAL OTHER EXPENSES, NET	533	----

NET LOSS	(2,744)	(2,952)

Deemed Dividend on Series A Preferred Stock	124,858	----
Deemed Dividend on Series C Preferred Stock	2,050,000

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (2,177,602)	$ (2,952)
	============	============
BASIC AND DILUTED LOSS PER COMMON SHARE	$ 0.01	$ 0.00
	============	============
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	$ 235,734,159	$ 41,170,692
	============	============

See notes to condensed consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                                          SERIES A                   SERIES B

                                                                                        CONVERTIBLE                CONVERTIBLE

                                                            COMMON STOCK              PREFERRED STOCK            PREFERRED STOCK

                                                      -------------------------   ------------------------   -------------------

                                                       SHARES          AMOUNT       SHARES        AMOUNT       SHARES     AMOUNT

                                                      -----------   -----------   -----------   ----------   ----------  -------

Balance - January 1, 2005                            29,408,870      $ 29,408            --       $   --           --     $  --

Issuance of Series A Preferred Stock                          --            --           124           --           --        --

Net loss through February 14, 2005                            --            --            --           --           --       --

   -----------   -----------   -----------   ----------   ----------  -------

Balance – February 14, 2005                           29,408,870        29,408           124           --           --        --

Impact of applying push down accounting                       --            --            --           --           --        --

Issuance of common stock to Markland

  in connection with the Genex acquisition           412,650,577       412,651            --           --           --        --

Issuance of Series B and C Preferred stock

  and warrants                                                --            --            --           --    1,149,425     1,149

Net loss from February 15, 2005 to

  March 31, 2005                                              --            --            --           --           --        --

                                                      -----------  ------------   -----------   ----------   ----------  --------

Balance – March 31, 2005                              442,059,447    $ 442,059           124       $   --    1,149,425    $1,149

                                                                                              --------------  ---------------    --------------    ------------    ------------    ---------

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                                    SERIES C

                                                                                              CONVERTIBLE          SUBSCRIPTION

                                                                                              PREFERRED STOCK        RECEIVABLE

                                                                                       --------------------------  ------------

                                                                                           SHARES        AMOUNT          AMOUNT

                                                                                       -----------    -----------   -----------

Balance - January 1, 2005                                                                    --        $  --            $(7,035)

Issuance of Series A Preferred Stock                                                         --           --                 --

Net loss through February 14, 2005                                                          --            --                 --

                                  ----------     ----------       ----------

Balance – February 14, 2005                                                                  --           --             (7,035)

Impact of applying push down accounting                                                      --           --              7,035

Issuance of common stock to Markland

  in connection with the Genex acquisition                                                   --           --                 --

Issuance of Series B and C Preferred stock

  and warrants                                                                       1,149,425         1,149                 --

Net loss from February 15, 2005 to

  March 31, 2005                                                                             --           --                 --

                                                                        -----------    -----------      -----------

Balance – March 31, 2005                                                             1,149,425        $1,149               --

                                                                                                                                             ---------    --------    ----------

See notes to condensed consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                              ADDITIONAL                                 TOTAL

                                                                               PAID-IN            ACCUMULATED      STOCKHOLDERS’

                                                                               CAPITAL              DEFICIT     EQUITY (DEFICIT)

                                                                             -------------       -------------     -------------

                                                                               AMOUNT               AMOUNT               AMOUNT

                                                                             -------------       -------------     -------------

Balance – January 1, 2005                                                     $15,200,049          $(15,531,599)      $(309,177)

Issuance of Series A Preferred Stock                                              124,848                 --            124,848

Net loss through February 14, 2005                                                     --               (2,250)          (2,250)

                            ----------           ----------       ----------

Balance – February 14, 2005                                                    15,324,897          (15,533,849)        (186,579)

Impact of applying push down accounting                                       (15,354,304)          15,531,599          184,330

Issuance of common stock to Markland

  in connection with the Genex acquisition                                      5,688,607                --           6,101,258

Issuance of Series B and C Preferred stock

  and warrants                                                                  3,510,124                --           3,512,422

Net loss from February 15, 2005 to

  March 31, 2005                                                                       --               (494)              (494)

                                                                             -------------       -------------     -------------

Balance – March 31, 2005                                                       $9,169,324          $  (2,744)        $9,610,937

                                                                                                                                   -------------     -------------   ------------

See notes to condensed consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

                                TECHNEST HOLDINGS, INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                   FOR THE THREE MONTHS ENDED

                                                                            MARCH 31

                                                                 -------------------------------

                                                                      2005      |       2004

                                                                 -------------  |   -------------

                                                                                |

CASH FLOWS FROM OPERATING ACTIVITIES:                                           |

                                                                                |

  Net loss                                                       $    (2,744)   |  $     (2,952)

                                                                                |

  Adjustment to reconcile net loss to net                                       |

    cash provided (used) by operating activities:                               |

      Depreciation and amortization                                    2,935    |            --

  Changes in operating assets and liabilities:                                  |

      Accounts receivable                                           (381,064)   |            --

      Inventory and work in process                                  (99,665)   |            --

      Prepaid expenses and other current assets                         (814)   |            --

      Due from related parties                                      (397,132)   |            --

      Accounts payable                                                92,173    |         3,041

      Accrued expenses and other current                                        |

        liabilities                                                  (13,145)   |            --                                                                                |

                                                                 -------------  |   -------------

        NET CASH USED IN OPERATING ACTIVITIES                       (799,456)   |            89

                                                                 -------------  |   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                           |

    Cash used for acquisition of Genex Technologies, Inc.,                      |

      net of cash acquired                                        (2,515,516)   |            --

                                                                 -------------  |   -------------

        NET CASH USED IN INVESTING ACTIVITIES                     (2,515,516)   |            --

                                                                 -------------  |   -------------

                                                                                |

CASH FLOWS FROM FINANCING ACTIVITIES:                                           |

  Proceeds from sale of Series A convertible preferred stock          50,000    |            --

  Proceeds from sale of Series B and C convertible                              |

    preferred stock and warrants, net                              3,512,273    |            --

                                                                 -------------  |   -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,562,273    |            --

                                                                 -------------  |   -------------

                                                                                |

NET INCREASE IN CASH                                                 247,301    |           554

                                                                                |

CASH - BEGINNING OF PERIOD                                               139    |           988

                                                                 -------------  |   -------------

                                                                                |

CASH - END OF PERIOD                                             $   247,440    |  $      1,077

                                                                 =============  |   =============

     The accompanying notes are an integral part of these consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

TECHNEST HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

  (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED

                                                                                MARCH 31,

                                                                     ------------------------------

                                                                          2005             2004

                                                                     -------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the periods for:

  Interest                                                           $      1,371     $         --

                                                                     =============    =============

  Taxes                                                              $        500     $         --

                                                                     =============    =============

Non-cash investing and financing activities:

  Conversion of notes payable and accrued interest into

    Series A preferred stock                                         $     74,848     $         --

                                                                     =============    =============

  Common stock issued in conjunction with acquisition of

    Genex Technologies, Inc.                                          $ 6,101,258     $        --

                                                                     =============    =============

  Deemed dividend preferred stock - beneficial conversion

    feature - Series A                                               $    124,858     $        --

                                                                     =============    =============

  Deemed dividend preferred stock - beneficial conversion

    feature - Series C                                               $   2,050,00     $        --

                                                                     =============    =============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

                           TECHNEST HOLDINGS, INC. AND SUBSIDIARY

                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

During the quarter ended March 31, 2005, the Company acquired 100% of the outstanding common stock of Genex Technologies, Inc. The transaction had the following non-cash impact on the balance sheet:

Accounts receivable                                      $    166,557

Inventory and work in progress                                 21,417

Property and equipment                                        222,957

Prepaid expenses and other current assets                      25,403

Property and equipment                                         21,417

Intangibles                                                 8,724,731

Accounts payable                                             (314,718)

Accrued expenses and other current liabilities               (229,573)

Equity                                                     (6,101,258)

                                                         -------------

Net cash used for acquisition, net

  of cash acquired of $784,484                           $  2,515,516

                                                         =============

 The accompanying notes are an integral part of these consolidated financial statements.

THE PURCHASE METHOD OF ACCOUNTING WAS USED BY TECHNEST HOLDINGS, INC. TO RECORD THE ASSETS ACQUIRED AND LIABILITIES ASSUMED OF GENEX TECHNOLOGIES, INC. ON FEBRUARY 14, 2005 (SEE NOTE 3).  ACCORDINGLY, THE ACCOMPANYING FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AND GENEX TECHNOLOGIES, INC. AS OF AND FOR PERIODS ENDED SUBSEQUENT TO THE ACQUISITION ARE NOT COMPARABLE IN ALL MATERIAL RESPECTS TO THE FINANCIAL STATEMENTS OF TECHNEST HOLDINGS, INC. AS OF AND FOR PERIODS ENDED PRIOR TO THE ACQUISITION.

TECHNEST HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

1. NATURE OF OPERATIONS

Business History

Technest Holdings, Inc. (“Technest” or “the Company”) had no operations between October 10, 2003 and February 14, 2005.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (“Markland”), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 412,650,577 shares of its common stock, representing a 93% ownership interest in Technest’s common stock, in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”) (see Note 3).

Genex Technologies, Inc. offers imaging products and complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and three-dimensional Facial Recognition.

In connection with these acquisitions, the accounts of Technest and Genex have been adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired (see Note 3).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the result that may be expected for the year ending December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidat ed financial statements and footnotes included in the Company’s 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. (see Note 3 regarding the use of push down accounting and the lack of comparability to prior periods as a result).

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of Technest as a going concern.  Technest’s ability to continue as a going concern remains dependent upon the ability to generate positive cash flows from continuing operations. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. Management’s business plan is to continue to grow the customer base and revenues and to control and monitor operating expenses and capital expenditures. Management believes that the business as currently constituted will produce positive operating cash flow which, together with the current cash levels, will enable Technest to meet existing financial obligations as they come due during the curren cal year. However, management can provide no assurance that the performance of the business will meet these expectations.

Technest is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc. from the date of acquisition on February 14, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under percentage completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, useful lives of patents, the amount due to contracting government agencies as a result of their audits, the allocation of consideration paid to the net assets of businesses acquired and the fair value of equity instruments.

Concentrations

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2005.

A significant portion of revenue is generated from contracts with Federal government agencies. Consequently, a significant portion of all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Accounts Receivable

Accounts receivable represent the amount invoiced for product shipped and amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management’s best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

A significant portion of the Company’s receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at March 31, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Inventory and Work in Process

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value.  Work in process represents allowable costs incurred but not billed related to contracts.

Property and Equipment

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software 3 years Computer equipment 3 years Vehicles 5 years Leasehold improvements Shorter of useful life and lease term Furniture and fixtures 5-7 years

Property and equipment consisted of the following at March 31, 2005:

Software $ 12,612 Computer equipment 4,183 Furniture and fixtures 4,622 -------------- $ 21,417 Less accumulated depreciation (1,364)

Depreciation expense for the three months ended March 31, 2005 and 2004 was $1,364 and $0, respectively.

Definite-lived Intangible Assets

Definite-lived intangible assets represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.

Revenue Recognition

We recognize product revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain,

(3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred.

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A deferred tax asset is recorded for net operating loss and tax credit carry forwards to the extent that their realization is more likely than not. The deferred tax benefit or expense for the period represents the change in the deferred tax asset or liability from the beginning to the end of the period.

Loss Per Share

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented.

Common stock equivalents, consisting of, Series A and C Convertible Preferred Stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, “Goodwill and Other Intangible Assets”, prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the three months ended March 31, 2005.

The purchase price allocation for the acquisition of Genex is preliminary.  The Company is engaging an independent valuation firm to determine the final fair value of the net assets acquired and expects this to be completed by June 30, 2005.  The Company expects that a material amount of the excess consideration paid over the final fair value of net assets acquired will be determined to be in-process research and development.  Any amount determined to be in-process research and development will be expensed by the Company immediately.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset’s carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended March 31, 2005.

Stock-Based Compensation

At March 31, 2005 , as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretation including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had no effect on the net loss for the three months ended March 31, 2005 and 2004.

3. ACQUISITIONS

Purchase by Markland Technologies, Inc.

On February 14, 2005, in conjunction with a Securities Purchase Agreement between Technest and Markland, Technest issued 412,650,577 shares of common stock to Markland Technologies, Inc. in exchange for 10,168,764 shares of Markland’s common stock (“the Markland Investment”).  The common stock issued to Markland represents a 93% interest in Technest’s common stock.  Consequently, Technest became a majority owned subsidiary of Markland on that date.  The Securities Purchase Agreement contains provisions for Markland to deliver additional shares of its common stock to Technest in conjunction with the acquisition of Genex Technologies, Inc. (see below) and conversion of the Series B Convertible Preferred Stock (see Note 6).

Purchase of Genex Technologies, Inc.

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005 (the “Merger Agreement”), by and among Markland, Technest, MTECH Acquisition, Inc. (“MTECH”), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. A copy of the Merger Agreement was reported on Form 8-K.

Founded in 1995, Genex has an established history in video surveillance sensor science. Its Surveillance Group provides innovative sensor and algorithm solutions that are small, tactical, low power and low cost solutions. Its surveillance technologies combine powerful algorithms, such as object tracking and image enhancement, with revolutionary wide-area, 360-degree sensors. These solutions operate in visible, near-infrared, infrared, and acoustic wavelengths. Within its biometrics technologies the 3D Facial Recognition Group develops tools for enhancing facial recognition. By leveraging the power of 3D, Genex enables existing recognition systems to perform reliably while advancing progress towards total 3D systems. The company’s tools allow for seamless integration of capabilities, such as 2D-to-3D face conversion and compensation for pose, lighting, expression, aging, and weight. Management believes that Genex expertise has particular impact within the DOD and Homeland Security market place. Genex offers products which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of three-dimensional facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive three-dimensional medical imaging tools.  These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH, a wholly-owned subsidiary of Technest, merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million of cash; (ii) 10,168,764 shares of Markland’s common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Mr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Mr. Geng’s share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement.  Following the acquisition, it is the Company’s opinion that Mr. Geng omitted material facts from the Merger Agreement and, as a result, the Company has not issued and does not intend to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock.

A summary of the initial allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed is as follows:

Cash                                                             $ 3,300,000

Shares of Markland Technologies, Inc. common stock                 6,101,258

                                                                 ------------

            Total Purchase Price                                 $ 9,401,258

                                                                 ============

Estimated fair value of net assets acquired:

Estimated fair value of assets acquired -

   Current assets, including cash of $784,484                    $ 1,199,401

   Property and equipment                                             21,417

Estimated fair value of liabilities assumed -

   Accounts payable & accrued expenses                              (544,291)

                                                                  ------------

Estimated fair value of identifiable net

   tangible assets acquired                                          676,527

Intangible assets - intellectual property

   161,111

Excess of consideration paid over estimated

   fair value of net assets acquired

       8,563,620

                                                                 ------------

         Total Purchase Price                                    $ 9,401,258

                                                                 ============

The purchase price allocation above is preliminary.  The Company is engaging an independent valuation firm to determine the final fair value of the net assets acquired and expects this to be completed by June 30, 2005.  The Company expects that a material amount of the excess consideration paid over the final fair value of net assets acquired will be determined to be in-process research and development.  Any amount determined to be in-process research and development will be expensed by the Company immediately.

As a result of the transaction being structured as a stock acquisition, Technest does not expect any goodwill resulting from the transaction to be deductible for tax purposes.

In connection with the Genex acquisition, Technest also raised gross proceeds of $5,000,000 through a private placement of units consisting of 1,149,425 shares of Series B Convertible Preferred Stock, 1,149,425 shares of Series C Convertible Preferred Stock and warrants to purchase 242,735,571 shares of Technest’s common stock (see note 6).

Unaudited pro forma financial information for the three months ended March 31, 2005 and 2004, had the acquisition Genex been completed as of January 1, is as follows:

2005

2004

Revenues                                                 $ 1,103,719     $  807,875

                                                           =========     ==========

Profit (loss) from operations                               $ 46,374     $ (375,841)

                                                           =========     ==========

Deemed dividends on beneficial conversion

to preferred stockholders                               $ (2,174,858)   $(2,174,858)

                                                         ============   ===========

Net loss applicable to common stockholders              $ (2,128,484)   $(2,550,699)

                                                          ===========   ===========

Net loss applicable to common stockholders

     per common share                                       $  (0.00)     $   (0.00)

                                                          ===========   ============

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing (see Note 6) represent a collaborative group brought together to promote the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest.  In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above and accumulated deficit was reset to zero as of the acquisition date.  As also noted above, this allocation of the purchase price is preliminary and is expected to change based on the completion of an independent business valuation.

Included in the statement of loss for the three months ended March 31, 2005 is selling, general and administrative expenses of approximately $2,250 related to the period from January 1, 2005 to February 14, 2005 prior to the application of push down accounting.

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at March 31, 2005:

Patents $ 161,111 Accumulated amortization (1,571) ------------- Net definite-lived intangible asset $ 159,540 =============

Amortization expense was $1,571 and $0 for the three months ended March 31, 2005 and 2004, respectively.

5. NOTES PAYABLE

During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158.  In April 2004, the Company issued an 8% demand note in the principal amount of $10,000.  On February 8, 2005, these notes and accrued interest of $7,770 were satisfied by the issuance of Series A Convertible Preferred Stock (see Note 6).

Interest expense related to these notes for the three months ended March 31, 2005 and 2004, was $1,371 and $0, respectively.

6. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company’s board of directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 1,000,000 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its Affiliates and any other Persons whose beneficial ownership of Common Stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock.  The Series A Preferred Stock shall rank pari passu with the Company’s Series B and C Preferred Stock.

On February 8, 2005, we entered into an Exchange Agreement and a Securities Purchase Agreement with Garth LLC pursuant to which we agreed to issue 99.325 shares of our Series A Preferred Stock in exchange for $25,000 in cash and the surrender of certain of our 8% Promissory Notes held by Garth LLC (the “Notes”). Upon conversion, the Notes had an aggregate outstanding principal balance plus accrued interest of $74,858.  We received net cash proceeds of $25,000 from this private placement.

On February 8, 2005, we entered into a Securities Purchase Agreement with Verdi Consulting, Inc. pursuant to which we sold twenty five (25) shares of our Series A Preferred Stock for the aggregate consideration of $25,000.

The proceeds from the issuance of the Series A Preferred Stock was used to reduce accounts payable.

Verdi Consulting has certain piggy-back registration rights with respect to the common stock issuable upon conversion of the Series A Preferred Stock. These piggy-back registration rights expire when the shares of Common Stock issued pursuant to conversion of the Series A Shares can be sold without volume restrictions pursuant to Rule 144(k) of the Act.

At March 31, 2005 there were 124.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

On February 14, 2005, immediately after the acquisition by Markland of a controlling interest in Technest (see Note 3), the Investors consisting of Southridge Partners LP, Southshore Capital Fund Limited, Verdi Consulting, Inc., ipPartners, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP (collectively, the “Investors”) paid $5,000,000 in cash to Technest for 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), 1,149,425 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), and five-year warrants to purchase up to 242,735,571 shares of Technest’s common stock at an exercise price of $.0307 per share (“the Investor Financing”).

These securities were sold in units for a price of $4.35 per unit.  Each unit consists of one share of Series B Preferred Stock; one share of Series C Preferred Stock and a warrant to purchase up to 211.18 shares of Technest’s common stock.  Gross proceeds received from the sale of the units was $5,000,000.  From these proceeds, the Company paid a finders fee of $1,200,000 and legal fees related to the financing of $287,727.

The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of (a) February 14, 2006 or (b) a date which is the first trading day after the date on which Markland common stock has a closing bid price of $2.50 or more for five consecutive trading days. The number of shares to be issued will be determined by dividing the quotient of (a) $5,000,000 divided by the lower of (i) $0.60 and (ii) the market price (as defined in the Merger Agreement) by (b) 1,149,425.  Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends and are not redeemable. The Series B Preferred Stock shall rank pari passu with the Company’s Series A and C Preferred Stock.

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is $.0102993.  Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable.  The Series C Preferred Stock shall rank pari passu with the Company’s Series A and B Preferred Stock.

Technest has agreed to issue additional shares of its common stock to the Investors if the units do not have a market value of $6.50 at the end of one year.

On March 31, 2005, the Company had 1,149,425 shares of Series B Preferred Stock and 1,149,425 shares of Series C Preferred Stock issued and outstanding.

Beneficial Conversion Features

Based on the effective conversion price of the Series A Preferred Stock, the Company determined that there was a beneficial conversion feature of approximately $8,500,000.  The beneficial conversion feature was limited to $124,858, the proceeds received from the Series A Preferred Stock.  This beneficial conversion feature has been reflected as a deemed dividend to the Series A Preferred stockholders in the statement of loss for the quarter ended March 31, 2005.

The Company allocated the proceeds received in the Investor Financing, on a relative fair value basis, to the Series B Preferred Stock, the Series C Preferred stock and the warrants.  For purposes of this allocation, the Company estimated the fair value of the Series B and C Preferred Stock based on the fair value of the common stock into which these shares could convert.  The Company estimated the fair value of the warrants using the Black-Scholes pricing model.  Using the effective conversion price of the Series C Preferred Stock, the Company determined that there was a beneficial conversion feature of $10,177,295.  The beneficial conversion feature was limited to $2,050,000, the allocated proceeds received from the Series C Preferred Stock.  This beneficial conversion feature has been reflected as a deemed dividend to the Series C Preferred stockholders in the statement of loss for the quarter ended March 31, 2005.  Since the Series B Preferred Stock converts into common stock of Markland, there was considered to be no beneficial conversion feature or deemed dividend with respect to the common stockholders of Technest.

Common Stock Issuances

On February 14, 2005, Technest issued to Markland 412,650,577 shares of its common stock in exchange for 10,168,764 shares of Markland common stock in accordance with the terms of a Securities Purchase Agreement between Markland and Technest (see Note 3).  On this date, Technest became a majority owned subsidiary of Markland.  Markland also agreed to issue additional shares of its common stock with a value of $5,000,000 to Technest upon conversion of Technest’s Series B Preferred Stock.

Markland, a homeland defense, armed services and intelligence contractor, is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act.

Reverse stock split

On February 14, 2005, the Board of Directors of Technest and the holders of a majority of the common stock of Technest approved a 1 for 211.18 reverse split (the “Reverse Split”). The Reverse Split will become effective not less than 20 days after a definitive Schedule 14C Information Statement relating to the Reverse Split is mailed to the stockholders of Technest.  No effect has been given to this stock split in these financial statements.

7. OPTIONS AND WARRANTS

In June 2001, the Company established the 2001 Stock Option Plan (“Plan”) which provides for the granting of options which are intended to qualify either as incentive stock options (“Incentive Stock Options”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section (“Non-Statutory Stock Options”). The total number of shares of common stock for issuance under the 2001 Plan shall not exceed 10,000,000. Options to purchase shares may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Non-statutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company.

The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of the Company’s common stock). The aggregate fair market value (determined at the date of the option grant) of shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

The exercise price of all Non-Statutory Stock Options granted under the Plan must be at least equal to 80% of the fair market value of such shares on the date of the grant.

No options were granted pursuant to the Plan during the periods ended March 31, 2005 and 2004.

Summary information with respect to stock options and warrants granted is as follows:

                                                                                                                                                                                Weighted average

	Number of Shares	Exercise Price
Balance, December 31, 2004	822,744	$ 2.39
Issued	242,735,571	0.0307
Expired	(16,758)	(21.00)

Balance, March 31, 2005	243,541,567	$ 0.03

The following table summarizes the Company’s stock options and warrants outstanding at March 31, 2005:

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 9.63	143,209	07/23/2005
$ 0.35	662,777	12/31/2005
$ 0.03	242,735,571	02/14/2010
	243,541,567

Weighted average remaining life		5.0 years

As of March 31, 2005 all options and warrants are exercisable.

In connection with the Investor Financing on February 14, 2005 (see Note 6), the Company issued five year warrants to purchase  242,735,571 shares of Technest common stock at an exercise price of  $0.0307 per share.  The relative fair value of these warrants was estimated using the Black-Scholes model and the following assumptions:

Fair value of stock	$ 0.05
Expected volatility	0.03
Expected dividend yield	0%
Expected lives of warrants (in years)	252%
Risk-free interest rate	3.53%

In connection with the acquisition of Genex (see Note 3), Markland agreed to replace options to purchase 312,000 shares of Genex common stock with fully vested options for the purchase of the same number of shares of Markland common stock with an exercise price equal to the fair value of Markland’s common stock on the grant date.  The fair value of these options was considered to be immaterial for purposes of determining the total consideration paid for Genex.

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share (“EPS”) in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

                                                              Shares Potentially

                                                                   Issuable

                                                                   --------

Series A Convertible Preferred Stock                             124,325,000

Series C Convertible Preferred Stock                             242,735,571

Stock options                                                        805,986

Warrants                                                         242,735,571

                                                                 -----------

         Total as of March 31, 2005                              610,602,128

                                                                 ===========

9.  COMMITMENTS AND CONTINGENCIES

Facility Rental

The Company has its executive office in Ridgefield, CT.  On November 1, 2004, the Company entered into a three year lease at a monthly rental of $1,500.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006.  The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes.

Rent expense for the three months ended March 31, 2005 and 2004, was $21,874 and $ 0 respectively

Government Contracts

The Company’s billings and revenue on time and material contracts are based on provisional fringe, general & administrative and overhead rates which are subject to audit by the contracting government agency.  During an audit conducted in November 2004 covering the fiscal year 2002, the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. Their examination disclosed eight significant deficiencies in Genex’s accounting system that resulted in misclassified costs.  They were:

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

As a result of this audit, Genex could be prevented from completing certain previous contracts awarded by the Department of Defense and may be required to refund amounts overbilled to its customers.  The Company has accrued $68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to March 31, 2005.  At March 31, 2005, the company has determined that $102,228 is repayable to the government. This amount is included in accrued expenses at March 31, 2005.

Resignation of a Director

On March 30, 2005, Mark Allen resigned from our Board of Directors. Mr. Allen’s resignation became effective upon our receipt of his resignation letter on March 30, 2005. Mr. Allen’s resignation is not due to a disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

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

10. INCOME TAXES

There was no provision for federal or state income taxes for the three months ended March 31, 2005 and 2004, due to the Company’s operating losses and a full valuation reserve.

The Company’s deferred tax assets consist primarily of the net operating loss carry forwards.  The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company’s common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company’s loss history and significant uncertainty surrounding the Company’s ability to utilize its net operating loss and tax credit carryforward.

Prior to its acquisition by Technest, Genex had elected to have its earnings taxed under Subchapter S of Chapter 1 of the Internal Revenue Code of 1986, as amended.  On the effective date of the acquisition, Genex forfeited its status as a Subchapter S corporation.

11. RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners Inc., and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2005 are either shareholders, officers and/or Directors of Markland. ipPartners, Inc. is a corporation majority owned and controlled by Mr. Tarini, Markland’s Chief Executive Officer and Chairman. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

During the three months ended March 31, 2005, the Company billed $244,258 to EOIR, a wholly owned subsidiary of Markland, for services performed on a sub-contract of EOIR. This amount is included in accounts receivable at March 31, 2005.  EOIR also provides administrative and accounting services to Technest.  For the period ended March 31, 2005, the charge for these services amounted to $97,790 which is based on actual time incurred by EOIR personnel on behalf of Technest and Genex.  Technest has amounts due from Markland for cash advances in the amount of $494,922.  The net amount due from Markland and its wholly-owned subsidiaries is $397,132.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

12.  EMPLOYEE BENEFIT PLANS

Genex maintains a Simplified Employee Pension (the SEP Plan) for all employees who have attained the age of 21 and have completed three years of service. Participants may make voluntary contributions up to the maximum amount allowed by law, but not to exceed 15% of each participant’s eligible compensation. The combined totals of participant and Genex contributions may not exceed $30,000 by law. Genex contributions vest immediately to the participants.

Genex also maintains a define contribution 401(k) profit sharing plan (the 401(k) Plan) for all employees except those who are non-resident aliens or are covered by a collective bargaining agreement.  Participants may make voluntary contributions up to the maximum amount allowable by law but not to exceed 20% of the participant’s eligible compensation.  Genex contributions to the 401(k) Plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

Genex made no contributions to either plan in the period from February 15, 2005 to March 31, 2005.

13.  LITIGATION

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation’s outcome. However, the Company could be adversely affected if the plaintiff prevails.

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment.  Trial of this matter is scheduled to begin in June 2005.

On November 22, 2002, a default Judgment in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of March 31, 2005.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending March 31, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

This section is organized as follows:

FORWARD LOOKING STATEMENTS

OVERVIEW.  This section provides a general description of Technest, its business and recent developments and events that have occurred since the 1993 that we believe are important in understanding our results of operations and financial condition and to anticipate future trends. We have undergone significant changes since December 31, 2004.  These events affect the comparability of the results being analyzed.

CERTAIN RESULTS OF OPERATIONS.  This section provides an analysis of Technest’s results of operations for the three months ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES.  This section provides an analysis of Technest’s cash flows for the three months ended March 31, 2005.

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

As used in this quarterly report, the terms “Technest”, “we”, “us”, “our”, and “our company” mean Technest Holdings, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

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

OVERVIEW

GENERAL.

Prior to our acquisition of Genex on February 14, 2005, we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $184,468 and 29,408,870 shares of common stock issued and outstanding.  From May 2002 through our acquisition of Genex, we had no operations.

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

TECHNEST BUSINESS

Through our acquisition of Genex, we offer remote sensing technology products and services, providing complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and three-dimensional Facial Recognition to the United States Department of Defense (“DOD”) and various other United States Intelligence Agencies (“INTEL”), educational and medical institutions and private commercial entities. This acquisition is a very important part of our ongoing business strategy of creating a world class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

 We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this Form 10-QSB. Our business, as it exists today, consists of four business areas: intelligent surveillance, chemical and explosives detection, research and development and commercial products. Our sole sources of operating revenue is our wholly-owned subsidiary Genex Technologies, Inc. (“Genex”), which was acquired by us on February 14, 2005.  Genex offers products which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of three-dimensional facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive three-dimensional medical imaging tools.  These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

Intelligent Surveillance

Genex’s intelligent surveillance portfolio is anchored by its real-time embedded image processing technology and its three-dimensional facial recognition technology.

Genex currently is engaged in programs to develop: disposable sensors for the U.S. Army Night Vision Lab; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research, Development and Engineering Center; a weapon’s flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

Chemical and Explosive Detection

We are targeting key sensing technologies that are critical to both DOD and DHS missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. The Chem/Bio and IED Division concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance. Under a Phase 2 Small Business Innovation Research (“SBIR”) grant from the U.S. Army, Genex is developing a new and unique sensor that can remotely detect the presence of chemical and biological weapons.

Research and Development

The Research and Development (“R&D”) division of Genex is focused on developing our imaging technology portfolio via advanced research in intelligent surveillance, three-dimensional imaging, and medical imaging. By integrating our marketing pursuits and with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (ii) detection of concealment of intent using thermal and three-dimensional imaging to support anti-terrorist efforts; (iii) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (iv) more effective and less risky radiation treatment for cancer by use of three-dimensional imaging for patient positioning.

Currently there are eight funded Small Business Innovative Research (“SBIR”) ongoing programs in Genex’s R&D division. Current contracts in place have a potential value of approximately $2,700,000 in revenue for 2005.  In April 2004, Genex obtained a three-year grant potentially worth in excess of $2.0 million from National Institute of Health (“NIH”) to develop three-dimensional optical tomography technologies for breast cancer detection.

Commercial Products Division

The Commercial Products Division of Genex is focused on growing commercial market opportunities for Genex’s technology portfolio. Our core technologies of three-dimensional imaging, three-dimensional display, and intelligent surveillance have broad application, thus Genex’s commercial division is focused on finding markets which have: high fit of application with our technology; high revenue potential; economic value add (EVA) for market to adopt our technology; and accessible customers and channels.  Management plans to generate further commercial growth primarily through strategic partnerships with customers in markets passing the above screen to reduce technical risk while providing strong channels of distribution for market access.

Commercial revenues in 2004 were approximately $670,000. Current revenues for the commercial division derive primarily from our three-dimensional FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a three-dimensional image captured by our camera.. The product is being marketed towards applications in digitized identification such as employee ID and motor vehicle licenses as well into the medical market place.  Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass market deployment.

In addition, while not a current source of significant revenue, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate significant revenue as well as a sustainable competitive advantage based on Genex’s ability to generate accurate three-dimensional measurement data.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

The push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest.  In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition.  The results of operations for the three months ended March 31, 2005 include the operations of Genex from February 15, 2005 through March 31, 2005.  Prior to the acquisition of Genex, Technest had no operations.  Therefore, the results for the period ended March 31, 2005 are not directly comparable to the same period in the previous year.

Revenue

The Company had $548,580 in revenue during the three months ended March 31, 2005 compared with $0 for the same period in 2004.

Of this amount in 2005, $244,258 was from sales to a related party.

Gross profit

The gross profit for the three months ended March 31, 2005 was $256,371.  The Company expects to expand its commercial product manufacturing capacity and refine its commercial product costing and, accordingly, gross profit on future commercial product sales may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2005 was $258,582 and consisted primarily of payroll.  Selling, general and administrative expenses and net loss from operations for the three months ended March 31, 2004 was $2,952.

Net loss

The net loss for the three months ended March 31, 2005 was $(2,744) compared with $(2,952) for the period ended March 31, 2004.

Net loss applicable to common stockholders

The net loss applicable to common stockholders for the three months ended March 31, 2005 was $(2,177,602). This reflects the non-cash deemed dividends related to the beneficial conversion features of $124,858 for Series A convertible preferred stock and $2,050,000 for Series C convertible preferred stock.  The net loss applicable to common stockholders for the three months ended March 31, 2004 was $(2,952).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

Following our acquisition of Genex, the Company had net working capital of $867,724 on March 31, 2005.  Net cash used in operating activities was $799,456 for the three months ended March 31, 2005. Of this amount, trade receivables increased by

$381,064 and amounts due from related parties by $397,132.

Cash Used in Investing Activities

The Company used net cash of $2,515,516 for the acquisition of Genex which represents the gross cash paid for Genex of $3,300,000, less the cash acquired of $784,484.

Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 was $3,562,273. This represented the proceeds from the issuance of Series A, B and C convertible preferred stock.

Sources of Liquidity

During the three months ended March 31, 2005, we have satisfied our cash requirements primarily through the issuance of preferred stock.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Our ability to continue as a going concern remains dependent upon the ability to generate positive cash flows from operations.  These financial statements do not include any adjustments that might be necessary as a result of the above uncertainty. While Technest has experienced operating losses in the past, due to the acquisition of Genex, management believes the operating portion of the business will be cash flow positive in fiscal 2005. Management’s business plan is to continue to grow the Genex customer base and revenues and to control and monitor operating expenses and capital expenditures. In addition, Technest consummated a financing through which we realized net cash of approximately $400,000.

Management believes that the business as currently constituted will produce positive cash flows which, together with the current cash levels, will enable Technest to meet existing financial obligations as they come due during the current fiscal year. However, management can provide no assurance that the performance of the business will meet these expectations.

Commitments and Contingencies

Facilities

The Company has its executive office in Ridgefield, CT. On November 1, 2004, the company entered into a three year lease at a monthly rental of $1,500 with Southridge Holdings LLC; who is the beneficial owner of 34,827 shares of Series C preferred stock and 72,820,565  five year warrants to purchase common stock at $0.03 a share.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006.  The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes

Legal

 On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against the Company, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation’s outcome. However, the Company could be adversely affected if the plaintiff prevails.

On November 22, 2002, a default Judgment in the sum of $30,106 including interest and related costs was entered against the Company. This amount is included in accounts payable as of March 31, 2005.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Concentrations

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires that we disclose any significant off-balance-sheet and credit risk concentrations.  As of March 31, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive a significant portion of our contract revenue from contracts with Federal government agencies. Consequently, a significant portion of our accounts receivable is due from Federal government agencies either directly or through other government contractors.

Estimated Useful Lives of Amortizable Intangible Assets

We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Genex acquisition over the remaining legal life of the underlying patents beginning with the date of acquisition.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the three months ended March 31, 2005.

Revenue Recognition

We recognize product revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain,

(3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred.

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined.

Fair Value of Financial Instruments and Stock-based Compensation

The Company records stock-based compensation to non-employees at fair value. The Company does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price of the underlying stock at the time of grant. The Company reports pro forma net loss and loss per share in accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 148.

The fair value of options and warrants granted to non-employees is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including the volatility of our stock price, the expected life of the option and the risk-free interest rate. Because our stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing model may not necessarily provide a reliable single measure of fair value of our stock options.

The Company uses the quoted closing price of the Company’s common stock on the measurement date as the fair value of the underlying common stock.  For all non-employee options and warrants, the Company has used the contractual life as the expected life of the instrument.  The risk-free interest rate is the yield on a U.S. government security with a term approximating the life of the underlying equity instrument.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result primarily of federal and state net operating loss carryforwards, the Company has a significant deferred tax asset. A valuation allowance against this asset is recognized if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized. The United States Tax Reform Act of 1986 contains provisions that may limit the Company’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

The Company, in determining the amount of the gross deferred tax assets, estimates the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In all periods presented, the Company utilized 35% which represents the maximum corporate federal tax rate. In addition, the Company has determined that, as of March 31, 2005 and 2004, it is more likely than not that the Company will not realize any portion of its deferred tax asset. This determination is based on the fact that the Company has never consistently generated any substantive taxable income. Additionally, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern. The Company will reassess the realizability of the deferred tax assets each period.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this prospectus, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.  This section is organized as follows: (i) risks related to our business, financial condition and results of operations, (ii) risks related to investing in low priced stock, (iii) risks relating to investing in a controlled company;  (iv) risks related to capital structure.

RISKS RELATED TO OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have an accumulated deficit, history of losses and may have continued losses for the foreseeable future with no assurance of profitability; therefore investors may lose their entire investment

We have had net operating losses each year since its inception. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment. During the three months to March 31, 2005, our net loss applicable to common shareholders was $(2,177,602).  Although we expect to be cash flow positive with the acquisition of Genex, there can be no assurances that this will be the case. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. It is possible that we will never achieve profitability.

Our independent auditors believe there is substantial doubt we can continue as a going concern

Our audited financial statements included on form 10-KSB for the fiscal year ended December 31, 2004, showed that we had negative working capital of approximately $309,177 and an accumulated deficit of approximately $15,531,599  incurred through December 31, 2004.  Our independent auditors believe there is substantial doubt that we can continue as a going concern. As a result, you may lose your entire investment.

Following the investor financing and acquisition of Genex we have positive working capital (unaudited) of $867,724, However, we have a history of losses. Although we now have revenues with the acquisition of Genex Technologies there is no assurance that we will operate profitably. If we continue to experience losses, an investment in our common stock is at risk of being lost.

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

RISKS  RELATED TO INVESTING IN A CONTROLLED COMPANY

Our principal stockholders control the affairs of our company.  If you are a minority shareholder, you will not have the ability to influence the affairs of our company.

Our principal stockholder, Markland Technologies Inc., controls 93% of the Company’s outstanding shares of common stock.  As a result, they direct the affairs of the Company through the appointment of our executive officers and directors.

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

Technest’s executive officers will not spend full time operating our business.

Technest’s Chief Executive Officer, Chief Financial Officer and one of its Directors are also officers and Directors of other companies, including Markland. As a result, they may not be able to devote their full time to Technest. As a result of their participation in business activities of other companies, their limited attention to Technest may delay the development of Technest’s business.

RISKS RELATED TO CAPITAL STRUCTURE

Shares eligible for future sale may adversely affect the market price of Technest’s common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of Technest’s common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, Technest is obligated to file three (3) registration statements with the Securities and Exchange Commission within 75-105 days from February 14, 2005. These registration statements will cover the subsequent resale of outstanding any shares of common stock or shares of common stock underlying warrants or preferred stock issued or to be issued in connection with the acquisition of Genex and related transactions. The mean average daily volume of Technest since January 3, 2005 is approximately 14,128 shares. The market may not be able to absorb all of the shares that Technest expects to register within 75-105 days from February 14, 2005. This may cause the price of Technest to decrease.

Item 2.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

Our internal control over financial reporting during our quarter ended March 31, 2005  has materially changed with the acquisition of Technest by Markland and the acquisition of Genex by Technest. We have integrated the accounting and controls for these two small companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2005, the Company issued twenty five (25) shares of its Series A Convertible Preferred Stock to Verdi Consulting, Inc., for the aggregate consideration of $25,000. The Company received net proceeds of $25,000 from this private placement.  The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended (the “Act”).  Verdi Consulting, Inc. is an “accredited investor” within the meaning of Regulation D.

On February 8, 2005, the Company issued 99.325 shares of its Series A Preferred Stock to Garth LLC in exchange for $25,000 in cash and the surrender of certain of the Company’s 8% Promissory Notes held by Garth LLC (the “Notes”). As of December 31, 2004, the Notes had an aggregate outstanding principal balance plus accrued interest of $74,325.  No penalties were paid in connection with the exchange and cancellation of the Notes. The Company received net cash proceeds of $25,000 from this private placement.  The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended.

On February 14, 2005 the Company issued 412,650,577 shares of its common stock to Markland in exchange for 10,168,764 shares of Markland common stock.  The shares of Markland common stock were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc., by the Company.  The offer and sale of these securities was made in reliance on Section 4(2) of Securities Act of 1933, as amended.

On February 14, 2005, immediately after the acquisition by Markland of a controlling interest in Technest, the Investors consisting of Southridge Partners LP, Southshore Capital Fund Limited, Verdi Consulting, Inc., ipPartners, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP (collectively, the “Investors”) paid $5,000,000 in cash for 1,149,425 shares of Technest Series B Preferred Stock, five-year warrants to purchase up to 242,735,571 shares of Technest common stock for an exercise price of $.0307 per share (before the Reverse Split), and 1,149,425 shares of

Technest Series C Preferred Stock convertible into 242,735,571 shares of Technest’s common stock (before the Reverse Split). After the Reverse Split, the warrants will be exercisable for 1,149,425 shares of Technest common stock and the Series C Preferred Stock will be convertible into 1,149,425 shares of Technest common stock. These securities were sold in units for a price of $4.35 per unit each.  Each unit consists of one share of Series B Preferred Stock; one share of Series C Preferred Stock and a warrant to purchase up to 211.18 shares of Technest’s common stock.  The issuance and sale of the securities were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

On February 14, 2005 in connection with the transactions pursuant to which we acquired Genex Technologies, Inc., and pursuant to which we became a majority owned subsidiary of Markland Technologies, Inc. (see Note 1 above to our Condensed and Consolidated Financial Statements) we submitted three matters to a vote of security holders.  Each of these matters was approved by the holders of a majority of the then outstanding shares of our common stock.  Specifically, the matters submitted to a vote of security holders were as follows:

                  To approve and ratify the action of the Board of Directors of the Corporation to elect Robert Tarini to the Board of Directors of the Corporation to fill one of the vacancies.

 This matter was approved by the written consent of the holders of 21,312,405 shares of our common stock.  On February 14, 2005 29,408,870 shares of our common stock were outstanding and entitled to vote.

 Following the passage of this matter, our board of directors consisted of Mark Allen and Robert Tarini.

                  To approve and ratify the action of the Board of Directors of the Corporation to sell to Markland Technologies, Inc., 412,650,577 shares of the Corporation’s common stock.

 This matter was approved by the written consent of the holders of 21,312,405 shares of our common stock.  On February 14, 2005 29,408,870 shares of our common stock were outstanding and entitled to vote.

                  To approve the recommendation of the Board of Directors of the Corporation to effect a recapitalization in the form of a one for two hundred eleven and eighteen one hundredths reverse stock split of the Corporation’s shares of common stock outstanding or held by the Corporation in its treasury.

 This matter was approved by the written consent of the holders of 21,312,405 shares of our common stock.  On February 14, 2005 29,408,870 shares of our common stock were outstanding and entitled to vote.

ITEM 6.  Exhibits.

(a) EXHIBITS

Exhibit No.	Description	Filed with this 10-QSB	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Reorganization by and among Financial Intranet, Inc., Technest.com, Inc., and the Stockholders of Technest.com, Inc., dated March 21, 2001.		8-K	April 19, 2001	2.1
2.2	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP, dated February 14, 2005		8-K	February 15, 2005	2.1
2.3	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.4	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.5	1998 Stock Option Plan		SB-2	February 26, 1999	4.2
2.6	2000 Stock Option Plan		PRE 14A	April 27, 2000	A
2.7	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1

3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.	10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation	8-K	August 9, 2001	3.1
3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3

4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4
4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.9
10.1	Letter regarding purchase of Wee Wees, Inc. dated October 9, 1996.	SB-2	February 26, 1999	10.1
10.2*	Employment Agreement dated as of September 12, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.2
10.3*	Employment Agreement dated as of September 12, 1997 between Registrant and Ben B. Stein.	SB-2	February 26, 1999	10.3
10.4*	Employment Agreement dated as of September 12, 1997 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.4
10.5*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.5

10.6*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.6
10.7*	Consulting Agreement dated as of February 27, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.7
10.8	Promissory Note issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.8
10.9	Warrant issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.9
10.10	Subscription agreement between Registrant and investor in private placement on December 31,1998.	SB-2	February 26, 1999	10.10
10.11	Subscription agreement between Registrant and investor in private placement on February 8, 1999.	SB-2	February 26, 1999	10.11
10.12	Warrant issued by Registrant to investor on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.12
10.13	Form of Warrant certificate issuable by Registrant to investor upon subsequent installments due under private placement.	SB-2	February 26, 1999	10.13
10.14	Guaranty executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.14
10.15	Stock Pledge Agreement executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.15
10.16	Service Agreement between the Registrant and Siemens dated December 30, 1998.	SB-2/A	May 14, 1999	10.16

10.17	Warrant issued by Registrant to Cardinal Capital Management on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.17
10.18	Warrant issued by Registrant to Josephberg Grosz & Co. on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.18
10.19	Warrant issued by Registrant to Josephberg Grosz & Co. on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.19
10.20	Warrant issued by Registrant to Cardinal Capital Management on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.20
10.21	Convertible Promissory Note issued by Registrant to investor on February 8, 1999.	SB-2	February 26, 1999	10.21
10.22	Registration Rights Agreement executed by Registrant on February 8, 1999.	SB-2	February 26, 1999	10.22
10.23*	Consulting Agreement with Barry Stein dated February 27, 1997.	SB-2	February 26, 1999	10.23
10.24	Registration Rights Agreement executed by Registrant on December 31, 1998.	SB-2	February 26, 1999	10.24
10.25*	Consulting agreement with Kevin Haggerty dated October 6, 1997.	SB-2/A	May 14, 1999	10.25
10.26*	Consulting agreement with Maura Marx dated February 27, 1997.	SB-2/A	May 14, 1999	10.26
10.27*	Rebiller Service Agreement with WorldCom Inc. dated June 30, 1997.	SB-2/A	May 14, 1999	10.27
10.28*	Consulting Agreement with Barry Stein dated as of March 3, 1999.	SB-2/A	May 14, 1999	10.28
10.29	Agreement with Frontier Corp. dated April 1999.	SB-2/A	May 14, 1999	10.29

10.30*	Consulting Agreement with Joseph Theismann dated April 30, 1999.	SB-2/A	May 14, 1999	10.30
10.31	Convertible Promissory Note dated July 20, 1999 in favor of Garth LLC	SB-2/A	July 28, 1999	10.31
10.32	Pledge and Security Agreement dated July 20, 1999 executed by Messrs. Sheppard and Stein and Ms. Marx	SB-2/A	July 28, 1999	10.32
10.33	Letter Agreement between H&H Acquisition Corporation and Barry Stein dated March 7, 1997.	SB-2/A	July 28, 1999	10.33
10.34	Warrant dated February 20, 1999 issued to Garth LLC.	SB-2/A	July 28, 1999	10.34
10.35	Bridge Loan Financing Agreement dated as of July 20, 1999 between the Registrant and Garth LLC.	SB-2/A	July 28, 1999	10.35
10.36	Asset Purchase Agreement by and between Financial Intranet, Inc., and LongYin Network Technology Co., Ltd., dated March 27, 2000.	8-K	April 11, 2000	2
10.37	Form of Purchase and Sale Agreement by and between Technest Holdings, Inc., and Aberdeen Avenue LLC dated March 25, 2003.	10-KSB	April 15, 2005	10.37
10.38	Form of Purchase and Sale Agreement by and among Technest Holdings, Inc., and Cache Capital (USA) L.P., the Rearden Trust, the Four Life Trust, J.P. Carey Enterprises, Inc., J.P. Carey Securities, Inc., and Atlantis Capital Fund Limited, dated April 1, 2003.	10-KSB	April 15, 2005	10.38
10.39	Form of lease by and between Technest Holdings, Inc., and Southridge Holdings LLC, dated November 1, 2004.	10-KSB	April 15, 2005	10.39

10.40	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005. Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.	8-K	February 14, 2005	10.1
10.41	Form of 8% Promissory Note between the registrant and Garth LLC.	8-K	February 14, 2005	10.2
10.42	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.3
10.43	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.4
10.44	Escrow Agreement between Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005	8-K	February 15, 2005	10.1
10.45	Lock-Up Agreement of Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.2
10.46	Employment Agreement between Genex Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.3
10.47	Lock-up Agreement between Technest Holdings, Inc. Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005	8-K	February 15, 2005	10.4
10.48	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.49	Agreement between Genex Technologies, Inc. and Ocean Tomo	8-K	February 15, 2005	10.7
10.50*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.1
10.51*	Letter Agreement between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.2
10.52*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.3
10.53*	Letter Agreement between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.4
10.54*	Letter Agreement dated as of July 1, 2000 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.5

10.55*	Employment Agreement dated as of August 23, 1999, between Registrant and Corey Rinker.		10-KSB	April 16, 2001	10.6
10.56*	Letter Agreement dated as of January 31, 2001, from Corey Rinker to Registrant.		10-KSB	April 16, 2001	10.7
10.57	Promissory Note dated January 12, 2000 by and between Registrant and Garth LLC in the principal sum of $150,000.		10-KSB	April 16, 2001	10.8
10.58	Promissory Note dated February 7, 2000 by and between Registrant and Garth LLC in the principal sum of $200,000.		10-KSB	April 16, 2001	10.9
10.59	Form of Debenture dated May 20, 2000 by and between Registrant and Garth LLC in the principal sum of $600,000.		10-KSB	April 16, 2001	10.10
10.60	Promissory Note dated October 30, 2000 by and between Registrant and Garth LLC in the principal sum of $190,000.		10-KSB	April 16, 2001	10.11
10.61	Promissory Note dated January 22, 2001 by and between Registrant and Garth LLC in the principal sum of $75,000.		10-KSB	April 16, 2001	10.12
16.1	Letter Regarding Change in Certifying Accountant		8-K/a	February 18, 2000	16.1
16.2	Letter Regarding Change in Certifying Accountant		8-K/A	January 31, 2001	16.1
16.3	Letter Regarding Change in Certifying Accountant		8-K/A	November 2, 2001	16.1
16.4	Letter of Grassi & Co. CPAs, P.C. (Formerly Feldman Sherb & Co., P.C.)		8-K	September 23, 2002	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.		10-KSB	April 15, 2005	21.1
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
32.2	Certification by CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technest Holdings, Inc.

By             /s/ Robert Tarini

     Chairman, Director and

     Chief Executive Officer

Date:  May 23, 2005

 EXHIBIT TABLE

Exhibit No.	Description	Filed with this 10-QSB	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Agreement and Plan of Reorganization by and among Financial Intranet, Inc., Technest.com, Inc., and the Stockholders of Technest.com, Inc., dated March 21, 2001.		8-K	April 19, 2001	2.1
2.2	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP, dated February 14, 2005		8-K	February 15, 2005	2.1
2.3	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.4	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.5	1998 Stock Option Plan		SB-2	February 26, 1999	4.2
2.6	2000 Stock Option Plan		PRE 14A	April 27, 2000	A
2.7	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4
4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5

4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.9
10.1	Letter regarding purchase of Wee Wees, Inc. dated October 9, 1996.	SB-2	February 26, 1999	10.1
10.2*	Employment Agreement dated as of September 12, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.2
10.3*	Employment Agreement dated as of September 12, 1997 between Registrant and Ben B. Stein.	SB-2	February 26, 1999	10.3
10.4*	Employment Agreement dated as of September 12, 1997 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.4
10.5*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.5
10.6*	Amendment to Employment Agreement dated as of December 15, 1998 between Registrant and Maura Marx.	SB-2	February 26, 1999	10.6
10.7*	Consulting Agreement dated as of February 27, 1997 between Registrant and Michael Sheppard.	SB-2	February 26, 1999	10.7

10.8	Promissory Note issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.8
10.9	Warrant issued by Registrant to investor on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.9
10.10	Subscription agreement between Registrant and investor in private placement on December 31,1998.	SB-2	February 26, 1999	10.10
10.11	Subscription agreement between Registrant and investor in private placement on February 8, 1999.	SB-2	February 26, 1999	10.11
10.12	Warrant issued by Registrant to investor on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.12
10.13	Form of Warrant certificate issuable by Registrant to investor upon subsequent installments due under private placement.	SB-2	February 26, 1999	10.13
10.14	Guaranty executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.14
10.15	Stock Pledge Agreement executed by Ben B. Stein on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.15
10.16	Service Agreement between the Registrant and Siemens dated December 30, 1998.	SB-2/A	May 14, 1999	10.16
10.17	Warrant issued by Registrant to Cardinal Capital Management on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.17
10.18	Warrant issued by Registrant to Josephberg Grosz & Co. on December 31, 1998 in connection with private placement.	SB-2	February 26, 1999	10.18

10.19	Warrant issued by Registrant to Josephberg Grosz & Co. on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.19
10.20	Warrant issued by Registrant to Cardinal Capital Management on February 8, 1999 in connection with private placement.	SB-2	February 26, 1999	10.20
10.21	Convertible Promissory Note issued by Registrant to investor on February 8, 1999.	SB-2	February 26, 1999	10.21
10.22	Registration Rights Agreement executed by Registrant on February 8, 1999.	SB-2	February 26, 1999	10.22
10.23*	Consulting Agreement with Barry Stein dated February 27, 1997.	SB-2	February 26, 1999	10.23
10.24	Registration Rights Agreement executed by Registrant on December 31, 1998.	SB-2	February 26, 1999	10.24
10.25*	Consulting agreement with Kevin Haggerty dated October 6, 1997.	SB-2/A	May 14, 1999	10.25
10.26*	Consulting agreement with Maura Marx dated February 27, 1997.	SB-2/A	May 14, 1999	10.26
10.27*	Rebiller Service Agreement with WorldCom Inc. dated June 30, 1997.	SB-2/A	May 14, 1999	10.27
10.28*	Consulting Agreement with Barry Stein dated as of March 3, 1999.	SB-2/A	May 14, 1999	10.28
10.29	Agreement with Frontier Corp. dated April 1999.	SB-2/A	May 14, 1999	10.29
10.30*	Consulting Agreement with Joseph Theismann dated April 30, 1999.	SB-2/A	May 14, 1999	10.30
10.31	Convertible Promissory Note dated July 20, 1999 in favor of Garth LLC	SB-2/A	July 28, 1999	10.31
10.32	Pledge and Security Agreement dated July 20, 1999 executed by Messrs. Sheppard and Stein and Ms. Marx	SB-2/A	July 28, 1999	10.32

10.33	Letter Agreement between H&H Acquisition Corporation and Barry Stein dated March 7, 1997.	SB-2/A	July 28, 1999	10.33
10.34	Warrant dated February 20, 1999 issued to Garth LLC.	SB-2/A	July 28, 1999	10.34
10.35	Bridge Loan Financing Agreement dated as of July 20, 1999 between the Registrant and Garth LLC.	SB-2/A	July 28, 1999	10.35
10.36	Asset Purchase Agreement by and between Financial Intranet, Inc., and LongYin Network Technology Co., Ltd., dated March 27, 2000.	8-K	April 11, 2000	2
10.37	Form of Purchase and Sale Agreement by and between Technest Holdings, Inc., and Aberdeen Avenue LLC dated March 25, 2003.	10-KSB	April 15, 2005	10.37
10.38	Form of Purchase and Sale Agreement by and among Technest Holdings, Inc., and Cache Capital (USA) L.P., the Rearden Trust, the Four Life Trust, J.P. Carey Enterprises, Inc., J.P. Carey Securities, Inc., and Atlantis Capital Fund Limited, dated April 1, 2003.	10-KSB	April 15, 2005	10.38
10.39	Form of lease by and between Technest Holdings, Inc., and Southridge Holdings LLC, dated November 1, 2004.	10-KSB	April 15, 2005	10.39
10.40	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005. Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.	8-K	February 14, 2005	10.1
10.41	Form of 8% Promissory Note between the registrant and Garth LLC.	8-K	February 14, 2005	10.2
10.42	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.3
10.43	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.4

10.44	Escrow Agreement between Markland Technologies, Inc., Technest Holdings, Inc., Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005	8-K	February 15, 2005	10.1
10.45	Lock-Up Agreement of Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.2
10.46	Employment Agreement between Genex Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	10.3
10.47	Lock-up Agreement between Technest Holdings, Inc. Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005	8-K	February 15, 2005	10.4
10.48	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.49	Agreement between Genex Technologies, Inc. and Ocean Tomo	8-K	February 15, 2005	10.7
10.50*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.1
10.51*	Letter Agreement between Registrant and Michael Sheppard.	10-KSB	April 16, 2001	10.2
10.52*	Amendment to Employment Agreement dated as of March 15, 1999 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.3
10.53*	Letter Agreement between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.4
10.54*	Letter Agreement dated as of July 1, 2000 between Registrant and Maura Marx.	10-KSB	April 16, 2001	10.5
10.55*	Employment Agreement dated as of August 23, 1999, between Registrant and Corey Rinker.	10-KSB	April 16, 2001	10.6
10.56*	Letter Agreement dated as of January 31, 2001, from Corey Rinker to Registrant.	10-KSB	April 16, 2001	10.7
10.57	Promissory Note dated January 12, 2000 by and between Registrant and Garth LLC in the principal sum of $150,000.	10-KSB	April 16, 2001	10.8
10.58	Promissory Note dated February 7, 2000 by and between Registrant and Garth LLC in the principal sum of $200,000.	10-KSB	April 16, 2001	10.9

10.59	Form of Debenture dated May 20, 2000 by and between Registrant and Garth LLC in the principal sum of $600,000.		10-KSB	April 16, 2001	10.10
10.60	Promissory Note dated October 30, 2000 by and between Registrant and Garth LLC in the principal sum of $190,000.		10-KSB	April 16, 2001	10.11
10.61	Promissory Note dated January 22, 2001 by and between Registrant and Garth LLC in the principal sum of $75,000.		10-KSB	April 16, 2001	10.12
16.1	Letter Regarding Change in Certifying Accountant		8-K/a	February 18, 2000	16.1
16.2	Letter Regarding Change in Certifying Accountant		8-K/A	January 31, 2001	16.1
16.3	Letter Regarding Change in Certifying Accountant		8-K/A	November 2, 2001	16.1
16.4	Letter of Grassi & Co. CPAs, P.C. (Formerly Feldman Sherb & Co., P.C.)		8-K	September 23, 2002	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.		10-KSB	April 15, 2005	21.1
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
32.2	Certification by CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x