Form 10KSB
period 2005-06-30
TECHNEST HOLDINGS INC
filed 2005-09-28
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2005 to June 30, 2005.
Commission File Number 000-27023

Technest Holdings, Inc.
(Exact name of Registrant as specified in its Charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

 88 Royal Little Drive, Providence, RI
(Address of principal executive offices)

276 Washington Street, No. 367, Boston, MA 02108
(Mailing Address)

88-0357272 (I.R.S. Employer Identification No.) 02904 (Zip Code)

Issuer’s Telephone Number: (617) 973-5104

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title or Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [  ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for the six month transition period ended June 30, 2005 were $1,664,075.

The number of shares outstanding of the issuer’s class of Common Stock, as of September 12, 2005 is 14,302,721, $.001 par value. Of this number, a total of 244,243 shares, having an aggregate market value of $1,660,852.40 based on the closing price of the issuer’s common stock of $6.80 on September 12, 2005 as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCBB”), were held by non-affiliates* of the issuer.

*
Affiliates for the purpose of this item refers to the issuer’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the issuer’s Common Stock, both of record and beneficially.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

14,302,721 shares as of September 12, 2005, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TECHNEST HOLDINGS, INC.
FORM 10-KSB
TABLE OF CONTENTS
June 30, 2005

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,”“expect,”“believe,”“anticipate,”“intend,”“could,”“estimate,”“continue,”“plans,” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-KSB are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-KSB. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

In this annual report on Form 10-KSB, and unless the context otherwise requires “Technest,” the “Company,”“we,”“us” and “our” refer to Technest Holdings, Inc. and its subsidiaries, taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

The information contained in this report has been retroactively adjusted to reflect a 1-for-211.18 reverse stock split of our common stock effective July 19, 2005, where we exchanged 211.18 shares of common stock for one new share of common stock, thereby reducing the number of shares outstanding.

PART I

Item 1. Description of Business

Overview

On February 14, 2005, Markland Technologies, Inc., an integrated homeland security and defense company, acquired a controlling interest in Technest. In connection with this transaction, and at the same time, Technest acquired all of the capital stock of Genex Technologies, Inc., a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors.

Prior to the Genex transaction, we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $309,316 and 29,408,870 shares of common stock issued and outstanding. Our primary attraction to a potential merger partner or acquisition vehicle was expected to be our status as a public company. Our objective was to maintain good standing while exploring corporate and entity growth through merger and/or acquisition.

Recent Developments

Acquisition of EOIR. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and as a result, Markland’s ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock).

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. Markland acquired EOIR on June 30, 2004. EOIR generated approximately 97% of Markland’s revenue for fiscal 2005.

Reverse Stock Split. On June 2, 2005, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”) after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number. The Reverse Stock Split was effective as of the close of business on July 19, 2005. The Reverse Stock Split did not reduce the amount of authorized shares of our common stock, which remains at 495,000,000.

Company History

Technest Holdings, Inc. is the successor of a variety of businesses dating back to 1993. We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc. Prior to December 17, 1996, we had no operations. Between December 1996 and May 2002, we were involved in a number of different businesses.

In May 2002, we discontinued our satellite business located in Atlanta, Georgia and closed and vacated those offices.

Between July and August 2002, with the approval of the Board of Directors, we sold all of our holdings of restricted securities in three investments for $100,000 to Flamboro Court LLC. As of immediately prior to the closing of the August transaction, these holdings represented approximately 68% of the entire portfolio of our holdings of restricted securities.

In February 2003, we distributed to our stockholders an information statement on Schedule 14C in connection with the actions taken by written consent of the holders of 50.34% of our outstanding shares of common stock of record as of October 31, 2002. The actions approved by written consent were:

•	withdrawal of our election to be treated as a business development company under the Investment Company Act of 1940;

•
authorization to sell all or any part of the securities held by us in various companies or borrow funds, repayment of which was secured by all or any part of those portfolio securities, or any combination of such sales or borrowings; and

•
authorization to effectuate a reverse split of our common stock, $.001 par value, where a number of such shares, (but not more than 100), issued and outstanding as of the date of the stock split would be reclassified as and converted into one (1) share of common stock immediately following the such reverse stock split.

On March 25, 2003, we sold all outstanding shares of Technest.com, Inc. (a subsidiary of Technest Holdings, Inc.) to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale we reversed $2,234,428 of the subsidiary’s liabilities which was recorded as other income during the second quarter 2003.

On April 1, 2003, we exchanged all of our shares in Corpfin.com, Inc. (“CFNC”) with six shareholders in return for 16,261,822 shares of our common stock. Thereafter we retired these shares. On October 10, 2003, the Company filed a Form N-54C withdrawing its election to be treated as a business development company.

Between October 10, 2003 and February 14, 2005, we had no operations.

Our Business - Imaging and Surveillance

Our acquisition of Genex on February 14, 2005, a company which provides remote sensing technology products and services to the U.S. Department of Defense, (“DOD”), to various other United States Intelligence Agencies (“INTEL”) and the National Institute of Health, is a significant part of our ongoing business strategy of creating an integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

Genex currently is engaged in programs to develop the following: disposable sensors for the U.S. Army Night Vision Laboratory; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research, Development and Engineering Center; a weapons flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

Chemical and Explosive Detection. Through Genex, we have targeted sensing technologies that are relevant to both DOD and Department of Homeland Security missions: Chemical/Biological (“Chem/Bio”) and Improvised Explosive Devices (“IED”) detection sensors. The Chem/Bio and IED Division concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance. Under a Phase 2 Small Business Innovative Research (“SBIR”) grant from the U.S. Army, Genex is developing a new sensor that can remotely detect the presence of chemical and biological weapons.

Research and Development. The Research and Development (“R&D”) division of Genex is focused on developing our imaging technology portfolio via advanced research in intelligent surveillance, three-dimensional imaging, and medical imaging. By integrating our marketing pursuits and our R&D efforts, we can bring to market technological advances that enhance customer value. Some of our targeted research areas include: (i) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (ii) detection of concealment of intent using thermal and three-dimensional imaging to support anti-terrorist efforts; (iii) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (iv) more effective and less risky radiation treatment for cancer by use of three-dimensional imaging for patient positioning. Our R&D expense for the six months ended June 30, 2005 was $2,298,850, of which $2,095,000 was acquired in-process R&D.

Management believes that Genex, which has a patent portfolio of over 12 issued and 21 pending U.S. patents for video and imaging technologies, is well positioned to capture additional sales in the United States in the areas of research and development within the Department of Homeland Security and the Department of Defense. There can be no assurance that we will be able to capture additional sales in the U.S.

Currently there are eight funded SBIR programs in Genex’s R&D division. Current contracts in place have the potential to produce approximately $2.7 million in revenue during the 2006 fiscal year.  In April 2004, Genex obtained a three-year grant potentially worth approximately $2.0 million from the National Institute for Health to develop three-dimensional optical tomography technologies for breast cancer detection.

Commercial Division. The Commercial Division of Genex is focused on growing commercial market opportunities for Genex’s technology portfolio. Its core technologies of three-dimensional imaging, three-dimensional display, and intelligent surveillance have broad application, and its commercial division is focused on finding markets which have: a high fit of application with our technology; high revenue potential; economic value added for markets to adopt our technology; and accessible customers and channels.  Management plans to generate further commercial growth primarily through strategic partnerships with customers in the markets having the characteristics described above to reduce technical risk while providing strong channels of distribution for market access.

The Commercial Division’s revenues since the date of acquisition to June 2005 were approximately $248,000. Current revenues for the Commercial Division derive primarily from our three-dimensional FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a three-dimensional image captured by our camera. The product is being marketed towards applications in digitized identification, such as employee ID and motor vehicle licenses, and in the medical market place. Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass-market deployment.

In addition, while not a current source of significant revenue, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate significant revenue based on Genex’s ability to generate accurate three-dimensional measurement data.  However, there can be no assurance that we will be able to generate significant revenue based on Genex’s ability to generate accurate three-dimensional measurement data.

Competition

The markets for our products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, changing technical needs of customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have financial, marketing, and research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete. Many of our primary competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

We have particular proprietary technologies, some that have been developed and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are many other technologies being presented to the Department of Homeland Security that directly compete with our technologies. The Department of Homeland Security may pursue solutions different from ours.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We own 12 U.S. patents. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

We do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Dependence On U.S. Government Contracts

Approximately 80% of our range of services and products are sold to agencies of the U.S. Government. Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the U.S. Government. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

Much of our business is won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment. With respect to bids for government work, however, in most cases the client specifies the terms and conditions and the form of contract.

Essentially all contracts with the United States Government, and many contracts with other government entities, permit the government client to terminate the contract at any time for the convenience of the government or for default by the contractor. We operate under the risk that such terminations may occur and have a material impact on operations.

Government Regulation

Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as interest expenses and some costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets.

Companies supplying defense-related equipment to the U.S. Government are subject to some additional business risks specific to the U.S. defense industry. Among these risks are the ability of the U.S. Government to unilaterally suspend a company from new contracts pending resolution of alleged violations of procurement laws or regulations. In addition, U.S. Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

U.S. Government contracts are, by their terms, subject to unilateral termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts' scope of work. Upon termination other than for a contractor's default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant contracts have been terminated.

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

Sales and Marketing

We currently divide the marketing efforts of our products and services into three areas: (1) directly to federal or local government agencies; (2) to large partners who may represent an opportunity for us as subcontractors; and (3) to commercial entities. These marketing duties are divided among upper management.

Manufacturing

We currently do not have any manufacturing capabilities.

Employees

As of June 30, 2005, Technest Holdings had a total of 29 employees, all of which are full-time.

The Acquisition Of Genex Technologies, Inc.

The acquisition of Genex Technologies, Inc. was effected pursuant to an Agreement Plan of Merger, dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. ("MTECH") (a wholly-owned subsidiary of Technest), Genex and Jason Geng (the then sole stockholder of Genex). In connection with this merger, Markland and Technest entered into agreements providing for the registration of shares to be issued to Jason Geng, a lock-up agreement with Jason Geng and an employment agreement with Jason Geng.

Merger Agreement. Technest paid $3,000,000 in cash and transferred 10,168,764 shares of Markland stock to Jason Geng, the sole stockholder of Genex for all of the capital stock of Genex. As a result of this transaction, Genex Technologies, Inc. became a wholly-owned subsidiary of Technest. Jason Geng's share consideration was to be adjusted to reflect changes in the closing bid price of our common stock in the 10 trading days following February 14, 2005. In addition, the Merger Agreement provides for Mr. Geng to receive a six-month unsecured promissory note in the principal amount of $550,000 that accrues interest at the rate of 6% per year. Also, the Merger Agreement provides that if Genex meets specified revenue goals at the end of each of the first three years following February 14, 2005, Technest will pay to Mr. Geng contingent consideration of additional shares of Technest common stock equal to the fair market value of 30% of the difference in Genex's gross revenue during the year proceeding the payment and its gross revenue in 2004. Finally, the Merger Agreement provides that if the Intraoral Technologies are commercialized, Mr. Geng will be entitled to 50% of all profits generated from the Intraoral Technologies for a period of five years following February 14, 2005. Following the acquisition, it is Technest’s opinion that Mr. Geng omitted material representations from the Merger Agreement, and as a result, Markland and Technest have not issued and do not intend to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock

Markland, Technest and MTECH, on one hand, and Jason Geng, on the other hand have agreed to indemnify each other for breaches of representations, warranties and failures to perform covenants. Indemnity is available pursuant to the indemnity escrow agreement for any claim by us or Technest above $100,000. Jason Geng's liability is limited to the amount in the indemnity escrow fund, set at closing as $2 million of Markland common stock taken from the consideration paid to Jason Geng at closing. There are 2,905,361 shares of Markland common stock held in the indemnity escrow fund, which as of September 19, 2005, had a market value of approximately $116, 214. Jason Geng has agreed to indemnify the Technest entities for all losses associated with disputes relating to the title of Genex shares, taxes, ERISA, environmental and intellectual property claims for amounts up to the full consideration for the merger. Jason Geng also agreed to pay Genex for any amount a governmental entity refuses to pay in relation to a regulatory audit currently being conducted.

Technest Registration Obligations. Technest entered into a Registration Rights Agreement with Jason Geng, on February 14, 2005. Pursuant to this agreement, Technest agreed to file with the SEC registration statements covering the resale of all of the Technest common stock Technest may ultimately be required to issue to Jason Geng as additional consideration for the sale of his Genex common stock if Genex recognizes gross revenues in excess of a particular dollar amount in each of the three years following Technest's acquisition of Genex. We would be required to file one such registration statement within forty-five (45) days following each of the three yearly determinations of whether earnout payments are due. Technest agreed to use commercially reasonable efforts to cause each registration statement to be declared effective within one hundred five (105) days following each such earnout payment determination. Pursuant to the agreement, Technest must also use commercially reasonable efforts to keep each registration statement effective until the date on which Jason Geng no longer holds any of the registrable securities, unless the shares of Technest common stock covered by the registration statement have been sold or may be sold pursuant to Rule 144 of the Securities Act without volume restrictions.

Lock-Up Agreements. We entered into a lock-up agreement with Jason Geng and Markland pursuant to which Jason Geng agreed (a) not to sell or dispose of any of Markland common stock issued to Jason Geng under the Merger Agreement through July 31, 2005 without the prior written consent of Markland, provided that Jason Geng may sell or transfer such shares to Markland, Technest or his immediate family members as a bona fide gift, (b) beginning on August 1, 2005, not to sell more than ten percent (10%) in the aggregate, of Markland common stock in any given thirty (30) day period, and (c) not to sell more than twenty-five percent (25%) of the aggregate Technest common stock that may be issued to him, in any given thirty (30) day period.

Jason Geng Employment Agreement. In connection with this acquisition, Genex entered in to an employment agreement with Jason Geng. The agreement contemplated the employment of Jason Geng by Genex for a period of three years as its Executive Vice President and Chief Scientist with a salary of $300,000 per year and eligibility to participate in any bonus or incentive compensation plans established by the Board of Directors of Genex, Markland or Technest. The employment agreement provided that Jason Geng's salary payments and health insurance benefits would continue until the earlier of (a) the date that Jason Geng has obtained other full-time engagement or (b) twelve (12) months from the date of termination of employment with Genex, in the event that Genex terminates his engagement without cause (as defined in the agreement) prior to the termination of the agreement or in the event that Jason Geng terminates his engagement for good reason (as defined in the agreement). The agreement also provided for a continuation, for the lesser of six months or through the end of the term of the agreement, of Jason Geng's salary in the event that he became permanently disabled during the term of the agreement. On March 18, 2005, as a result of claims made by Technest arising from the purchase of Genex, Mr. Geng’s employment with Genex was terminated and Genex has ceased paying his salary under the employment agreement.

Broker Agreement. Genex Technologies, Inc. entered into an agreement with Ocean Tomo, LLC, on October 17, 2003. The agreement was extended for one year in a subsequent letter from Jason Geng to Ocean Tomo. Under this agreement, Genex paid Ocean Tomo as a finder in connection with the acquisition by Technest of Genex.

Technest Financing of Genex Acquisition

Technest financed the acquisition of Genex pursuant to a Securities Purchase Agreement, dated February 14, 2005. In connection with this agreement, Technest and Markland entered into agreements providing for the registration of shares of common stock to be issued by Markland or Technest upon conversion of Series B and Series C preferred stock and the exercise of warrants. In connection with the acquisition of Genex, the Board of Directors of Technest and the holders of a majority of the common stock of Technest approved a 1 for 211.18 reverse split of Technest's outstanding common stock, which became effective as of the close of business on July 19, 2005.

Issuance of Units. Technest financed the acquisition of Genex with the sale of 1,149,425 shares of Technest Series B preferred stock (which is convertible into Markland common stock), five-year warrants to purchase up to 1,149,425 shares of Technest common stock for an exercise price of $6.48 per share (after giving effect to the Reverse Stock Split), and 1,149,425 shares of Technest Series C preferred stock convertible into 1,149,425 shares of Technest's common stock (after giving effect to the Reverse Stock Split). Technest received gross proceeds of $5,000,000 in this offering. The purchasers in this offering included (i) Southridge Partners LP, DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. (who are also selling stockholder named in this prospectus), (ii) ipPartners, Inc., a company controlled by Robert Tarini, our CEO, and (iii) other investors. The issuance of these securities was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The proceeds of this financing were used to fund the acquisition of Genex Technologies, Inc., pay transactions costs and fund working capital.

If the units do not have a market value of $6.525 on February 14, 2006, we will be obligated to issue in exchange for each unit a number of shares of our common stock determined by dividing (i) the amount by which $6.525 exceeds the sum of the average closing bid prices of Markland’s and our common stock for the period beginning 10 trading days prior to the reset date and ending 10 trading days after the reset date by (ii) the average closing bid price of our common stock during that period.

Series B Preferred Stock. The Technest Series B preferred stock is convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion.

Each holder’s shares of Series B preferred stock may only be converted to the extent that after such conversion, the number of shares of Markland common stock held by such holder and its affiliates will not exceed 4.999% of the outstanding shares of our common stock. The holder may waive this limitation in favor of an unwaivable 9.999% cap, with any such waiver not to be effective until 65 days after the request. Shares of the Series B preferred stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B preferred stock, do not accrue dividends, and are not redeemable.

On June 20, 2005, Markland entered into definitive agreements with DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., Verdi Consulting, Inc., and ipPartners, Inc. pursuant to which Markland exchanged 632,182 shares of Technest Series B preferred stock (convertible into shares of Markland common stock) for 2,750 shares of Markland Series D Preferred Stock (also convertible into shares of Markland common stock). On August 19, 2005, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 114,943 shares of Technest Series B preferred stock for 500 shares of Markland Series D Preferred Stock.

Series C Preferred Stock. The Technest Series C preferred stock is convertible at the option of the stockholder at any time. The number of shares of Technest common stock into which each share of Series C preferred stock is convertible is determined by dividing $2.175 by the Series C conversion price, currently $2.175.

Each holder’s shares of Series C preferred stock may only be converted to the extent that after such conversion, the number of shares our common stock held by such holder and its affiliates will not exceed 4.999% of the outstanding shares of our common stock. The holder may waive this limitation in favor of an unwaivable 9.999% cap, with any such waiver not to be effective until 65 days after the request. Shares of the Series C preferred stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C preferred stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, are not redeemable by Technest and are convertible into Technest common stock.

Technest Registration Obligations. Technest and the investors in the private placement entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter, and to keep the registration statement effective until twenty-four (24) months following the date on which the shelf registration becomes effective, unless the shares of common stock covered by the registration statement have been sold or may be sold pursuant to Rule 144(k) of the Securities Act without volume restrictions. Technest will be required to amend such registration statement or file an additional registration statement as soon as reasonably practicable if the number of shares of common stock issuable in lieu of the payment of partial liquidated damages exceeds the number of such shares then registered in a registration statement.

Failure to comply with the terms of this agreement will trigger liquidated damages equal to two percent (2%) of the purchase price paid by each holder in connection with the investors' investments for each month (and pro rata for any portion of a month) that Technest fails to meet the relevant filing date, the relevant effective date, or for such failure to keep the registration statement effective. Technest may also pay any such liquidated damages by issuing registered shares of common stock valued at ninety (90%) percent of the average of the trailing five (5) trading days' closing prices before the payment.

Brokers. Greenfield Capital Partners LLC is a registered broker-dealer retained by Technest in connection with the Genex transaction. For its services, Greenfield Capital Partners LLC received a fee of approximately $650,000.

Item 2. Description of Property

Technest has its executive offices in Providence, Rhode Island. Technest. Technest rents a single office on a month to month basis for $1,500 per month in Ridgefield, Connecticut from Southridge Holdings LLC, who is the beneficial owner of 34,827 shares of Series C preferred stock and five-year warrants to purchase 344,827 shares of common stock at $6.34 per share.

Genex Technologies, Inc., our wholly-owned subsidiary, leases offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expires on January 31, 2006. The office space lease provides for annual increases of 3% to the base rent and requires Genex to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices. However, we may not be able to relocate to a new facility without severely disrupting the production of our goods.

Item 3. Legal proceedings

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action’s principal basis appears to be plaintiff’s claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

•
that Mr. Sheppard and Ms. Marx assisted defendants Stein and Financial Intranet Holdings (a company owned by Mr. Stein) in converting stock which plaintiff allegedly owns. Plaintiff seeks damages allegedly sustained because of the alleged conversion.

•	that Mr. Sheppard and Ms. Marx assisted in defrauding plaintiff with respect to the stock plaintiff claims. Plaintiff seeks damages allegedly sustained because of the alleged fraud.

•
in a derivative claim, purportedly on behalf of Technest Holdings, Inc., that Mr. Sheppard and Ms. Marx permitted issuance of shares to defendant Gotshalk without proper consideration and at a price lower than that offered to a company introduced by Plaintiff; that they refused to allow plaintiff to purchase additional shares; that Mr. Sheppard and Ms. Marx permitted Technest Holdings, Inc. to pay defendant Schwartz monies which should not have been paid, and authorized issuance of stock to Schwartz without proper authority; and that Mr. Sheppard and Ms. Marx caused the issuance of stock to themselves without proper authority. Plaintiff seeks damages allegedly sustained for these alleged wrongful acts.

•
in a derivative claim, purportedly on behalf of Technest Holdings, Inc., that actions taken at a December 1998 shareholders meeting were improper. The plaintiff seeks an order directing the rescission of actions determined by the Court or its designee.

•
that Technest Holdings, Inc. and its former transfer agent wrongfully transferred shares belonging to plaintiff to a third party. The transfer agent has asserted a claim against us seeking indemnification for any liabilities incurred by the transfer agent in this action.

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

In September 2002, Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and we answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

Item 4 - Submission of Matters to a Vote of Security Holders

In connection with the Genex transaction, on June 2, 2005, the Board of Directors of Technest and the holders of a majority of the common stock of Technest by written consent approved a 1-for-211.18 reverse stock split of Technest's outstanding common stock. The Reverse Stock Split resulted in a decrease in the number of shares of common stock outstanding but did not change the number of shares authorized for issuance. Technest continues to have 495,000,000 authorized shares of common stock. On June 17, 2005, Technest filed a definitive information statement on Schedule 14C with the SEC and the Reverse Stock Split became effective at the close of business on July 19, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Until March 30, 2001 our common stock was traded on the OTC Bulletin Board under the symbol FNTN. On April 2, 2001, our trading symbol was changed to FNIT and in July 2001, it was changed to THNS. Prior to our initial public offering on December 16, 1996, there was no public trading market for such shares. On July 19, 2005, as a result of our reverse stock split, we began trading under the symbol TCNH. The following table sets forth the high and low closing bid quotations for our common stock as set forth on Nasdaq.com:

Calendar Year	High	Low

2003
First Quarter	$4.22	$.02
Second Quarter	$4.22	$2.11
Third Quarter	$21.10	$2.11
Fourth Quarter	$10.55	$4.22

2004
First Quarter	$27.43	$4.22
Second Quarter	$4.22	$4.22
Third Quarter	$12.66	$2.11
Fourth Quarter	$21.10	$2.11

2005
First Quarter	$63.29	$10.55
Second Quarter	$40.08	$12.66

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of September 12, 2005, there were approximately 116 record holders of our common stock. During the transition period covered by this report, we did not purchase any of our equity securities.

We have not paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year:

EQUITY COMPENSATION PLAN INFORMATION AS OF JUNE 30, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	3,817	$422.36	0
Total	3,817	$422.36	10,000,000

(1)	2001 Stock Option Plan Summary. Please refer to “Stock Compensation Programs” set forth in Item 10 for a description of the terms of this plan.
(2)	Options and warrants issued without security holder approval as compensation to officers and contractors outside of the 2001 Stock Option Plan.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the transition period beginning January 1, 2005 and ending June 30, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under "Risk Factors " below. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

OVERVIEW

Who we are

On February 14, 2005, Markland Technologies, Inc., an integrated homeland security and defense company, acquired a controlling interest in Technest. In connection with this transaction, and, at the same time, Technest acquired all of the capital stock of Genex Technologies, Inc., a private company with expertise in imaging and surveillance whose primary customer is the U.S. Department of Defense. Technest financed the acquisition of Genex through the private placement of securities to sophisticated investors.

Prior to the Genex transaction, we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $309,316 and 29,408,870 shares of common stock issued and outstanding. Our primary attraction to a potential merger partner or acquisition vehicle was expected to be our status as a public company. Our objective was to maintain good standing while exploring corporate and entity growth through merger and/or acquisition.

Recent Developments

Change in Fiscal Year. In June 2005, we changed our fiscal year end from December 31 to June 30.

Reverse Stock Split. On June 2, 2005, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number. The Reverse Stock Split was effective as of the close of business on July 19, 2005. The Reverse Stock Split did not reduce our authorized shares of common stock, which remains at 495,000,000 shares. Based on the number of shares outstanding as of July 19, 2005, after giving effect to the Reverse Stock Split, we had approximately 2,302,193 shares of Technest common stock outstanding. Technest began trading under the symbol "TCNH" on July 20, 2005.

Acquisition of EOIR. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and, as a result, Markland’s ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock).

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. Markland acquired EOIR on June 30, 2004. EOIR generated approximately 97% of Markland’s revenue for fiscal 2005.

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

The push-down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push-down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition. The results of operations for the six months ended June 30, 2005 include the operations of Genex from February 15, 2005 through June 30, 2005. Prior to the acquisition of Genex, Technest had no operations. Therefore, the results for the six months ended June 30, 2005 are not directly comparable to the same period in the previous year or to the year ended December 31, 2004. The comparative amounts below for the six months ended June 30, 2004 are unaudited.

Revenue

Technest had $1,664,075 in revenue during the six months ended June 30, 2005 compared with no revenue for the same period in 2004. Of the 2005 revenue, $504,196 was from sales to EOIR, a related party.

Gross profit

The gross profit for the six months ended June 30, 2005 was $798,136. Technest expects to expand its commercial product manufacturing capacity and refine its commercial product costing and, accordingly, gross profit on future commercial product sales may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2005 was $1,104,504 and consisted primarily of payroll and payments of $326,241 to EOIR, a related party, for management and accounting services. Selling, general and administrative expenses and net loss from operations for the six months ended June 30, 2004 was $5,787.

Research and development

Research and development expenses for the six months ended June 30, 2005 was $2,298,850. Of this amount, $2,095,000 was attributable to non-cash in process R & D written off on the acquisition of Genex. This amount was determined by an independent business valuation of Genex obtained as of the acquisition date and related to research and development projects in-process as of the acquisition date which have not reached technological feasibility and for which no alternative use exists. The projects in process were in the areas of intelligent surveillance, three-dimensional imaging, and medical imaging.

Net loss

The net loss for the six months ended June 30, 2005 was $2,728,639 compared with $5,787 for the period ended June 30, 2004.

Net loss applicable to common stockholders

The net loss applicable to common stockholders for the six months ended June 30, 2005 was $4,903,487. This reflects the non-cash deemed dividends related to the beneficial conversion features of $124,848 for Series A convertible preferred stock and $2,050,000 for Series C convertible preferred stock. The net loss applicable to common stockholders for the six months ended June 30, 2004 was $5,787.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Working Capital

Following our acquisition of Genex, Technest had net working capital of $357,255 on June 30, 2005. Net cash used in operating activities was $741,554 for the six months ended June 30, 2005 compared with $9,654 for the period ended June 30, 2004.

Cash Used in Investing Activities

During the six months ended June 30, 2005, Technest used net cash of $2,517,243. The acquisition of Genex required $2,515,516 which represents the gross cash paid for Genex of $3,300,000, less the cash acquired of $784,484.

Cash Provided By Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2005 was $3,562,422. This represented the proceeds from the issuance of Series A, B and C convertible preferred stock. Net cash provided by financing activities for the six months ended June 30, 2004 was $10,000.

Sources of Liquidity

During the six months ended June 30, 2005, we satisfied our cash requirements primarily through the issuance of preferred stock. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. EOIR is expected to generate positive cash flow to sustain the operations of Technest Holdings for fiscal year 2006 and beyond.

COMMITMENTS AND CONTINGENCIES

Facilities

Technest has its executive offices in Providence, Rhode Island. Technest rents a single office on a month to month basis for $1,500 per month in Ridgefield, Connecticut from Southridge Holdings LLC, who is the beneficial owner of 34,827 shares of Series C preferred stock and five-year warrants to purchase 344,827 shares of common stock at $6.34 per share. Genex Technologies, Inc., our wholly-owned subsidiary, leases offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expires on January 31, 2006. The office space lease provides for annual increases of 3% to the base rent and requires Genex to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

Legal

  On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against Technest, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of Technest and unspecified damages. Management believes that the claims against Technest and certain officers are without merit and is vigorously defending the action. Technest cannot make any assurances about the litigation's outcome. However, Technest could be adversely affected if the plaintiff prevails.

On November 22, 2002, Bowne of Dallas obtained a default Judgment in the sum of $30,106 including interest and related costs against Technest. This amount is included in accounts payable as of June 30, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

Concentrations

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information about Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires that we disclose any significant off-balance-sheet and credit risk concentrations.  As of June 30, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive a significant portion of our contract revenue from contracts with Federal government agencies. Consequently, a significant portion of our accounts receivable is due from Federal government agencies either directly or through other government contractors.

Estimated Useful Lives of Amortizable Intangible Assets

We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the Genex acquisition over the remaining legal life of the underlying patents beginning with the date of acquisition.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded for the six months ended June 30, 2005.

Revenue Recognition

We recognize product revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain; (3) our price to our customer is fixed or determinable; and (4) collection is probable.

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

Fair Value of Financial Instruments and Stock-based Compensation

Technest records stock-based compensation to non-employees at fair value. Technest does not record expense relating to stock options granted to employees with an exercise price greater than or equal to market price of the underlying stock at the time of grant. Technest reports pro forma net loss and loss per share in accordance with the requirements of Statement of Financial Accounting Standard (“SFAS”) No. 148.

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

Technest uses the quoted closing price of Technest’s common stock on the measurement date as the fair value of the underlying common stock.  For all non-employee options and warrants, Technest has used the contractual life as the expected life of the instrument.  The risk-free interest rate is the yield on a U.S. government security with a term approximating the life of the underlying equity instrument.

Income Taxes

Technest accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result primarily of federal and state net operating loss carryforwards, Technest has a significant deferred tax asset. A valuation allowance against this asset is recognized if, based on the weight of available evidence, it is more likely than not (i.e., greater than 50% probability) that some portion or all of the deferred tax asset will not be realized. The United States Tax Reform Act of 1986 contains provisions that may limit Technest’s net operating loss carryforwards available to be used in any given year in the event of significant changes in the ownership interests of significant stockholders, as defined.

Technest, in determining the amount of the gross deferred tax assets, estimates the enacted tax rates expected to be in effect in the periods in which the deferred tax asset is expected to be realized. In addition, Technest has determined that, as of June 30, 2005, it is more likely than not that Technest will not realize any portion of its deferred tax asset. This determination is based on the fact that Technest's recent change of control will limit Technest's ability to realize its deferred tax assets. Technest will reassess the realizability of the deferred tax assets each period.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

RISKS RELATED TO BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have no operating history on which investors may evaluate our operations and prospects for profitable operations and ability to produce a return on Genex.

Technest does not have operating history on which a potential investor may base an evaluation of us nor of our prospects and ability to operate Genex profitably.  If Technest is unable to sustain profitable operations, investors may lose their entire investment in Technest.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

If we are unable to keep up with rapid technological changes in its field or compete effectively, we will be unable to operate profitably.

Technest is engaged in activities in a field that is characterized by extensive research efforts and rapid technological progress. If Technest fails to anticipate or respond adequately to technological developments, Technest’s ability to operate profitably could suffer. Research and discoveries by other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. As a result, any technologies, products or services we do develop may not be competitive and our performance may suffer.

RISKS RELATED TO “CONTROLLED COMPANIES”

We are a majority owned subsidiary of Markland. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

As of September 12, 2005, Markland controlled approximately 98% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.

This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of Technest will be unable to affect the outcome of stockholder voting as long as Markland or any other party retains a controlling interest.

Technest’s executive officers and directors will not spend full time operating our business, thereby potentially delaying the development of Technest’s business.

Technest’s Chief Executive Officer, Chief Financial Officer and both of its directors are also officers and directors of other companies, including Markland.  As a result, they may not be able to devote their full time to Technest. As a result of their participation in business activities of other companies, their limited attention to Technest may delay the development of Technest’s business.

RISKS RELATED TO CAPITAL STRUCTURE

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, Technest is obligated to file three registration statements with the Securities and Exchange Commission within 75 to 105 days from February 14, 2005. These shares have not been registered as of September 12, 2005 but it is Technest’s intention to do so in the near future. These registration statements will cover the subsequent resale of outstanding shares of common stock or shares of common stock underlying warrants or Preferred Stock issued or to be issued in connection with the acquisition of Genex and related transactions.   The average daily volume of Technest over the past six months is 168 shares.  The market may not be able to absorb all of the shares that we are obligated to register for resale.  This may cause the market price of our common stock to decrease.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and its stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting and attestation of our assessment by our independent registered public accounting firm. These requirements will first apply to our annual report for the fiscal year ended June 30, 2007. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Technest does not foresee paying cash dividends in the foreseeable future.

Technest has not paid cash dividends on our stock and does not plan to pay cash dividends on our stock in the foreseeable future.

RISKS RELATED TO INVESTING
IN LOW- PRICED STOCK

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. It is quoted on the less recognized OTC Bulletin Board. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

Technest’s common stock is “penny stock,” with the result that trading of our common stock in any secondary market may be impeded.

Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to SEC rules imposing additional sales requirements on broker-dealers who sell low-priced securities (generally defined as those having a per share price below $5.00). These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock as it is subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.  These factors severely limit the liquidity, if any, of our common stock, and will likely continue to have a material adverse effect on its market price and on our ability to raise additional capital.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

(b)
contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d)	contains a toll-free telephone number for inquiries on disciplinary actions;

(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

(f)	contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

(a)	bid and ask quotations for the penny stock;

(b)	the compensation of the broker-dealer and its salesperson in the transaction;

(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

(d)	monthly account statements showing the market value of each penny stock held in the customer’s account.

Also, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

We cannot predict the extent to which investor interest in our stock or a business combination, if any, will lead to an increase in our market price or the development of an active trading market or how liquid that market, if any, might become.

Item 7. Financial Statements

Technest’s financial statements for the transition period, the notes to financial statements and the reports of independent registered public accounting firms with respect thereto, referred to in the Table of Contents to Financial Statements, appear elsewhere in this report beginning on page F-1.

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX
Page Number
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2 to F-3
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-4
Consolidated Statements of Loss	F-5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6 to F-8
Consolidated Statements of Cash Flows	F-9 to F-11
Notes to Consolidated Financial Statements	F-12 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiary
Providence, Rhode Island

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and subsidiary as of June 30, 2005, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the six months ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and subsidiary as of June 30, 2005, and the results of its operations and its cash flows for the six months ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Wolf & Company, P.C.
Boston, Massachusetts
September 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Technest Holdings, Inc. and Subsidiary

We have audited the accompanying balance sheet of Technest Holdings, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. as of December 31, 2004, and the results of its operations, stockholders' equity (deficit) and its cash flows for the years ended December 31, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has negative working capital of $309,177 and an accumulated deficit of $15,531,599 at December 31, 2004, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 28, 2005

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$303,764	$139
Accounts receivable	444,396	--
Inventory and work in process	374,859	--
Prepaid expenses and other current assets	17,475	--
Due from related party	117,615	--
TOTAL CURRENT ASSETS	1,258,109	139

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $3,410 at June 30, 2005	42,317	--

OTHER ASSETS
Definite-lived intangible assets - net of accumulated amortization of $121,679 at June 30, 2005	1,609,432	--
Goodwill	4,876,038	--
TOTAL OTHER ASSETS	6,485,470	--
TOTAL ASSETS	$7,785,896	$139

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$590,471	$242,158
Accrued expenses and other current liabilities	310,383	--
Notes payable	--	67,158
TOTAL CURRENT LIABILITIES	900,854	309,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A Convertible Preferred Stock - $.001 par value;
150 shares authorized; 124.325 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (preference in
liquidation of $124,325 at June 30, 2005)	--	--
Series B Convertible Preferred Stock - $.001 par value;
517,243 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (preference in liquidation of
$2,500,000 at June 30, 2005)	517	--
Series C Convertible Preferred Stock - $.001 par value;
1,149,425 and 0 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively (preference in liquidation of
$2,500,000 at June 30, 2005)	1,149	--
Common stock - par value $.001 per share; 495,000,000 shares authorized; 2,302,193 and 139,260 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	2,302	139
Subscription receivable	--	(7,035)
Additional paid-in capital	9,607,463	15,229,318
Accumulated deficit, from February 15, 2005	(2,726,389)	(15,531,599)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,885,042	(309,177)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,785,896	$139

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2005	2004	2003

REVENUES (including $504,196 to a related party in 2005)	$1,664,075	$--	$--

COST OF REVENUES	865,939	--	--

GROSS PROFIT	798,136	--	--

OPERATING EXPENSES:
Selling, general and administrative (including $326,241 to related
parties in the six months ended June 30, 2005)	1,106,246	104,818	145,024
Research and development	2,298,850	--	--
Amortization of intangible assets	121,679	--	--
TOTAL OPERATING EXPENSES	3,526,775	(104,818)	(145,024)

OPERATING LOSS	(2,728,639)	(104,818)	(145,024)

OTHER (EXPENSES) INCOME:
Gain on sale of subsidiary	--	--	2,234,428
Interest expense	--	(7,690)	(21,652)
	--	(7,690)	2,212,776

NET (LOSS) INCOME	(2,728,639)	(112,508)	2,067,752

Deemed dividend on Series A Convertible Preferred Stock	124,848	--	--

Deemed dividend on Series C Convertible Preferred Stock	2,050,000	--	--

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(4,903,487)	$(112,508)	$2,067,752

BASIC AND DILUTED LOSS PER COMMON SHARE	$(3.02)	$(0.89)	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,624,918	126,883	141,937

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

			Series A		Series B
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - January 1, 2003	194,955	$195	--	$--	--	$--

Retirement of common stock	(77,004)	(77)	--	--	--	--

Beneficial conversion feature	--	--	--	--	--	--

Net income	--	--	--	--	--	--

Balance - December 31, 2003	117,951	118	--	--	--	--

Issuance of common stock for services	21,309	21	--	--	--	--

Net loss	--	--	--	--	--	--

Balance - December 31, 2004	139,260	139	--	--	--	--

Issuance of Series A Convertible Preferred Stock	--	--	124	--	--	--

Net loss through February 14, 2005	--	--	--	--	--	--

Balance - February 14, 2005	139,260	139	124	--	--	--

Impact of applying push down accounting	--	--	--	--	--	--

Issuance of common stock to Markland
in connection with the Genex acquisition	1,954,023	1,954	--	--	--	--

Issuance of Series B and C Convertible Preferred
stock and warrants	--	--	--	--	1,149,425	1,149

Exchange of Series B Convertible Preferred Stock
for Markland Series D Preferred Stock	--	--	--	--	(632,182)	(632)

Issuance of common stock in conjunction with
warrant exercises	208,910	209	--	--	--	--

Net loss from February 15, 2005 to
June 30, 2005	--	--	--	--	--	--

Balance - June 30, 2005	2,302,193	$2,302	124	$--	517,243	$517

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

	Series C
	Convertible		Subscription
	Preferred Stock		Receivable
	Shares	Amount	Amount
Balance - January 1, 2003	--	$--	$(7,035)

Retirement of common stock	--	--	--

Beneficial conversion feature	--	--	--

Net income	--	--	--

Balance - December 31, 2003	--	--	(7,035)

Issuance of common stock for services	--	--	--

Net loss	--	--	--

Balance - December 31, 2004	--	--	(7,035)

Issuance of Series A Convertible Preferred Stock	--	--	--

Net loss through February 14, 2005	--	--	--

Balance - February 14, 2005	--	--	(7,035)

Impact of applying push down accounting	--	--	7,035

Issuance of common stock to Markland
in connection with the Genex acquisition	--	--	--

Issuance of Series B and C Convertible Preferred stock
and warrants	1,149,425	1,149	--

Exchange of Series B Convertible Preferred Stock
for Markland Series D Preferred Stock	--	--	--

Issuance of common stock in conjunction with
warrant exercises	--	--	--

Net loss from February 15, 2005 to June 30, 2005	--	--	--

Balance - June 30, 2005	1,149,425	$1,149	--

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity (Deficit)
	Amount	Amount	Amount
Balance - January 1, 2003	$15,120,262	$(17,486,843)	$(2,373,421)

Retirement of common stock	77	--	--

Beneficial conversion feature	19,000	--	19,000

Net income	--	2,067,752	2,067,752

Balance - January 1, 2004	15,139,339	(15,419,091)	(286,669)

Issuance of common stock for services	89,979	--	90,000

Net loss	--	(112,508)	(112,508)

Balance - December 31, 2004	15,229,318	(15,531,599)	(309,177)

Issuance of Series A Convertible Preferred Stock	124,848	--	124,848

Net loss through February 14, 2005	--	(2,250)	(2,250)

Balance - February 14, 2005	15,354,166	(15,533,849)	(186,579)

Impact of applying push down accounting	(15,356,554)	15,533,849	184,330

Issuance of common stock to Markland
in connection with the Genex acquisition	6,099,304	--	6,101,258

Issuance of Series B and C Convertible Preferred stock
and warrants	3,510,124	--	3,512,422

Exchange of Series B Convertible Preferred Stock
for Markland Series D Preferred Stock	632	--	--

Issuance of common stock in conjunction with
warrant exercises	(209)	--	--

Net loss from February 15, 2005 to June 30, 2005	--	(2,726,389)	(2,726,389)

Balance - June 30, 2005	$9,607,463	$(2,726,389)	$6,885,042

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

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

 TECHNEST HOLDINGS, INC. AND SUBSIDIARY
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income(loss)	$(2,728,639)	$(112,508)	$2,067,752

Adjustment to reconcile net loss to net
cash used in operating activities:
Gain on sale of subsidiary	--	--	(2,234,428)
Beneficial conversion factor	--	--	19,000
Depreciation of property and equipment	3,410	--	--
Accrued interest on note payable paid in
Series A Convertible Preferred Stock	7,690	--	--
Amortization of intangible assets	121,679	--	--
Acquired in-process research and development	2,095,000	--	--
Stock-based compensation	--	90,000	--
Changes in operating assets and liabilities:
Accounts receivable	(277,839)	--	--
Inventory and work in process	(151,902)	--	--
Prepaid expenses and other current assets	7,928	--	--
Due from related parties	(117,615)	--	--
Accounts payable	217,924	11,659	84,631
Accrued expenses and other current liabilities	80,810	--	--
NET CASH USED IN OPERATING ACTIVITIES	(741,554)	(10,849)	(63,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of Genex Technologies, Inc.,
net of cash acquired	(2,515,516)	--	--
Purchase of property and equipment	(1,727)	--	--
NET CASH USED IN INVESTING ACTIVITIES	(2,517,243)	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series A convertible
preferred stock	50,000	--	--
Proceeds from sale of Series B and C convertible
preferred stock and warrants, net	3,512,422	--	--
Proceeds from note payable	--	10,000	57,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,562,422	10,000	57,158

NET INCREASE(DECREASE) IN CASH	303,625	(849)	(5,887)

CASH - BEGINNING OF PERIOD	139	988	6,875

CASH - END OF PERIOD	$303,764	$139	$988

See notes to consolidated financial statements.

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$--	$--	$--

Taxes	$500	$--	--
Non-cash investing and financing activities:

Conversion of notes payable and accrued interest into Series A
preferred stock	$74,848	$--	--

Common stock issued in exchange for shares of Markland
Technologies, Inc. used in conjunction with the acquisition of
Genex Technologies, Inc.	$6,101,258	$--	--

Deemed dividend preferred stock - beneficial conversion
feature - Series A	$124,848	$--	--

Deemed dividend preferred stock - beneficial conversion
feature - Series C	$2,050,00	$--	--

See notes to consolidated financial statements.

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

On February 14, 2005, the Company acquired 100% of the outstanding common stock of Genex Technologies, Inc. The transaction had the following non-cash impact on the balance sheet:

Accounts receivable	$166,557
Inventory and work in process	222,957
Prepaid expenses and other current assets	25,403
Property and equipment	44,000
Intangible assets, goodwill and in-process research and development	8,702,149
Accounts payable	(314,718)
Accrued expenses and other current liabilities	(229,574)
Equity issued	(6,101,258)

Net cash used for acquisition, net of cash acquired of $784,484	$2,515,516

On the date of the acquisition of Genex Technologies, Inc. and the application of push-down accounting (see Note 3), Technest Holdings, Inc. had net accounts payable of $184,300.

See notes to consolidated financial statements.

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

TECHNEST HOLDINGS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND THE YEARS ENDED DECEMBER 31, 2004 and 2003

1. NATURE OF OPERATIONS

Business

Technest Holdings, Inc. (“Technest” or “the Company”) had no operations between October 10, 2003 and February 14, 2005.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (“Markland”), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 1,954,023 shares of its common stock, representing a 93% ownership interest in Technest’s common stock, in exchange for 10,168,764 shares of Markland common stock valued at $6,101,258 which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”) (see Note 3).

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

Imaging and Surveillance
Genex currently is engaged in programs to develop: disposable sensors for the U.S. Army Night Vision Laboratory; a miniature general purpose sensor processor for the U.S. Army Picatinny Arsenal; SmartMTI Motion Detection for the U.S. Army Armament Research, Development and Engineering Center; a weapon’s flash detection system for the U.S. Navy Office of Naval Research; and a smart object avoidance system for the U.S. Navy Naval Surface Warfare System.

Chemical and Explosive Detection
Through Genex, we have targeted sensing technologies that are relevant to both DOD and Department of Homeland Security missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. The Chem/Bio and IED Division concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance.

Research and Development
The Research and Development (“R&D”) division of Genex is focused on developing our imaging technology portfolio via advanced research in intelligent surveillance, three-dimensional imaging, and medical imaging. By integrating our marketing pursuits and with our R&D efforts, we expect to bring to market technological advances that enhance customer value. Some of our targeted research areas include: (i) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (ii) detection of concealment of intent using thermal and three-dimensional imaging to support anti-terrorist efforts; (iii) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (iv) more effective and less risky radiation treatment for cancer by use of three-dimensional imaging for patient positioning.

Commercial Division
The Commercial Division of Genex is focused on growing commercial market opportunities for Genex’s technology portfolio. Our core technologies of three-dimensional imaging, three-dimensional display, and intelligent surveillance have broad application, thus Genex’s commercial division is focused on finding markets which have: a high fit of application with our technology; high revenue potential; economic value added for markets to adopt our technology; and accessible customers and channels.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc. from the date of acquisition on February 14, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Fiscal Year-end

On June 30, 2005, the Board of Directors of Technest unanimously voted to change the fiscal year-end from December 31 to June 30.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, useful lives of intangible assets, the amount due to contracting government agencies as a result of their audits, the fair value allocation of consideration paid to the net assets of businesses acquired, the realizability of deferred tax assets and the fair value of equity instruments issued.

Concentrations and Risks

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2005.

A significant portion of revenue is generated from contracts with Federal government agencies. Consequently, a significant portion of accounts receivable are due from Federal government agencies either directly or through other government contractors.

Technest is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Accounts Receivable

Accounts receivable represent the amount invoiced for product shipped and amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Inventory and Work in Process

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value. Work in process represents allowable costs incurred but not billed related to contracts.

Property and Equipment

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting purposes. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years

Property and equipment consisted of the following at June 30, 2005:

Software	$35,196
Computer equipment	5,909
Furniture and fixtures	4,622
$45,727
Less accumulated depreciation	(3,410)
$42,317

Depreciation expense for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003 was $3,410 and $0, respectively.

Definite-lived Intangible Assets

Definite-lived intangible assets represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3-D imaging, intelligent surveillance and 3-D facial recognition technologies.

With the acquisition of Genex, Technest acquired Commercialized Technology relating to 3D facial recognition cameras and Contracts and Customer Relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the Department of Defense. The amounts assigned to definite-lived intangible assets were determined based on an independent purchase price allocation analysis. These assets have an estimated useful life of five years.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2005, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable and accounts payable approximate their recorded amounts because of their relative market and settlement terms.

Revenue Recognition

We recognize product revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain; (3) our price to our customer is fixed or determinable; and (4) collection is probable.

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

Research and Development

Research and development costs are charged to expense as incurred. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Acquired technologies which do not meet these criteria are expensed as in-process research and development costs. For the period ended June 30, 2005, the Company expensed $2,095,000 of acquired in-process research and development related to the acquisition of Genex (see Note 3).

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

Loss per share for all prior periods have been retroactively restated to reflect a 1 for 211.18 reverse stock split effective at the close of business on July 19, 2005.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (“SFAS” ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the six months ended June 30, 2005.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended June 30, 2005.

Stock-Based Compensation

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had no material effect on the net loss for the six months ended June 30, 2005 or the year ended December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. The Company’s results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R).

3. ACQUISITIONS

Purchase by Markland Technologies, Inc.

On February 14, 2005, in conjunction with a Securities Purchase Agreement between Technest and Markland, Technest issued 1,954,023 shares of common stock to Markland Technologies, Inc. in exchange for 10,168,764 shares of Markland’s common stock valued at $6,101,258 (“the Markland Investment”). The common stock issued to Markland represented 93% of Technest’s outstanding common stock. Consequently, Technest became a majority owned subsidiary of Markland on that date. The Securities Purchase Agreement contains provisions that may require Markland to deliver additional shares of its common stock to Technest in conjunction with the acquisition of Genex Technologies, Inc. (see below) and conversion of the Series B Convertible Preferred Stock (see Note 6).

Purchase of Genex Technologies, Inc.

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005 (the "Merger Agreement"), by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex. A copy of the Merger Agreement was included as an exhibit to our current report on Form 8-K filed with the SEC on February 15, 2005.

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate: (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Mr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 bearing interest at the rate of 6% per annum. Mr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, it is the Company’s opinion that Mr. Geng omitted material representations from the Merger Agreement, and as a result, the Company has not issued and does not intend to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock. In addition, Mr. Geng’s employment with Genex was terminated and the Company has ceased paying his salary under the employment agreement.

A summary of the allocation, as determined by an independent valuation, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash	$3,300,000
Shares of Markland Technologies, Inc. common stock	6,101,259
Total Purchase Price	$9,401,259

Fair value allocation to net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $784,484	$1,199,401
Property and equipment	44,000
Fair value of liabilities assumed -
Accounts payable & accrued expenses	(544,291)
Fair value of identifiable net tangible assets acquired	699,111
Intangible assets - intellectual property	161,110
In-process research and development	2,095,000
Commercialized patents	440,000
Contracts and customer relationships	1,130,000
Goodwill	4,876,038
Total	$9,401,259

As a result of the transaction being structured as a stock acquisition, Technest does not expect any goodwill resulting from the transaction to be deductible for income tax reporting purposes. Consequently, no deferred tax assets were recorded in connection with the merger.

In connection with the Genex acquisition, Technest also raised gross proceeds of $5,000,000 through a private placement of units consisting of 1,149,425 shares of Series B Convertible Preferred Stock, 1,149,425 shares of Series C Convertible Preferred Stock and warrants to purchase 1,149,425 shares of Technest’s common stock (see note 6).

Unaudited pro forma financial information for the six months ended June 30, 2005 and the year ended December 31, 2004, had the acquisition Genex been completed as of January 1, 2004, is as follows:

	Six months ended June 30, 2005	Year ended December 31, 2004
Revenues	$1,888,459	$5,165,536

Loss from operations	$(2,905,604)	$(2,747,087)

Deemed dividends on beneficial conversion
to preferred stockholders	$(2,174,848)	$(2,174,848)

Net loss applicable to common stockholders	$(5,080,452)	$(4,921,935)

Net loss applicable to common stockholders per common share	$(3.13)	$(3.64)

Push-Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing (see Note 6) represent a collaborative group brought together to promote the acquisition of Genex, the push-down basis of accounting has been applied to the acquisition of Technest by Markland. In accordance with the push-down basis of accounting, Technest recorded Genex’s net assets at their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above and Technest’s accumulated deficit was reset to zero as of the acquisition date. The purchase price was allocated to the estimated fair value of Genex’s assets and liabilities based on an independent purchase price allocation analysis.

The excess of the purchase price of Genex over the fair value of net tangible assets acquired is $8,702,148. Of this amount, $4,876,038 was allocated to goodwill, $2,095,000 to in-process research and development and $1,570,000 to amortizable intangible assets (see Note 4) comprised of contracts, customer relationships and commercialized patents.

Included in the statement of loss for the six months ended June 30, 2005 is selling, general and administrative expenses of approximately $2,250 related to the period from January 1, 2005 to February 14, 2005 prior to the application of push-down accounting.

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30, 2005:

Patents	$161,111
Commercialized patents	440,000
Contracts and relationships	1,130,000
Accumulated amortization	(121,679)
Net definite-lived intangible asset	$1,609,432

Future amortization expense related to the definite-lived intangible assets over the next five years is as follows:

Years Ending
June 30,	Amount
2006	326,574
2007	326,574
2008	326,574
2009	326,574
2010	208,824
$1,515,120

Amortization expense was $121,679 and $0 for the six months ended June 30, 2005 and years ended December 31, 2004 and 2003, respectively.

5. NOTES PAYABLE

During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158. In April 2004, the Company issued an 8% demand note in the principal amount of $10,000. On February 8, 2005, these notes and accrued interest of $7,690 were satisfied by the issuance of Series A Convertible Preferred Stock (see Note 6).

Interest expense related to these notes for the six months ended June 30, 2005 and the year ended December 31, 2004, was $0 and $7,690, respectively.

6. STOCKHOLDERS' EQUITY (DEFICIT)

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 1,000,000 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series B and C Preferred Stock.

On February 8, 2005, we entered into an Exchange Agreement and a Securities Purchase Agreement with Garth LLC pursuant to which we agreed to issue 99.325 shares of our Series A Preferred Stock in exchange for $25,000 in cash and the surrender of certain of our 8% Promissory Notes held by Garth LLC (the "Notes"). Immediately prior to their surrender, the Notes had an aggregate outstanding principal balance plus accrued interest of $74,848. We received net cash proceeds of $25,000 from this private placement.

On February 8, 2005, we entered into a Securities Purchase Agreement with Verdi Consulting, Inc. pursuant to which we sold twenty five (25) shares of our Series A Preferred Stock for the aggregate consideration of $25,000.

The proceeds from the issuance of the Series A Preferred Stock were used to reduce accounts payable.

Verdi Consulting has certain piggy-back registration rights with respect to the common stock issuable upon conversion of the Series A Preferred Stock. These piggy-back registration rights expire when the shares of Common Stock issued pursuant to conversion of the Series A Shares can be sold without volume restrictions pursuant to Rule 144(k) of the Act.

At June 30, 2005 there were 124.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

On February 14, 2005, immediately after the acquisition by Markland of a controlling interest in Technest (see Note 3), an investor group consisting of Southridge Partners LP, Southshore Capital Fund Limited, Verdi Consulting, Inc., ipPartners, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP (collectively, the "Investors") paid $5,000,000 in cash to Technest for 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), 1,149,425 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock), and five-year warrants to purchase up to 1,149,425 shares of Technest’s common stock at an exercise price of $6.48 per share (“the Investor Financing”) after adjusting for a 211.18 for one reverse stock split on July 19, 2005.

These securities were sold in units for a price of $4.35 per unit. Each unit consists of one share of Series B Preferred Stock; one share of Series C Preferred Stock and a warrant to purchase up to one share of Technest's common stock. Gross proceeds received from the sale of the units was $5,000,000. From these proceeds, the Company paid a finder’s fee of $1,200,000 and legal fees related to the financing of $287,578.

The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends and are not redeemable. The Series B Preferred Stock shall rank pari passu with the Company's Series A and C Preferred Stock.

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock shall rank pari passu with the Company's Series A and B Preferred Stock.

Technest and the Investors entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter.

Technest has agreed to issue additional shares of its common stock to the Investors if the units do not have a market value of $6.525 at the end of one year. If the units do not have a market value of $6.525 on February 14, 2006, Technest will be obligated to issue in exchange for each unit a number of shares of common stock determined by dividing (i) the amount by which $6.525 exceeds the sum of the average closing bid prices of Markland’s and Technest’s common stock for the period beginning 10 trading days prior to the reset date and ending 10 trading days after the reset date by (ii) the average closing bid price of our common stock during that period.

On June 20, 2005, Markland entered into definitive exchange agreements with DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd., Verdi Consulting, Inc. ("Verdi"), and ipPartners, Inc., pursuant to which Markland exchanged 632,182 shares of Technest Series B Preferred Stock for 2,750 shares of Markland Series D Preferred Stock.  Subsequently, the Technest Series B Preferred shares held by Markland were cancelled.

On June 30, 2005, the Company had 517,243 shares of Series B Preferred Stock and 1,149,425 shares of Series C Preferred Stock issued and outstanding.

Beneficial Conversion Features

Based on the effective conversion price of the Series A Preferred Stock, the Company determined that there was a beneficial conversion feature of approximately $8,500,000. The beneficial conversion feature was limited to $124,848, the proceeds received from the Series A Preferred Stock. This beneficial conversion feature has been reflected as a deemed dividend to the Series A Preferred stockholders in the statement of loss for the six months ended June 30, 2005.

The Company allocated the proceeds received in the Investor Financing, on a relative fair value basis, to the Series B Preferred Stock, the Series C Preferred stock and the warrants. For purposes of this allocation, the Company estimated the fair value of the Series B and C Preferred Stock based on the fair value of the common stock into which these shares could convert. The Company estimated the fair value of the warrants using the Black-Scholes pricing model. Using the effective conversion price of the Series C Preferred Stock, the Company determined that there was a beneficial conversion feature of $10,177,295. The beneficial conversion feature was limited to $2,050,000, the allocated proceeds received from the Series C Preferred Stock. This beneficial conversion feature has been reflected as a deemed dividend to the Series C Preferred stockholders in the statement of loss for the six months ended June 30, 2005. As additional paid in capital includes amounts from both common and preferred stock, there is no net impact to stockholders’ equity as a result of the deemed dividend. Since the Series B Preferred Stock converts into common stock of Markland, there was considered to be no beneficial conversion feature or deemed dividend with respect to the common stockholders of Technest.

Common Stock Issuances

On July 28, 2004, the Company issued 5,919 restricted shares to Mark Allen, a director and principal officer of the company and 5,919 restricted shares to Michael Sheppard, a consultant and former director of the Company for services rendered. The Company valued these shares at their market value on the date of issuance of $4.22 per share and recorded consulting expense of $50,000 related to these services.

On August 9, 2004 the Company issued 4,735 restricted shares each to Verdi Consulting and Gary Wolff, two consultants for the Company, in lieu of cash compensation for services rendered. The Company valued these shares at their market value on the date of issuance of $4.22 per share and recorded consulting expense of $40,000 related to these services.

On February 14, 2005, Technest issued to Markland 1,954,023 shares of its common stock in exchange for 10,168,764 shares of Markland common stock in accordance with the terms of a Securities Purchase Agreement between Markland and Technest (see Note 3). On this date, Technest became a majority owned subsidiary of Markland. Markland also agreed to issue additional shares of its common stock with a value of $5,000,000 to Technest upon conversion of Technest's Series B Preferred Stock.

In conjunction with this Securities Purchase Agreement, Technest and Markland entered into a Registration Rights Agreement, dated February 14, 2005. Technest has agreed to use its best efforts to file a registration statement on Form SB-2 as soon as possible after it receives a request for registration from Markland (or the holder of a majority of the registrable securities if Markland transfers some or all of its shares) and to cause the registration statement to be declared effective. Pursuant to this agreement, Technest also agreed to keep the registration statement effective until the earlier of (a) thirty-six (36) months following the date of the agreement or (b) such time that the securities cease to be registrable securities due to the elimination of their transfer restrictions.

Markland, a homeland defense, armed services and intelligence contractor, is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act.

On June 22, 2005, the Company issued 104,455 shares each to ipPartners and Verdi Consulting in a net-share exercise of warrants issued in conjunction with the Company Series B and C Convertible Preferred Stock to purchase 267,366 shares of the Company’s common stock. The net-share settlement feature was permitted as the Company failed to effect a registration statement by the prescribed date there under.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of options and warrants	885,875
Reserve for conversion of Series A Convertible Preferred Stock	588,716
Reserve for conversion of Series C Convertible Preferred Stock	1,149,428
Total reserves	2,624,019

Reverse stock split

On June 2, 2005, the Board of Directors of Technest and the holders of a majority of the common stock of Technest approved a 1-for-211.18 reverse split (the "Reverse Split"). The Reverse Split became effective at the close of business on July 19, 2005. All share and per share information has been retroactively restated to reflect the Reverse Split. The total authorized shares of common stock of 495,000,000 did not change as a result of the Reverse Split.

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

No options were granted pursuant to the Plan during the six months ended June 30, 2005 nor the year ended December 31, 2004.

Summary information with respect to stock options and warrants granted is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Balance, December 31, 2003	4,352	$644.10
Expired	(456)	(232.18)
Balance, December 31, 2004	3,896	$504.72
Issued	1,149,425	6.33
Expired	(80)	(4,434.78)
Exercised	(267,366)	(6.33)

Balance, June 30, 2005	885,875	$8.12

The following table summarizes the Company's stock options and warrants outstanding at June 30, 2005:

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 2,033.66	678	07/23/2005
$ 73.91	3,138	12/31/2005
$ 6.33	882,059	02/14/2010
	885,875
Weighted average remaining life		4.7 years

As of June 30, 2005 all options and warrants are exercisable.

In connection with the Investor Financing on February 14, 2005 (see Note 6), the Company issued five year warrants to purchase 1,149,425 shares of Technest common stock at an exercise price of $6.33 per share. In accordance with the stock purchase warrant agreement, in the event a registration statement covering these shares is not declared effective within four months of the warrant issuance date, the warrant holders may exercise the warrants on a net share settlement basis. The Company did not have an effective registration statement covering these shares as of June 30, 2005. The relative fair value of these warrants of $2,070,000 was estimated using the Black-Scholes model and the following assumptions:

Fair value of stock	$10.56
Exercise price	$6.33
Expected dividend yield	0%
Expected lives of warrants (in years)	4.7
Risk-free interest rate	3.53%

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

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	588,716
Series C Convertible Preferred Stock	1,149,425
Stock options	3,816
Warrants	882,059
Total as of June 30, 2005	2,624,016

9. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has its executive offices in Providence, Rhode Island. Technest rents a single office on a month-to-month basis for $1,500 per month in Ridgefield, Connecticut from Southridge Holdings LLC, who is the beneficial owner of 34,827 shares of Series C preferred stock and five-year warrants to purchase 344,827 shares of common stock at $6.34 per share. Genex Technologies, Inc., a wholly-owned subsidiary of Technest, leases offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expires January 31, 2006. The office space lease provides for annual increases of 3% to the base rent and requires Genex to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

Rent expense for the six months ended June 30, 2005 and the year ended December 31, 2004, was $54,450 and $ 3,000, respectively.

Government Contracts

The Company's billings and revenue on time and material contracts are based on provisional fringe, general & administrative and overhead rates which are subject to audit by the contracting government agency.  During an audit conducted in November 2004 covering the fiscal year 2002, the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. Their examination disclosed eight significant deficiencies in Genex’s accounting system that resulted in misclassified costs. They were as follows:

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

Since the acquisition of Genex, the management of Technest has terminated the Genex employees responsible for this function and rapidly installed appropriate internal controls and oversight over Genex’s accounting system to ensure that they comply with applicable laws and regulations and are adequate and operating effectively. The DCAA has since re-audited the Genex financial systems and has communicated to Genex that the revised procedures are satisfactory. Genex will be allowed to complete certain previous contacts awarded by the Department of Defense but may be required to refund amounts overbilled to its customers.

The Company has accrued $68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to June 30, 2005. The Company has determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at June 30, 2005.

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

10. INCOME TAXES

There was no provision for federal or state income taxes for the six months ended June 30, 2005 and year ended December 31, 2004, due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss carryforward.

Prior to its acquisition by Technest, Genex had elected to have its earnings taxed under Subchapter S of Chapter 1 of the Internal Revenue Code of 1986, as amended. On the effective date of the acquisition, Genex forfeited its status as a Subchapter S corporation.

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,000,000, which will expire in various amounts through 2023.

A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

	2005	2004
Tax benefit at statutory rate	$(955,000)	$(39,000)
Permanent differences	733,000	39,000
Increase in valuation allowance	222,000	--
	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2005 are as follows:

Net operating loss carryforward	$4,130,000
Valuation allowance	(4,130,000)
Net deferred tax assets	$-

For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize.

11. RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners Inc., and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2005 are either shareholders, officers and/or Directors of Markland. ipPartners, Inc. is a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland.

During the six months ended June 30, 2005, the Company billed $504,196 to EOIR, a wholly owned subsidiary of Markland, for services performed on a sub-contract of EOIR. EOIR also provides administrative and accounting services to Technest. For the period ended June 30, 2005, the charge for these administrative and accounting services amounted to $326,241 which is based on actual time incurred by EOIR personnel on behalf of Technest and Genex. Technest also made cash advances to Markland in the amount of $273,885. The net amount due from Markland and its wholly-owned subsidiaries is $117,615.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to the Company than those that will be obtainable from unrelated third parties at the time such transactions are made.

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

Genex also maintains a defined contribution 401(k) profit sharing plan (the 401(k) Plan) for all employees except those who are non-resident aliens or are covered by a collective bargaining agreement.  Participants may make voluntary contributions up to the maximum amount allowable by law but not to exceed 20% of the participant's eligible compensation.  Genex contributions to the 401(k) Plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

Genex made no contributions to either plan in the six months ended June 30, 2005 or in the year ended December 31, 2004.

13. LITIGATION

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest Holdings, commenced an action in federal court in the Southern District of New York against Technest, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation's outcome. However, the Company could be adversely affected if the plaintiff prevails.

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

On November 22, 2002, a default Judgment in the sum of $30,106 including interest and related costs was entered against the Company regarding Bowne of Dallas. This amount is included in accounts payable as of June 30, 2005.

14. GAIN ON SALE OF SUBSIDIARY

On March 25, 2003, the Company sold all the outstanding shares held by it in Technest, Inc. (subsidiary) to Aberdeen Avenue LLC for $1.00. As a result of the sale the Company reversed $2,234,423 of the subsidiary's liabilities, which was recorded as a gain on sale of subsidiary.

15. TRANSITION PERIOD

On June 30, 2005, the Company elected to change its fiscal year-end from December 31 to June 30 resulting in a six -month transition period. As a result, the unaudited statements for the comparable period in 2004 are set forth below.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Six Months Ended
June 30, 2004

Revenues	$-

General and administrative expenses	5,787

Loss from operations	(5,787)

Net loss	$(5,787)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES:	117,951

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from operations	$(5,787)

Changes in assets and liabilities:
Accounts payable and accrued expenses	(3,867)
NET CASH USED IN OPERATING ACTIVITIES	(9,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000

NET INCREASE IN CASH	346

CASH - BEGINNING OF PERIOD	988

CASH - END OF PERIOD	$1,334

16. SUBSEQUENT EVENTS

Reverse Stock Split
On June 2, 2005, the Board of Directors of Technest Holdings, Inc. and the holders of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”) after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number.  The Reverse Stock Split was effective as of the close of business on July 19, 2005.  The Reverse Stock Split will not reduce our authorized shares of common stock, which will remain at 495,000,000 shares  Based on the number of shares outstanding as of July 19, 2005, after giving effect to the Reverse Stock Split, we will have approximately 2,302,193 shares of Technest common stock outstanding. All share and per share information has been retroactively restated to reflect the Reverse Stock Split.

Acquisition of EOIR
On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. We obtained a fairness opinion related to the consideration given to Markland for EOIR. Markland’s ownership of Technest increased from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, the historical carrying value of EOIR's assets and liabilities will be carried over and no purchase price adjustments will be made.

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. Markland acquired EOIR on June 30, 2004.  EOIR generated approximately 97% of Markland’s revenue for its latest fiscal year ended June 30, 2005.

Exchange of Series B Convertible Preferred Stock
On August 19, 2005, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 500 shares of Markland Series D Preferred Stock for 114,943 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred shares held by Markland were cancelled.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters prior to the Genex transaction, Technest in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, which include additional administrative personnel provided by Markland, the risks associated with limited staff have been largely mitigated. However, management will periodically re-evaluate the situation and, as necessary, put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. OTHER INFORMATION.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table set forth information regarding our current executive officers and the current members of our board of directors. The name, age and present principal occupation or employment, and material occupations, positions, offices or employment for the past five years, for each of our directors and executive officers, are set forth below.

DIRECTORS AND OFFICERS FOR SIX MONTHS ENDED JUNE 30, 2005

Name	Age	Position	Year Began
Robert Tarini	46	Chief Executive Officer and Chairman of the Board of Directors	2005
Joseph P. Mackin	55	President, Director	2005
Gino M. Pereira	47	Chief Financial Officer	2005

ROBERT TARINI was appointed Chief Executive Officer and Chairman of the Board of Directors of Technest on February 14, 2005. He has served as Markland's Chief Executive Officer since November 14, 2003 and as Markland's Chairman of the Board of directors since December 9, 2002. In April 2003, Mr. Tarini founded Syqwest Inc., a firm which specializes in the design and manufacture of acoustic remote sensing devices utilized in marine and land based applications. In April 2001, Mr. Tarini founded Trylon Metrics Corp., a developer of acoustic remote sensing technology, and acted as President of Trylon from April 2001 to present. In May 2001, Mr. Tarini founded ipPartners Inc. and has served as its President to present. ipPartners Inc. specializes in the development of acoustic remote sensing devices. Since 1999, Mr. Tarini has served as the chief executive officer of Ocean Data Equipment Corporation, where he oversaw the design and development of a complete line of scientific instruments targeted for geophysical and hydrographic research, and developed a remote sensing technique, which is currently being applied to detecting illicit materials. From June 1982 to July 1990, Mr. Tarini worked at Raytheon, where he designed active sonar and sonar trainers for US and foreign customers which were installed onto every 688 class attack submarine and every SQQ-89 surface ship combat system, in total, over 100 seafaring vessels.

DR. JOSEPH P. MACKIN was appointed President of Technest on April 1, 2005.  He has been a member of our Board of Directors since April 1, 2005. He has been a member of the Board of Directors of Markland since July 13, 2004 and has served as Markland's Chief Operating Officer since December 7, 2004. Dr. Mackin has been with EOIR, one of Markland's wholly-owned subsidiaries, for 4 years and is currently the President and CEO of EOIR. Dr. Mackin is responsible for strategic technology development and Homeland Security initiatives as well as a key participant in corporate day-to-day operations at EOIR. He has served on numerous government panels and committees, and has had an extensive career in the military in weapons systems development and acquisition.  Prior to joining EOIR, Dr. Mackin was an Assistant Sensor Systems Group Leader at MIT Lincoln Laboratories where, among other things, he served as the system integration lead for the Smart Sensor Web program. Dr. Mackin holds a PhD in Physics from the Massachusetts Institute of Technology and a BS in Engineering from the United States Military Academy at West Point.  He is a graduate of the Defense Systems Management College, and holds a DoD level 3 certification (the highest) in both R&D and Project Management.  He is a retired Colonel in the United States Army.

GINO M. PEREIRA has served as our Chief Financial Officer since February 14, 2005. Mr. Pereira has served as Markland's Chief Financial Officer since December 7, 2004. Mr. Pereira currently serves on the Board of Directors of Teletrak Environmental Systems. From 1991 through 2000, Mr. Pereira was employed by CDC Technologies, Inc., located in Oxford, Connecticut. From 1991 through 1998, Mr. Pereira was CDC Technologies' Executive Vice President and Chief Financial Officer. In 1999, Mr. Pereira assumed the role of Chief Operating Officer of CDC Technologies. Mr. Pereira remained in that role through 2000. In January 2001, Mr. Pereira assumed the position of Chief Operating Officer of CDC Acquisition Corporation, a subsidiary company of Drew Scientific Group plc. Mr. Pereira remained in that position until November 2001, when he became a principal at Interim Management Solutions in Oxford, Connecticut. During his tenure at Interim Management Solutions, Mr. Pereira has acted as an interim or part-time Chief Financial Officer or Chief Operations Officer for numerous small and emerging companies. In January 2003, Mr. Pereira also became a Managing Director of Kiwi Securities, Inc., an independently owned investment banking firm, a post he held until December 7, 2004. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK).

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

Committees of the Board

During the six months ended June 30, 2005, we did not have an audit committee, compensation or nomination committee, due to the lack of operation activity.

As of September 12, 2005 we do not have an audit committee. The full Board of Directors serves as the audit committee. On February 14, 2005, the Board of Directors established an executive committee consisting of Robert Tarini. This committee has responsibility for the day to day management of our business. The Company presently has no compensation or nominating committee.

CORPORATE GOVERNANCE

Financial Expert

During the six months ended June 30, 2005 and as of September 12, 2005, we did not have and do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Based solely on a review of the Forms 3, 4 and 5, and amendment thereto and written representations provided to us, we believe that during the six months ended June 30, 2005, the following Reporting Persons either filed or will file late reports:

o
An initial report under Section 16(a) of the Securities Exchange Act of 1934 was not timely filed by Markland Technologies, Inc. This delayed report involved a transaction in our common stock by which Markland acquired greater than ten percent of our outstanding Common Stock and for which a From 4 was timely filed. Markland included a transaction on its Form 4 filed on August 19, 2005, that we believe should have been reported earlier on Form 4. Technest is not aware of any outstanding report required to be filed by Markland.

o
Robert Tarini, our Chief Executive Officer and Director, included one transaction in his Form 4 filed on June 15, 2005, that we believe should have been reported earlier on Form 4. Mr. Tarini included one transaction in his Form 4 filed on June 30, 2005, that we believe should have been reported earlier on Form 4. Mr. Tarini reported one transaction in his Form 4 filed on September 27, 2005 that we believe should have been reported earlier on Form 4. Technest is not aware of any outstanding report required to be filed by Mr. Tarini.

Code of Ethics

Given Technest’s current size and the short period for which we have been an operating company, our board of directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions.

In the near future, our board of directors expects to (i) assess ethics and compliance risks within the organization, and (ii) evaluate our corporate culture, our internal reporting mechanisms in light of Sarbanes-Oxley, and the time and financial resources necessary to put in place an ethics compliance program.

If we decide to adopt a code of ethics, we intend to satisfy the disclosure obligations set for in SEC Release No.33-8180 and in the Form 8-K.

Item 10. Executive Compensation

Director and Executive Compensation Prior to Genex Transaction

Prior to the consummation of the Genex transaction, directors who were not employees of our company were compensated for their services in the amount of $350.00 and expenses incurred for attending each meeting of the Board of Directors. Directors who were employees or officers of our company were not compensated for their services as directors. Prior to the consummation of the Genex transaction, other than the restricted stock grant described below, our executive officers were not compensated. On July 28, 2004, Technest issued 1,250,000 restricted shares to Mark Allen, a director and principal officer (not giving effect to the Reverse Stock Split). At the time, Technest valued these shares at their market value on the date of issuance of $.02 per share. Mr. Allen resigned on March 30, 2005.

Executive Compensation After the Genex transaction

The following table sets forth information regarding the executive compensation for the six months ended June 30, 2005.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION
Robert Tarini	2005	(1)
Joseph P. Mackin	2005	(1)
Gino Pereira	2005	(1)

(1) These executive officers are also the executive officers of Markland Technologies, Inc. and are parties to individual employment agreements with Markland. Markland acquired Technest in February 2005. For the period from February through June 2005, Markland and Technest did not have any special arrangements with regard to these individuals’ compensation as executive officers of Technest.

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

Stock option grants and stock appreciation rights

We did not grant any stock options or stock appreciation rights to the executive officers or directors during the fiscal year ended June 30, 2005.

Exercises of stock options and stock appreciation rights with year-end values

No stock options or stock appreciation rights were exercised by our officers, directors or employees during the fiscal year ended June 30, 2005.

Long-term incentive plans

During fiscal year 2005, we did not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following tables sets forth information regarding the beneficial ownership of our Common Stock as of September 12, 2005 by:
- each of the individuals listed on the "Summary Compensation Table" below;
- each of our directors, officers and nominees;
- each person (including any group) who is known by us to own beneficially 5% or more of our Common Stock; and
- all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of September 12, 2005, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other shareholder. Percentage of ownership is based on 14,302,721 shares of Common Stock outstanding on September 12, 2005.

Except as indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. This table also includes shares owned by a spouse as community property.

BENEFICIAL OWNERSHIP OF TECHNEST
NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS BENEFICIALLY OWNED

ROBERT TARINI, Chief Executive Officer and Director 88 Royal Little Drive Providence, Rhode Island 02904	376,510(1)	2.56
GINO M. PEREIRA, Chief Financial Officer 88 Royal Little Drive Providence, Rhode Island 02904	0	0
JOSEPH P. MACKIN, President and Director 88 Royal Little Drive Providence, Rhode Island 06877	0	0
ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP	376,510(1)	2.56

MARKLAND TECHNOLOGIES, INC. 88 Royal Little Drive, Providence, Rhode Island 06877	13,954,023	98%

SHARES ISSUABLE PURSUANT TO OPTIONS AND WARRANTS EXERCISABLE AND CONVERTIBLE SECURITIES

	Warrants	Price	Series A	% of class	Series C	% of class	Total Fully Diluted

Robert Tarini	9,995	$6.50	25	20.1%	143,678	12.5%	2.2%
Joseph Mackin	0	0	0	0	0	0	0
Gino Pereira	0	0	0	0	0	0	0

(1) Includes 104,455 shares currently outstanding, 9,995 shares issuable upon exercise of Common Stock purchase Warrants with an exercise price of $6.50, 143,678 shares issuable upon conversion of Series C Preferred Stock and 118,382 shares issuable upon conversion of Series A Preferred Stock.

Item 12. Certain Relationships and Related Transactions

As described in the Business section of this Annual Report under the heading “Technest Financing of Genex Acquisition,” we completed a financing on February 14, 2005 in connection with the Genex transaction. Mr. Robert Tarini was an investor in that financing through ipPartners, Inc., a company owned by Mr. Tarini. ipPartners Inc. invested $625,000 in this financing and received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Series C preferred stock, and warrants to purchase 30,341,920 shares of Technest common stock. The Technest Series B preferred stock is convertible into shares of Markland common stock. On June 20, 2005, ipPartners, Inc. exchanged all of its Technest Series B preferred stock for Markland Series D preferred stock.

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and as a result, Markland’s ownership of Technest increased from 85% immediately prior to the transaction to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock).

During the six months ended June 30, 2005, Technest, through its wholly-owned subsidiary, Genex, had entered into certain transactions with EOIR as more fully described in the Management’s Discussion and Analysis section of this Annual Report under the heading “Six months ended June 30, 2005 compared with the six months ended June 30, 2004.”

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB	Incorporated by reference
			Form	Filing Date	Exhibit No.

2.1	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP, dated February 14, 2005		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.4	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4

4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Promissory Note issued to Jason Geng by Genex Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.9
10.1	Form of Purchase and Sale Agreement by and between Technest Holdings, Inc., and Aberdeen Avenue LLC dated March 25, 2003.	10-KSB	April 15, 2005	10.37
10.2	Form of Purchase and Sale Agreement by and among Technest Holdings, Inc., and Cache Capital (USA) L.P., the Rearden Trust, the Four Life Trust, J.P. Carey Enterprises, Inc., J.P. Carey Securities, Inc., and Atlantis Capital Fund Limited, dated April 1, 2003.	10-KSB	April 15, 2005	10.38
10.3	Form of lease by and between Technest Holdings, Inc. and Southridge Holdings, LLC, dated November 1, 2004.	10-KSB	April 15, 2005	10.39
10.4	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.	8-K	February 14, 2005	10.1
10.5	Form of 8% Promissory Note between the registrant and Garth LLC.	8-K	February 14, 2005	10.2

10.6	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.3
10.7	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.4
10.8	Escrow Agreement between Markland Technologies, Inc. Technest Holdings, Inc. Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005.		8-K	February 15, 2005	10.1
10.9	Lock-Up Agreement of Jason Geng, dated February 14, 2005		8-K	February 15, 2005	10.2
10.10	Employment Agreement between Genex Technologies, Inc. and Jason Geng, dated February 14, 2005.		8-K	February 15, 2005	10.3
10.11	Lock-up Agreement between Technest Holdings, Inc. Garth LLC and Southshore Capital Fund Ltd., dated February 14, 2005		8-K	February 15, 2005	10.4
10.12	Form of Option to be granted under the 2004 Markland Stock Incentive Plan		8-K	February 15, 2005	10.6
10.13	Agreement between Genex Technologies, Inc. and Ocean Tomo		8-K	February 15, 2005	10.7
10.14	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
16.1	Letter from Sherb & Co.		8-K/A	August 25, 2005	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.	x
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

Item 14. Principal Accountant Fees and Services

1. Audit Fees

The aggregate fees billed for professional services rendered by Wolf & Company, P.C, our principal accountant, for the audit of our annual financial statements and review of our quarterly financial statements was $95,000 for the six months ended June 30, 2005.  The aggregate fees billed for professional services rendered by Sherb & Co, LLP for the audit of our annual financial statements and review of our quarterly financial statements was $15,000 for the 2004 fiscal year.

2. Audit-Related Fees

The aggregate fees billed to the Company by Wolf & Company, P.C. for services in connection with audits of Genex Technologies, Inc.’s financial statements for the years ended December 31, 2004 and 2003 for inclusion in our Form 8-K was $78,500. There were no other fees billed during each of the past two fiscal years for assurance and related services rendered by Wolf & Company, P.C, our principal accountant and Sherb & Co, LLP, our former accountants, reasonably related to the audit or review of our financial statements, that were not included in Item 14(1) above.

3. Tax-Related Fees

The aggregate fees billed to the Company by Wolf & Company, P.C. for services in connection with tax compliance for fiscal year 2005 was $0. The aggregate fees billed to the Company by Sherb & Co., LLP for services in connection with tax compliance during the years ended December 31, 2004 totaled $2,500.

4. Other Fees

None.

5. Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, it is the practice of our board of directors to approve each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. None of the services provided by our independent registered public accounting firm for the period ended June 30, 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.
(Registrant)

By:	/s/ Robert Tarini
Robert Tarini
Director

Date:	September 28, 2005

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Titles	Dates

By: /s/ Robert Tarini Robert Tarini	CEO, Director	September 28, 2005

By: /s/ Joseph P. Mackin Joseph P. Mackin	President, Director	September 28, 2005

By: /s/ Gino M. Pereira Gino M. Pereira	Chief Financial Officer and principal accounting officer	September 28, 2005