Form 10QSB
period 2005-09-30
TECHNEST HOLDINGS INC
filed 2005-11-21
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

TECHNEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 276 Washington Street, No. 367, Boston, MA 02108

(Address of principal executive offices and zip code)

(617) 973-5104
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X_   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X

        As of November 10, 2005, there were 14,302,721 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes    __ No _X

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
SEPTEMBER 30, 2005

                                                                                               Page

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at September 30, 2005	1

Condensed Consolidated Statements of Loss for the Three Months Ended September 30, 2005 and 2004	2

Condensed Consolidated Statement of Stockholders’ Equity for the Three Months Ended September 30, 2005	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	19

Item 3. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 6. Exhibits	37

Signatures

STATEMENTS CONTAINED IN THIS FORM 10-QSB, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2005, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,327,119
Accounts receivable	7,888,075
Inventory and work in process	286,450
Restricted cash	251,204
Prepaid expenses and other current assets	161,090
TOTAL CURRENT ASSETS	11,913,938

PROPERTY AND EQUIPMENT - Net of accumulated depreciation of $382,613	831,250

OTHER ASSETS
Definite-lived intangible assets -
Net of accumulated amortization of $2,140,249	12,897,806
Goodwill	14,035,551
26,933,357

$39,678,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,634,564
Accrued expenses and other current liabilities	2,254,238
Due to related parties	1,142,347
Current portion of long-term debt	2,322,193
TOTAL CURRENT LIABILITIES	15,353,342

NON CURRENT LIABILITIES
Long-term debt, less current portion and discount of $1,100,967	5,484,435
TOTAL LIABILITIES	20,837,777

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 124.325 shares issued and outstanding (preference in liquidation of $124,325 at September 30, 2005)	--
Series B Convertible Preferred Stock - $.001 par value; 402,301 shares issued and outstanding (preference in liquidation of $875,005 at September 30, 2005)	402
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares issued and outstanding (preference in liquidation of $2,500,000 at September 30, 2005)	1,149
Common stock - par value $.001 per share; 500,000,000 shares authorized; 14,302,193 shares issued and outstanding	14,302
Additional paid-in capital	23,373,777
Accumulated deficit	(4,548,862)
TOTAL STOCKHOLDERS’ EQUITY	18,840,768
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,678,545

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004

REVENUES	$18,996,341	$15,507,314

COST OF REVENUES	15,590,455	12,441,149
GROSS PROFIT	3,405,886	3,066,165

OPERATING EXPENSES:
Selling, general and administrative	3,040,732	3,143,559
Research and development	60,745	--
Amortization of intangible assets	440,869	326,528
TOTAL OPERATING EXPENSES	3,542,346	3,470,087

OPERATING LOSS	(136,460)	(403,922)

OTHER EXPENSES (INCOME), NET
Interest expense	669,647	251,917
Other income, net	(30,582)	(5,166)
TOTAL OTHER EXPENSES, NET	639,065	246,751

NET LOSS	$(775,525)	$(650,673)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.05)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,302,721	12,132,157

See notes to condensed consolidated financial statements.

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	COMMON STOCK		SERIES A CONVERTIBLE PREFERRED STOCK		SERIES B CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance - July 1, 2005	2,302,193	$2,302	124	$--	517,243	$517	1,149,425	$1,149	$9,607,463	$(2,726,389)	$6,885,042

Acquisition of EOIR	12,000,000	12,000	--	--	--	--	--	--	13,669,860	(1,046,948)	12,634,912
Balance - July 1, 2005, restated	14,302,193	14,302	124	--	517,243	517	1,149,425	1,149	23,277,323	(3,773,337)	19,519,954

Exchange of Series B Convertible Preferred stock for Markland Series D Preferred Stock	--	--	--	--	(114,942)	(115)	--	--	115	--	--

Stock-based compensation	--	--	--	--	--	--	--	--	96,339	--	96,339

Net loss	--	--	--	--	--	--	--	--	--	(775,525)	(775,525)

Balance - September 30, 2005	14,302,193	$14,302	124	$--	402,301	$402	1,149,425	$1,149	$23,373,777	$(4,548,862)	$18,840,768

See notes to condensed consolidated financial statements.

 TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(775,525)	$(650,673)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	86,933	77,456
Amortization of intangible assets	440,869	326,528
Loss on sale/disposal of equipment	--	23,722
Non-cash interest expense	73,399	73,398
Stock-based compensation	96,339	288,848
Changes in operating assets and liabilities:
Accounts receivable	(291,212)	(1,090,721)
Inventory and work in process	120,211	--
Prepaid expenses and other current assets	442,227	(135,030)
Restricted cash	(251,204)	--
Due to related parties	(1,325,590)	645,600
Accounts payable	(1,075,084)	3,839,540
Accrued expenses and other current liabilities	589,149	(191,142)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,869,488)	3,207,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	2,100
Purchase of property and equipment	(55,409)	(58,530)
NET CASH USED IN INVESTING ACTIVITIES	(55,409)	(56,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(610,592)	(70,926)
Repayment of credit line	--	(600,000)
NET CASH USED IN FINANCING ACTIVITIES	(610,592)	(670,926)

NET (DECREASE) INCREASE IN CASH	(2,535,489)	2,480,170

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,862,608	333,971

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,327,119	$2,814,141

(CONTINUED)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$66,248	$178,520

Taxes	$--	$--

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

TECHNEST HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

1. NATURE OF OPERATIONS

Business History

Technest Holdings, Inc. (“Technest” or “the Company”) had no operations between October 10, 2003 and February 14, 2005.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (“Markland”), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 1,954,023 shares of its common stock, representing at the time of the acquisition a 93% ownership interest in Technest’s common stock on a primary basis, in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”)(see Note 3).

Genex Technologies, Inc. offers imaging products and complete solutions for three-dimensional (3D) imaging and display, intelligent surveillance, and three-dimensional facial recognition.

In connection with these acquisitions, the accounts of Technest and Genex have been adjusted using the push-down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired (see Note 3).

Reorganization

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and we did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, Appendix D, the Company recognized the net assets of EOIR at their carrying amounts in the accounts of Markland at the date of transfer. Additionally, the Company has reported the results of operations and cash flows as though the transfer of EOIR occurred at the beginning of the period. Financial statements and financial information for prior periods has been restated to provide comparative information.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the result that may be expected for the year ending June 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2005 filed with the Securities and Exchange Commission on October 12, 2005 (see Note 3 regarding the use of push down accounting and the lack of comparability to prior periods as a result and regarding the restatement of prior periods for the transaction between entities under common control).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Technest and its wholly-owned subsidiaries, Genex Technologies, Inc. and EOIR Technologies, Inc. The condensed consolidated financial statements include the results of Genex from the date of acquisition of February 15, 2005 (see Note 3). As indicated in Note 1 above, as a result of the reorganization, the Company has reported the results of operations and cash flows as though the transfer of EOIR occurred at the beginning of the period and all prior periods have been restated to provide comparative information. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage of completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, the estimated useful lives of definite-lived intangible assets, impairment of definite-lived intangible assets and goodwill, the valuation of reserves on deferred tax assets, the amount due to contracting government agencies as a result of their audits, the allocation of consideration paid to the net assets of businesses acquired and the fair value of equity instruments.

Concentrations

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 2005.

A significant portion of revenue is generated from contracts with Federal government agencies. Consequently, a significant portion of all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Restricted Cash

Restricted cash represents a one year certificate of deposit, maturing January 2006, collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at September 30, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at September 30, 2005:

Software	$158,308
Computer equipment	580,323
Furniture and fixtures	197,625
Leasehold improvements	222,339
Vehicles	55,268
1,213,863
Less accumulated depreciation	(382,613)
$831,250

Depreciation expense for the three months ended September 30, 2005 and 2004 was $86,933 and $77,456, respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations (see Note 3). Also included are certain costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.  With the acquisition of Genex, Technest acquired commercialized technology relating to 3D facial recognition cameras and contracts and customer relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the U.S. Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a number of factors including an independent purchase price allocation analysis. These assets have an estimated useful life of five years.

Revenue Recognition

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. We recognize revenues at the time we perform services related to border security logistic support.

Revenues from time and materials contracts are recognized as costs are incurred and billed. Allowable costs incurred but not billed as of a period end are recorded as work in process.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR as prime contractor whom accepts risks for these customer funded tasks includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock, options and warrants were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

For purposes of computing the weighted average number of common shares outstanding, the Company assumed that the 12,000,000 shares of common stock issued to Markland in conjunction with the reorganization (see Note 1) were issued on July 1, 2004.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at September 30, 2005, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable and long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR (see Note 3) have been recorded at their fair value. Management was primarily responsible for determining this fair value and in making its determination, management considered a number of factors, including an independent valuation.

Shipping Costs

Delivery and shipping costs are included in cost of revenue in the accompanying consolidated statements of loss.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Statements of Financial Accounting Standards (SFAS ) No. 142, "Goodwill and Other Intangible Assets", prescribes a two-step process for impairment testing of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the three months ended September 30, 2005.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2005.

Stock-Based Compensation

At September 30, 2005 , as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the three months ended September 30, 2005 and 2004.

	Three months ended
	September 30,
	2005	2004
Net loss as reported	$(775,525)	$(650,673)
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339	198,848
Deduct: stock-based employee compensation under fair value method	(196,958)	(258,710)
Pro forma net loss to applicable to common stockholders	$(876,144)	$(710,535)
Basic and diluted loss per share - as reported	$(0.05)	$(0.05)
Basic and diluted loss per share - pro forma	$(0.06)	$(0.06)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. Adoption requires a modified prospective application whereby compensation expense is recognized on or after the required effective date for the portion of the outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards, calculated on a basis consistent with the SFAS No. 123 pro forma disclosures. The Company will adopt SFAS No. 123 (R) on its effective date, commencing with the quarter beginning July 1, 2006. Adoption of SFAS No. 123(R) could have a material effect on its results of operations. The Company’s results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R).

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

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH, a wholly-owned subsidiary of Technest, merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million in cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Mr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Mr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, the Company discovered what it believes were material misrepresentations made by Mr. Geng in the Merger Agreement. As a result of damages arising in connection with these breaches, the Company has refused to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock.

A summary of the initial allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed is as follows:

Cash	$3,300,000
Shares of Markland Technologies, Inc. common stock	6,101,259
Total Purchase Price	$9,401,259

Fair value allocation to net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $784,484	$1,199,401
Property and equipment	44,000
Fair value of liabilities assumed -
Accounts payable & accrued expenses	(544,290)
Fair value of identifiable net tangible assets acquired	699,111
Intangible assets - intellectual property	161,110
In-process research and development	2,095,000
Commercialized patents	440,000
Contracts and customer relationships	1,130,000
Goodwill	4,876,038
Total	$9,401,259

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

Unaudited pro forma financial information for the three months ended September 30, 2004, had the acquisition of Genex been completed as of July 1, is as follows:

2004

Revenues	$16,840,397
Operating loss	$(224,219)

Net loss	$(546,356)
Net loss per common share	$(0.05)

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing (see Note 6) represented a collaborative group brought together to accomplish the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above and accumulated deficit was reset to zero as of the acquisition date.

Acquisition of EOIR

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and we did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date of transfer. Additionally, the Company has reported the results of operations and cash flows as though the transfer of EOIR occurred at the beginning of the periods presented. Financial statements and financial information for prior periods has been restated to include the results of EOIR in order to provide comparative information. Markland acquired EOIR on June 29, 2004.  EOIR generated approximately 97% of Markland’s revenue for its latest fiscal year ended June 30, 2005.

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data.

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at September 30, 2005:

Patents	$601,111
Customer relationships and contracts	14,436,944
Accumulated amortization	(2,140,249)
Net definite-lived intangible asset	$12,897,806

Amortization expense was $440,869 and $326,528 for the three months ended September 30, 2005 and 2004, respectively.

5. LONG-TERM DEBT

Notes Payable - EOIR Acquisition

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes is $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. During the three months ended September 30, 2005 and 2004, $73,399 and $73,398, respectively, were amortized to interest expense. The carrying value of the note and the unamortized discount at September 30, 2005 was $8,800,000 and $1,100,967, respectively.

Other Long-Term Bank Debt

EOIR's other long-term bank debt consists of the following as of September 30, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest of LIBOR plus 2.75% (6.80% September 30, 2005)	$34,518
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest of LIBOR plus 2.75%, (6.80% at September 30, 2005)	49,802
First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly payments of $3,514 including interest of 5.05%	11,588
American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of $406 including interest of 4.70%	11,687
$107,595

6. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company's board of directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 4,735 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of common stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series B and C Preferred Stock.

At September 30, 2005, there were 124.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

On February 14, 2005, immediately after the acquisition by Markland of a controlling interest in Technest (see Note 3), Southridge Partners LP, Southshore Capital Fund Limited, Verdi Consulting, Inc., ipPartners, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund, LP (collectively, the "Investors") paid $5,000,000 in cash to Technest for 1,149,425 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), 1,149,425 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock), and five-year warrants to purchase up to 1,149,425 shares of Technest’s common stock at an exercise price of $6.50 per share (“the Investor Financing”) after adjusting for a 211.18 for one reverse stock split on July 19, 2005.

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

The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends and are not redeemable. The Series B Preferred Stock ranks pari passu with the Company's Series A and C Preferred Stock.

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock ranks pari passu with the Company's Series A and B Preferred Stock.

Technest and the Investors entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement related to the Investor Financing and the Registration Rights Agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter.

Technest has agreed to issue additional shares of its common stock to the Investors if the units do not have a market value of $6.525 at the end of one year and such Investors is still holding all the securities comprising the units. If the units do not have a market value of $6.525 on February 14, 2006, Technest will be obligated to issue in exchange for each unit a number of shares of common stock determined by dividing (i) the amount by which $6.525 exceeds the sum of the average closing bid prices of Markland’s and Technest’s common stock for the period beginning 10 trading days prior to the reset date and ending 10 trading days after the reset date by (ii) the average closing bid price of our common stock during that period.

On August 19, 2005, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 500 shares of Markland Series D Preferred Stock for 114,942 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred shares held by Markland were cancelled. The Company recorded this as a contribution of capital from Markland with no net impact on equity.

On September 30, 2005, the Company had 402,301 shares of Series B Preferred Stock and 1,149,425 shares of Series C Preferred Stock issued and outstanding. Please see Note 14 regarding the October 4th Agreement.

At September 30, 2005, the Company had incurred liquidated damages of $530,000 which was charged to interest expense related to the Company's failure to file a registration statement.

Common Stock Issuances

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. Since this was a transaction between entities under common control, the Company has reported this stock issuance as though the transfer of EOIR occurred at the beginning of the period. Financial statements and financial information for prior periods has been restated to provide comparative information.

Reverse stock split

On June 2, 2005, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”) after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number.  The Reverse Stock Split was effective as of the close of business on July 19, 2005.  The Reverse Stock Split did not reduce our authorized shares of common stock, which will remain at 495,000,000 shares. All share and per share information has been retroactively restated to reflect the Reverse Stock Split.

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

No options were granted pursuant to the Plan during the periods ended September 30, 2005 and 2004.

Summary information with respect to stock options and warrants granted is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2005	885,875	$8.12
Issued	-	-
Expired	(678)	$2,035.35

Balance, September 30, 2005	885,197	$6.67

The following table summarizes the Company's stock options and warrants outstanding at September 30, 2005:

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 73.91	3,138	12/31/2005
$ 6.33	882,059	02/14/2010
	885,197
Weighted average remaining life			4.5 years

As of September 30, 2005 all options and warrants are exercisable.

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

Certain employees of EOIR were granted options for the purchase of Markland common stock on the original acquisition of EOIR on June 30, 2004, by Markland Technologies, Technest’s parent company. The amortization of stock-based compensation under these options exercisable for Markland common stock was $96,339 and $198,848 for the three months ended September 30, 2005 and 2004 respectively, and is included in selling, general and administrative expense and as a contribution of capital.

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	588,716
Series C Convertible Preferred Stock	1,149,425
Stock options	3,138
Warrants	882,059
Total as of September 30, 2005	2,623,338

9. COMMITMENTS AND CONTINGENCIES

Facility Rental

The Company has its executive office in Boston, Massachusetts. The monthly lease amount for this facility is approximately $6,000

EOIR, our wholly owned subsidiary, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006. The office space lease provides for annual increases of 3% to the base rent and requires the Company to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

Rent expense for the three months ended September 30, 2005 and 2004, was $126,717 and $54,965 respectively

Government Contracts - Genex

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

The Company has accrued $68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to June 30, 2005. The Company has determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at September 30, 2005.

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

10. INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2005 and 2004, due to the Company's operating losses and a full valuation reserve. Since its acquisition by Markland, the Company files a consolidated tax return with Markland.

The Company's deferred tax assets consist primarily of the net operating loss carry forwards. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by section 382 of the Internal Revenue Code. The Company has not completed an analysis of these changes.

The Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

Prior to its acquisition by Technest, Genex had elected to have its earnings taxed under Subchapter S of Chapter 1 of the Internal Revenue Code of 1986, as amended. On the effective date of the acquisition, Genex forfeited its status as a Subchapter S corporation.

11. RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners, Inc., and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2005 are either shareholders, officers and/or directors of Markland. ipPartners, Inc. is a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

During the three months ended September 30, 2005, Markland invoiced EOIR $250,000 for services rendered by executive officers of Markland who also function as executive officers of Technest. During the three months ended September 30, 2005, EOIR paid Markland $1,500,000 in cash for amounts accrued at June 30, 2005 related to service rendered by executive officers of Markland for the year ended June 30, 2005.

At September 30, 2005, Technest had amounts due from Markland for cash advances in the amount of $185,363. The net amount due to Markland is $1,142,347 at September 30, 2005.

The Company believes that all transactions described above were made on terms no less favorable to it than those obtainable from unaffiliated third parties. All future transactions, if any, with its executive officers, directors and affiliates will be on terms no less favorable to it than those that will be obtainable from unrelated third parties at the time such transactions are made.

12. EMPLOYEE BENEFIT PLANS

EOIR has adopted a 401(k) plan for the benefit of certain employees. Essentially all EOIR employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. The Company contributed 6%, excluding bonuses on an annual basis, to those who have been employed by EOIR for more than one year and remain employed on the last day of the fiscal year.

Genex maintains a Simplified Employee Pension for all employees who have attained the age of 21 and have completed three years of service. Participants may make voluntary contributions up to the maximum amount allowed by law, but not to exceed 15% of each participant's eligible compensation. The combined totals of participant and Genex contributions may not exceed $30,000 by law. Genex contributions vest immediately to the participants.

Genex also maintains a defined contribution 401(k) profit sharing plan for all employees except those who are non-resident aliens or are covered by a collective bargaining agreement. Participants may make voluntary contributions up to the maximum amount allowable by law but not to exceed 20% of the participant's eligible compensation. Genex contributions to the 401(k) Plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

Contributions and other costs of these plans in the three months ended September 30, 2005 and 2004 were $193,617 and $156,875, respectively.

13. LITIGATION

H&H Acquisition Corp.

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest, commenced an action in federal court in the Southern District of New York against Technest, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation's outcome. However, the Company could be adversely affected if the plaintiff prevails.

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

Joseph R. Moulton

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our Chief Executive Officer and Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the stock purchase agreement, dated June 29, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until the promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. Markland is a guarantor of these notes.

Markland and EOIR believe that the allegations in this lawsuit are entirely without merit. Markland and EOIR have filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. Markland and EOIR have also filed a counterclaim against Mr. Moulton seeking damages resulting from alleged misconduct and misrepresentations on the part of Mr. Moulton related to EOIR’s relationship with certain banks.

On April 4, 2005 a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR's demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, the claim by Mr. Moulton that his employment was terminated in violation of public policy was dismissed by the court, and the Court dismissed those aspects of Mr. Moulton's complaint suggesting that he was pursuing his claims on behalf of other unnamed sellers of EOIR shares. Mr. Moulton was not given leave to amend or refile these claims. Also on April 4, 2005, trial was set to begin on January 17, 2006.

Greg & Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

14.  SUBSEQUENT EVENTS

On October 4, 2005, Markland entered into definitive exchange agreements with Southridge Partners, LP and Southshore Capital Fund, Ltd. pursuant to which they exchanged all remaining shares of Technest Series B preferred stock (convertible as of October 4, 2005 into 36,966,677 shares of Markland common stock) for 1,750 shares of Markland Series D preferred stock (convertible into 67,808,413 shares of Markland common stock as of October 4, 2005). Technest recorded this as a contribution of capital from Markland with no net impact on equity.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

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

OVERVIEW

GENERAL

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc., a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 1,954,023 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”).

Prior to our acquisition of Genex, we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $184,468 and 29,408,870 shares of common stock issued and outstanding. From May 2002 through our acquisition of Genex, we had no operations.

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland.

TECHNEST BUSINESS

Through our acquisition of EOIR and Genex, we offer remote sensing technology products and services, providing complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and three-dimensional Facial Recognition to the United States Department of Defense ("DOD") and various other United States Intelligence Agencies ("INTEL"), educational and medical institutions and private commercial entities. These acquisitions are a very important part of our ongoing business strategy of creating a world class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this quarterly report on Form 10-QSB. Our business, as it exists today, consists of four business areas: intelligent surveillance, chemical and explosives detection, advanced technologies research and development and remote sensor systems and technologies. Our sources of operating revenue are from our wholly-owned subsidiaries, EOIR and Genex.

Genex offers products which include; (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of 3D facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive 3D medical imaging tools. EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts of EOIR and Genex involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

Intelligent Surveillance

Genex’s intelligent surveillance portfolio is anchored by its real-time embedded image processing technology and its 3D facial recognition technology. Our products include OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™ and Omnivision.

The OmniEye™Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. The OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. The OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees.

The Smart Optical Sensor high speed image processing platform powers Genex’s Smart Suite™ algorithms, enhancing both new and existing sensor systems with capabilities including: reliable target detection, motion tracking, and object classification and recognition. Smart Suite™ algorithms by Genex are a portfolio of advanced video analysis and augmentation modules. The SOS is a powerful system that allows multiple cameras to be deployed easily in a distributed, scaleable network that provides autonomous surveillance.

OmniVision is a software platform for Genex’s wide range of security and surveillance camera products. Built as a modular system, OmniVision can operate as a standalone application or easily integrate into existing systems. The unique architecture of OmniVision puts next-generation capabilities within reach of traditional camera and digital video recorder systems. The system includes software application modules for many different end user needs.

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

Chemical and Explosive Detection

We are targeting key sensing technologies that are critical to both DOD and Homeland Security missions: Chemical/Biological (Chem/Bio) and Improvised Explosive Devices (IED) detection sensors. Our Chem/Bio and IED group concentrates on the research and development of technologies that can reliably detect the presence of chemical, biological, and explosive devices or components from a stand-off distance utilizing multi spectral electro optical sensing methods. Under a Phase 2 Small Business Innovation Research (“SBIR”) grant from the U.S. Army, Genex is developing a new and unique sensor that can remotely detect the presence of chemical and biological weapons. We intend to offer these standoff detection sensors in an integrated system solution approach which also includes point detection capability provided by the EOIR manufactured ACADA system. The ACADA system utilizes Ion Mobility Spectroscopy cell based point detection chemical sensor technology.

Advanced Technologies Research and Development

The Advanced Technologies Research and Development group of Genex is focused on developing our imaging technology portfolio via advanced research in 3D facial recognition, intelligent surveillance 3D imaging, and medical imaging. By integrating our marketing pursuits with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) fully integrated Surematch™ suite of 3D facial recognition software application programs, (ii) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (iii) detection of concealment of intent using thermal and 3D imaging to support anti-terrorist efforts; (iv) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (v) more effective and less risky radiation treatment for cancer by use of 3D imaging for patient positioning.

Currently we have eight funded SBIR ongoing programs. The R & D efforts include maintenance and capture of intellectual property in the form of patents and licensing agreements. Presently, we have a patent portfolio covering the areas of 3D imaging. Our strategy is to transform our captive intellectual property into proprietary products and services, which will create recurring revenue streams derived from our government customer base.

In some cases, our technologies and intellectual property have application in the commercial sector. With respect to the commercial sector, we are focused on finding markets which have: high fit of application with our technology; high revenue potential; economic value add for market to adopt our technology; and accessible customers and channels. Management plans to generate further commercial growth primarily through strategic partnerships with customers in markets passing the above screen to reduce technical risk while providing strong channels of distribution for market access. Efforts here are focused on our 3D FaceCam product and associated software. This product is utilized by our customers to create personalized products for customers based on a 3D image captured by our camera. The product is being marketed towards applications in digitized identification such as employee ID and motor vehicle licenses as well into the medical market place. Efforts are underway to reduce product costs to encourage broader market adoption, to improve channels of distribution for this product, and to establish commercial agreements for mass market deployment.

In addition, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate a sustainable competitive advantage based on Genex’s ability to generate accurate 3D measurement data.

Remote Sensor Systems and Technologies For Military And Intelligence Applications

EOIR provides advanced remote sensing technology products and services to the DOD and to various other United States intelligence agencies. EOIR’s remote sensor systems are a very important core function in our ongoing business strategy of creating a world-class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we subcontract to our team members and other subcontractors as necessary. As a prime contractor, EOIR is responsible for the technical performance of all of its products and services delivered to the customer. Primary revenue streams are derived from the delivery of products and services which provide the customer with: advanced development product concepts; low volume produced prototypes; advanced signal processing algorithms and software; advanced systems integration; engineering and evaluation services; data collection and processing capabilities and other highly differentiated and proprietary products and services.

EOIR intellectual property lies in trade secrets and the experience and capabilities of its technical staff whom support these government contracts. We protect EOIR intellectual property and our competitive position through patent applications, non-disclosure agreements with our business partners, and non-compete agreements with our employees.

Products

EOIR develops and produces highly advanced remote sensing hardware and software system products for our government customer base. Our products extend the range of our remote sensor services, encompassing the full spectrum of sensor science, systems integration, and system support. Below is a list of our current products in development:

•
ACADA (Automatic Chemical Agent Detection and Alarm) - Man portable chemical agent point detector sensor system which utilizes Ion Mobility Spectroscopy technology to detect chemical agents such as Tabun, Sarin, and classic nerve agents. This unit has been mass produced and deployed throughout the US Navy.

•
SERTS™ (Safety Evaluation Range Training System) - Audio and video recording system that allows instructors to instruct, review, and qualify trainees. SERTS is a minimally intrusive, multi-platform compatible, audio/video monitoring system that brings range evaluators to the action inside a host of live fire exercise vehicles. It transmits live audio and video from the exercise vehicle directly to a range tower for exercise monitoring, recording, and post exercise review.

•
USRD (Universal Sensor Remoting Device) - Embedded system that allows multiple sensors to be remotely controlled. USRD is designed to remotely control and retrieve data from multiple sensors and transfer data to a base station through wired and wireless communications.

•
Pelco Camera Translators - Embedded system that allows non-Pelco cameras to be integrated into Pelco networks, that is, it allows non-Pelco cameras to be controlled by a standard Pelco control network.

•
WinProc™ - A thermal imaging display and analysis software based tool designed for viewing and analyzing thermal images. It offers a range of features including Fourier analysis, high and low pass filters, thermal image calibration, image statistics, and advanced digital display algorithms.

•
IProc™ - An interferogram processing and analysis software based tool that permits analysis of interferograms from spectrometers. Designed for the analysis of remotely captured chemical emission spectral information, the analysis tool enables the recognition of targeted chemical signatures.

•	GPS Groundtruthre - A software based tool that can be used to keep accurate positioning information for multiple vehicles during field tests.

•	TTAASP™ and EOIRTA™ - A software based tool that assists predictive modeling of thermal targets and is used to calculate detection probabilities of targets at arbitrary angles and ranges.

Services

EOIR has been providing highly differentiated services to government customers for nearly 20 years. Our scientific support spans a wide range of services, including the full spectrum of sensor sciences, systems integration, system support and software development, as more fully described below:

•
Sensor Science. Sensor science services at EOIR involve a multitude of spectral regions, ranging from visible to far infrared, developing, using and interpreting data from a number of different sensors including acoustic, radar, thermal, multi-spectral and hyper-spectral calibrated imagers.

•	Systems Integration. EOIR has the electrical and mechanical engineering design experience necessary to integrate laboratory prototypes into existing military sensor systems.

•
Technical Training. EOIR has the ability to develop classroom courses and computer-based and web-based trainers to satisfy unique customer requirements. EOIR is able to train on the use of sensor and detection equipment as well as teaching students how to interpret sensor signature data.

•	Software Development. EOIR develops customized sensor and data collection software platforms to satisfy a variety of unique customer requirements.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

The push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition.

Since the acquisition of EOIR was a transaction between entities under common control, Technest recorded the net assets of EOIR at their carrying value on the date of transfer. Additionally, Technest has reported the results of operations and cash flows as though the transfer of EOIR occurred at the beginning of the first period presented. Financial statements and financial information for prior periods has been restated to include the results of EOIR in order to provide comparative information.

Revenue

Technest had $18,996,341 in revenue during the three months ended September 30, 2005 compared with $15,507,314 for the same period in 2004. The increase in revenue was due to the acquisition of Genex in February 2005 and an increase in the product breadth of EOIR resulting in an increase in contract revenues for EOIR.

Gross profit

The gross profit for the three months ended September 30, 2005 was $3,405,886 compared with $3,066,165 for the same period in 2004. The gross profit margin for the three months ended September 30, 2005 was 18% compared with 20% for the same period in 2004 due to the mix of service revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2005 was $3,040,732 and consisted primarily of payroll. Selling, general and administrative expenses for the three months ended September 30, 2004 was $3,143,559. The decrease in selling, general and administrative expenses is due to lower stock compensation expense and management fee charges in 2005. Included in selling, general and administrative expenses, amortization of compensatory element of stock issuances for the three months ended September 30, 2005 and 2004 were $96,339 and $288,848 respectively. This represents the amortization of stock-based compensation related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Also included in selling general and administrative expenses are management fees paid to Markland. These amounted to $250,000 and $375,000 for the three months ended September 30, 2005 and 2004, respectively.

Research and development

Research and development expenses for the three months ended September 30, 2005 was $60,745 and consisted primarily of research for new product development. There were no equivalent expenses for the same period in 2004.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2005 and 2004 were $440,869 and $326,528 respectively. Additional amortization expense was recorded in 2005 because of the amortization of definite-lived intangible assets acquired in conjunction with Genex and EOIR in 2005 and EOIR only in 2004.

Operating loss

The operating loss for the three months ended September 30, 2005 was $136,460 compared with a loss of $403,922 for the period ended September 30, 2004.

Interest expense and other income

Interest expense for the three months ended September 30, 2005 and 2004 were $669,647 and $251,917, respectively.

In connection with the acquisition of EOIR, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. Non-cash interest expense related to the amortization of this discount was $73,399 and $73,398 in the three months ended September 30, 2005 and 2004, respectively. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next four years.  In the quarter ended September 30, 2005, the Company charged to interest expense $530,000 related to liquidated damages accruing for failure to file a registration statement.

Other income for the three months ended September 30, 2005 and 2004 were $30,582 and $5,166, respectively, and represents interest received on cash balances.

Net loss

The net loss for the three months ended September 30, 2005 was $245,525. The net loss for the three months ended September 30, 2004 was $650,673.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2005, Technest had a negative working capital balance of $3,439,406. Technest’s current liabilities include $1,142,347 due to Markland, Technest’s parent company. Net cash used in operating activities was $1,869,488 for the three months ended September 30, 2005. Non-cash expenses included in the net loss totaled $686,004 while changes in the components of working capital used cash of $1,791,503. Most of this change in working capital was related to a reduction of amounts due to related parties and trade payables by $2,400,674 in 2005.

Cash Used in Investing Activities

Technest used net cash of $55,409 for the acquisition of equipment

Cash Used in Financing Activities

In the three months ended September 30, 2005, $610,592 was used for loan repayments.

Sources of Liquidity

During the three months ended September 30, 2005, we have satisfied our cash requirements primarily through operating cash flows and our cash reserves.

Commitments and Contingencies

Facilities

Technest has its executive office in Boston, Massachusetts. The monthly lease amount for this facility is approximately $6,000

EOIR, our wholly owned subsidiary, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006. The office space lease provides for annual increases of 3% to the base rent and requires Technest to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100.

Rent expense for the three months ended September 30, 2005 and 2004, was $126,717 and $54,965 respectively.

Legal

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest, commenced an action in federal court in the Southern District of New York against Technest, the founder and certain officers, among others. The complaint is an action to recover shares of common stock of Technest and unspecified damages. Management believes that the claims against Technest and certain officers are without merit and is vigorously defending the action. Technest cannot make any assurances about the litigation's outcome. However, Technest could be adversely affected if the plaintiff prevails.

In September 2002 Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and Technest answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our Chief Executive Officer and Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until the promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. Markland is a guarantor of these notes.

Markland and EOIR believe that the allegations in this lawsuit are entirely without merit. Markland and EOIR have filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. Markland and EOIR have also filed a counterclaim against Mr. Moulton seeking damages resulting from alleged misconduct and misrepresentations on the part of Mr. Moulton related to EOIR’s relationship with certain banks.

On April 4, 2005 a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR's demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, the claim by Mr. Moulton that his employment was terminated in violation of public policy was dismissed by the court, and the Court dismissed those aspects of Mr. Moulton's complaint suggesting that he was pursuing his claims on behalf of other, unnamed sellers of EOIR shares. Mr. Moulton was not given leave to amend or refile these claims. Also on April 4, 2005, trial was set to begin on January 17, 2006.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in price will have a material effect on operations.

CRITICAL ACCOUNTING POLICIES

The preparation of Technest's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

The sections below present information about the nature of and rationale for our critical accounting policies.

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of September 30, 2005 include the accounts of Technest, our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

CONCENTRATIONS

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires that we disclose any significant off-balance-sheet and credit risk concentrations. We are subject to concentrations of credit risk because the majority of our revenues and accounts receivable are derived from the U.S. government, including the Department of Defense, who is not required to provide collateral for amounts owed to us. We do not believe that we are subject to any unusual credit risks, other than the normal level of risk attendant to operating our business.

As of September 30, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

RESEARCH AND DEVELOPMENT

We charge research and development costs to expense as incurred. We capitalize costs related to acquired technologies that have achieved technological feasibility and have alternative uses. We expense as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses.

IMPAIRMENT OF GOODWILL AND AMORTIZABLE INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill and amortizable intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We estimate fair value using either a discounted cash flows model, or an approach using market comparables, to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill.

ESTIMATED USEFUL LIVES OF AMORTIZABLE INTANGIBLE ASSETS

We amortize our amortizable intangible assets over the shorter of the contractual/legal life or the estimated economic life. We are amortizing the intangible assets acquired as of a result of the EOIR Technologies, Inc. acquisition, consistent with an independent business valuation, over nine years.

Definite-lived intangible assets acquired from Genex represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally twenty years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.

Technest also acquired commercialized technology relating to 3D facial recognition cameras and contracts and customer relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the Department of Defense. The amounts assigned to definite-lived intangible assets were determined by management based on a number of factors including an independent purchase price allocation analysis. These assets have an estimated useful life of five years.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2005 and 2004.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable. Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Technest participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Technest has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Technest as the prime contractor whom accepts risks for these customer funded tasks includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. We expect to adopt SFAS No. 123(R) on July 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. We are evaluating which method to adopt.

As permitted by SFAS No. 123, we currently account for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. We expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. Additionally, Our results of operations could be materially effected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in Note 2 to our financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since we do not have the benefit of tax deductions in excess of recognized compensation cost, because of our net operating loss position, the change will have no immediate impact on our consolidated financial statements.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment. In addition, our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Risks Related To Business, Results Of Operations And Financial Condition

We have no operating history on which investors may evaluate our operations and prospects for profitable operations and ability to produce a return on Genex or EOIR.

Technest does not have operating history on which a potential investor may base an evaluation of us nor of our prospects and ability to operate Genex or EOIR profitably.  If Technest is unable to sustain profitable operations, investors may lose their entire investment in Technest.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

If we cannot obtain additional capital required to fund our operations and finance the growth our business, operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We reported net losses applicable to our common stockholders of $775,525 for the three months ended September 30, 2005 and $4,903,487 for the fiscal year ended June 30, 2005 before our acquisition of EOIR. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

Although we have been successful in the past in obtaining financing for working capital and acquisitions, we will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

We have grown quickly; if we cannot effectively manage our growth, our business may suffer.

We have rapidly and significantly expanded operations through the acquisitions of EOIR in August 2005 and Genex in February 2005.  This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources.  Some of our officers have no prior senior management experience at public companies.  Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations.  To manage our growth effectively, we must, among other things:

•	upgrade and expand our contract support, manufacturing facilities and capacity in a timely manner;

•	successfully attract, train, motivate and manage a larger number of employees for contract support, manufacturing, sales and customer support activities;

•	control higher inventory and working capital requirements; and

•	improve the efficiencies within our operating, administrative, financial and accounting systems, procedures and controls.

To meet our growth objectives we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel.  If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales.  We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

If we fail to manage our growth properly, we may incur unnecessary expenses and the efficiency of our operations may decline, adversely affecting our business and the price of our stock.

Future acquisitions of other companies, if any, may disrupt our business and additional expenses. As a result, our business could suffer.

We have completed the acquisitions of EOIR and Genex.  We plan to review potential acquisition candidates, and our business and our strategy may include building our business through acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

Acquisitions involve numerous risks including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilations of the operations, personnel, and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we may acquire in the future, our business will suffer.

If we fail to realize some or all of the anticipated benefits from our acquisition of EOIR, our business will suffer.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected order rates from customers of EOIR, unanticipated costs, deterioration in the U.S. economy and other factors. There can be no assurance that we will receive new orders under EOIR’s existing contract with the United States Army Night Vision and Electronic Sensors Directorate.

Our current and future expected revenues are derived from a small number of customers within the U.S. government such that the loss of any one ultimate customer could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

We currently derived substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406,000,000 depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $56.2 million in revenues for the year ended June 30, 2005.  We expect this contract to account for a substantial portion of our revenues going forward.

The loss of this customer due to cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses may occur if there are material gaps or delays in orders from one of our largest customers that are not replaced by other orders or other sources of income.

Some of our competitors are much larger than we are, have better name recognition than we do and have far greater financial and other resources than we do. If we cannot effectively compete, our business may suffer and the price of our stock would decrease.

With the U.S. government's large appropriation of money for homeland security programs, many companies are competing for the same homeland security contracts and there can be no assurance that Technest will effectively compete with large companies who have more resources and funds than we do. Several companies have been working on issues relevant to the safety of the American people for the past several years. Because of the services and additional human and financial resources that these larger companies can provide, they may be more attractive to the U.S. government. Lockheed Martin and Northrop Grumman are providers of hardware engineering and systems engineering solutions. Computer Sciences Corporation and EDS provide computer and computer software solutions. Defense companies, such as General Dynamics, Boeing and Raytheon, are solutions providers that could easily expand their businesses into the homeland security business and are currently allocating resources to develop programs in this area.

Our largest customers are the DOD, Homeland Security, and various other INTEL whose operations are subject to unique political and budgetary constraints, involve competitive bidding, and our contacts with these customers may be subject to cancellation with or without penalty, which may produce volatility in our earnings and revenue.

Our largest customers are the DOD, Homeland Security, and various other INTEL. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or delayed, and the receipt of revenues or payments may be substantially delayed. This irregular and unpredictable revenue stream makes it difficult for our business to operate smoothly. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.

In addition, federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. These audits may occur several years after completion of the audited work. An audit could result in a substantial adjustment to our revenues because we would not be reimbursed for any costs improperly allocated to a specific contract, and we would be forced to refund any improper costs already reimbursed. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our reputation could be harmed if allegations of impropriety were made against us.

Our business may suffer if we cannot protect our proprietary technology.

Our ability to compete depends significantly upon our patents, our trade secrets, our source code and our other proprietary technology.  Any misappropriation of our technology or the development of competing technology could seriously harm our competitive position, which could lead to a substantial reduction in revenue.

The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Our patents could be challenged, invalidated or circumvented, in which case the rights we have under our patents could provide no competitive advantages. Existing trade secrets, copyright and trademark laws offer only limited protection. In addition, the laws of some foreign countries do not protect our proprietary technology to the same extent as the laws of the United States, which could increase the likelihood of misappropriation.  Furthermore, other companies could independently develop similar or superior technology without violating our intellectual property rights.

If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome, disruptive and expensive, distract the attention of management, and there can be no assurance that we would prevail.

Claims by others that we infringe their intellectual property rights could increase our expenses and delay the development of our business. As a result, our business and financial condition could be harmed.

Our industries are characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. We cannot be certain that our products do not and will not infringe issued patents, patents that may be issued in the future, or other intellectual property rights of others.

We do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

We may face claims by third parties that our products or technology infringe their patents or other intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses from third parties to continue to offer our products. Any efforts to re-engineer our products or obtain licenses on commercially reasonable terms may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in our quarterly revenue and results of operations could depress the market price of our common stock.

Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our revenue or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	timing of orders from our largest customers - the DOD, Homeland Security, various INTEL and the United States Night Vision and Electronic Sensors Directorate;

•	our ability to perform under contracts and manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	competitive pricing pressures; and

•	general economic climate.

A large portion of our expenses, including expenses for facilities, equipment, and personnel, are relatively fixed. Accordingly, if our revenues decline or do not grow as much as we anticipate, we might be unable to maintain or improve our operating margins. Any failure to achieve anticipated revenues could therefore significantly harm our operating results for a particular fiscal period.

Risks Related To “Controlled Companies”

We are a majority owned subsidiary of Markland. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

As of November 16, 2005, Markland controlled approximately 91% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.

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

Technest’s Chief Executive Officer, President, Chief Financial Officer and both of its directors are also officers and directors of other companies, including Markland.  As a result, they may not be able to devote their full time to Technest. As a result of their participation in business activities of other companies, their limited attention to Technest may delay the development of Technest’s business.

Risks Related To Capital Structure

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, Technest is obligated to file registration statements with the Securities and Exchange Commission within 75 to 105 days from February 14, 2005. As of November 16, 2005, we have not filed these registration statements. The average daily volume of Technest over the past six months is 327 shares.  The market may not be able to absorb all of the shares that we have registered and are obligated to register for resale.  This may cause the market price of our common stock to decrease.

The sale of material amounts of common stock could encourage short sales by third parties and further depress the price of our common stock.  As a result, you may lose all or part of your investment.

The significant downward pressure on our stock price caused by the sale of a significant number of registered shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

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

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price has been volatile. From January 2003 to November 16, 2005, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	future sales of shares of common stock in the public market; and

•	market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company's stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

Risks Related to the Homeland Security and Defense Industries

The homeland security and defense industries are characterized by rapid technological change and evolving industry standards, and unless we keep pace with the changing technologies, we could lose customers and fail to win new customers.

Our future success will depend, in part, upon our ability to develop and introduce a variety of new products and services and enhancements to these new product and services in order to address the changing and sophisticated needs of the homeland security marketplace. Delays in introducing new products, services and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products and services at competitive prices may cause customers to forego purchases of our products and services and purchase those of our competitors. Frequently, technical development programs in the homeland security industry require assessments to be made of the future directions of technology and technology markets generally, which are inherently risky and difficult to predict.

We face intense competition, which could result in lower revenues and higher research and development expenditures and could adversely affect our results of operations.

Current political tensions throughout the world have heightened interest in the homeland security industry, and we expect competition in this field, which is already substantial, to intensify. If we do not develop new and enhanced products, or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted. Many of our competitors have significantly more cash and resources than we have. Our competitors may introduce products that are competitively priced, have increased performance or functionality, or incorporate technological advances that we have not yet developed or implemented. To remain competitive, we must continue to develop, market and sell new and enhanced systems and products at competitive prices, which will require significant research and development expenditures.

We cannot assure you that we will be able to compete successfully against current and future competitors.

Risks Relating to New Corporate Governance Standards

We are not subject to the same corporate governance standards as listed companies. This may affect market confidence and company performance. As a result, our business could be harmed and the price of our stock could decrease.

Registered exchanges and the Nasdaq National Market have adopted enhanced corporate governance requirements that apply to issuers that list their securities on those markets. These standards deal with the rights and responsibilities of a company's management, its board, shareholders and various stakeholders. How well companies are run may affect market confidence as well as company performance. Our common stock is quoted on the OTC Bulletin Board, which does not have comparable requirements. As a result, our business and the price of our stock may be adversely affected.

For instance, we are not required to have any independent directors and we do not have independent directors. Therefore management has significant influence over decisions made by the Board on behalf of the stockholders.

In some circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. We do not have a policy to resolve conflicts of interest and we are not required to have one. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our other stockholders in general, these persons may have interests different than yours.

Our administrative costs and expenses resulting from new regulations have increased, adversely affecting our financial condition and results of operations.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted thereunder. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

New corporate governance requirements have made it more difficult to attract qualified directors. As a result, our business may be harmed and the price of our stock may be adversely affected

New corporate governance requirements have increased the role and responsibilities of directors and executive officers of public companies. These new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve as members of our board of directors.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.

Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. We expect that this requirement will first apply to our annual report for the fiscal year ending June 30, 2007. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If management cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The limited size of our internal financial and controls staff did not permit a significant amount of time or expense on monitoring and oversight of our general administrative and financial functions. In the course of management's ongoing evaluation of our controls and procedures, management has concluded that, due to the limited amount of resources available for general administrative and financial matters, Technest: (i) had less than the desirable number of people performing a majority of the financial duties, (ii) lacked the desired internal financial and controls staff resources for a comprehensive internal audit function, and (iii) in some cases had not been able to promptly accumulate and process all of our data and reports on a timely basis. Management believes that at this time, in light of existing newly instituted staff and controls, the risks associated with a lack of segregation of duties and limited staff have been largely mitigated. However, management will periodically reevaluate the situation, and as necessary, will put in place additional internal staff and controls to prevent a lack of discipline around policies and procedures in our administrative and financial matters.

Changes in Internal Control Over Financial Reporting.

Our internal control over financial reporting during our quarter ended September 30, 2005 has materially changed with the acquisition of Technest by Markland and the acquisition of Genex and EOIR by Technest. We have integrated the accounting and controls for these companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest v. Financial Intranet Holdings, Inc. Technest, F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action’s principal basis appears to be plaintiff’s claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest, Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

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

•
in a derivative claim, purportedly on behalf of Technest, that Mr. Sheppard and Ms. Marx permitted issuance of shares to defendant Gotshalk without proper consideration and at a price lower than that offered to a company introduced by Plaintiff; that they refused to allow plaintiff to purchase additional shares; that Mr. Sheppard and Ms. Marx permitted Technest to pay defendant Schwartz monies which should not have been paid, and authorized issuance of stock to Schwartz without proper authority; and that Mr. Sheppard and Ms. Marx caused the issuance of stock to themselves without proper authority. Plaintiff seeks damages allegedly sustained for these alleged wrongful acts.

•
in a derivative claim, purportedly on behalf of Technest, that actions taken at a December 1998 shareholders meeting were improper. The plaintiff seeks an order directing the rescission of actions determined by the Court or its designee.

•
that Technest and its former transfer agent wrongfully transferred shares belonging to plaintiff to a third party. The transfer agent has asserted a claim against us seeking indemnification for any liabilities incurred by the transfer agent in this action.

Plaintiff also seeks an accounting from Mr. Sheppard, among other defendants, for damages Technest allegedly suffered.

Technest, Mr. Sheppard and Ms. Marx believe that the claims against Technest, Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Technest, Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses. We cannot make any assurances about the litigation’s outcome. If the plaintiff prevails against us, we could be adversely affected.

In September 2002, Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and we answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. Trial of this matter is scheduled to begin in January 2006.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our Chief Executive Officer and Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 29, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts (approximately $11,000,000) due thereunder. Markland is a guarantor of these notes.

Markland and EOIR believe that the allegations in this lawsuit are entirely without merit. Markland and EOIR have filed an answer denying Mr. Moulton's allegations and opposing vigorously all equitable relief sought. Markland and EOIR have also filed a counterclaim against Mr. Moulton seeking damages resulting from alleged misconduct and misrepresentations on the part of Mr. Moulton related to EOIR’s relationship with certain banks.

On April 4, 2005 a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR's demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, the claim by Mr. Moulton that his employment was terminated in violation of public policy was dismissed by the court , and the Court dismissed those aspects of Mr. Moulton's complaint suggesting that he was pursuing his claims on behalf of other, unnamed sellers of EOIR shares. Mr. Moulton was not given leave to amend or refile these claims. Also on April 4, 2005, trial was set to begin on January 17, 2006.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Amendment No. 1 to the Registration Rights Agreement dated October 3, 2005 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.		8-K	October 7, 2005	4.2
10.1	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
10.2	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Measurement Inc., a subsidiary of EOIR and United States Army Night Vision and Electronic Sensors Directorate	X
10.3	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004	X
10.4	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004	X
10.5	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004	X
10.6	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29,2004	X
10.7	Agreement and General Release, dated November 1, 2004, by and between Markland Technologies, Inc. and Gregory A. Williams	X
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: November 21, 2005	By:	/s/ Robert Tarini

Robert Tarini Chief Executive Officer