Form 10QSB
period 2005-12-31
TECHNEST HOLDINGS INC
filed 2006-02-21
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2005

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

As of February 8, 2006, there were 15,716,355 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ___ No  X

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
DECEMBER 31, 2005

STATEMENTS CONTAINED IN THIS FORM 10-QSB, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE PERIOD ENDED JUNE 30, 2005, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,013,396
Accounts receivable	6,918,338
Inventory and work in process	126,893
Restricted cash	250,000
Prepaid expenses and other current assets	118,071
Total Current Assets	11,426,698

Property and Equipment - Net of accumulated depreciation of $475,172	849,711

Other Assets
Deposits	85,602
Definite-lived intangible assets - Net of accumulated amortization of $2,592,502	12,445,552
Goodwill	14,035,551
Total Other Assets	26,566,705
Total Assets	$38,843,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,230,409
Accrued expenses and other current liabilities	1,794,464
Due to related parties, net	991,416
Current portion of long-term debt	2,250,500
Total Current Liabilities	14,266,789

Non-Current Liabilities
Long-term debt, less current portion and discount of $949,026	5,606,685
Total Liabilities	19,873,474

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.631 shares issued and outstanding (preference in liquidation of $64,631 at December 31, 2005)	--
Series B Convertible Preferred Stock - $.001 par value; -0- shares authorized, issued and outstanding	--
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 747,127 shares issued and outstanding (preference in liquidation of $1,625,001 at December 31, 2005)	747
Common stock - par value $.001 per share; 495,000,000 shares authorized; 15,518,093 shares issued and outstanding	15,518
Additional paid-in capital	24,523,365
Accumulated deficit	(5,569,990)
Total Stockholders’ Equity	18,969,640
Total Liabilities and Stockholders’ Equity	$38,843,114
See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	For the Six Months Ended December 31,
	2005	2004

Revenues	$37,285,917	$--

Cost of Revenues	30,227,124	--
Gross Profit	7,058,793	--

Operating Expenses:
Selling, general and administrative	6,311,234	99,031
Research and development	138,448	--
Amortization of intangible assets	893,122	--
Total Operating Expenses	7,342,804	99,031

Operating Loss	(284,011)	(99,031)

Other Expenses (Income), Net
Interest expense	1,595,820	7,690
Other income, net	(83,178)	--
Total Other Expenses, Net	1,512,642	7,690

Net Loss	$(1,796,653)	$(106,721)

Basic and Diluted Loss Per Common Share	$(0.12)	$(0.79)

Weighted Average Number of Common Shares Outstanding	14,719,365	135,495

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	For the Three Months Ended December 31,
	2005	2004

Revenues	$18,289,576	$--

Cost of Revenues	14,636,669	--
Gross Profit	3,652,907	--

Operating Expenses:
Selling, general and administrative	3,343,894	7,499
Research and development	77,703	--
Amortization of intangible assets	452,253	--
Total Operating Expenses	3,873,850	7,499

Operating Loss	(220,943)	(7,499)

Other Expenses (Income), Net
Interest expense	852,781	7,690
Other income, net	(52,596)	--
Total Other Expenses, Net	800,185	7,690

Net Loss	$(1,021,128)	$(15,189)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.11)

Weighted Average Number of Common Shares Outstanding	15,141,121	139,260

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005	2,302,193	$2,302	124	$-	517,243	$517	1,149,425	$1,149

Acquisition of EOIR	12,000,000	12,000	-	-	-	-	-	-
Balance - July 1, 2005, restated	14,302,193	14,302	124	-	517,243	517	1,149,425	1,149

Conversion of Series A convertible preferred stock into common stock	282,669	283	(60)	-	-	-	-	-

Conversion of Series C convertible preferred stock into common stock	402,298	402	-	-	-	-	(402,298)	(402)

Common stock issued in connection with warrant exercises	302,868	303	-	-	-	-	-	-

Common stock issued in connection with liquidated damages	228,065	228	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	-	-

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	-	-	-	-	(517,243)	(517)	-	-

Net loss	-	-	-	-	-	-	-	-

Balance - December 31, 2005	15,518,093	$15,518	64	$-	-	$-	747,127	$747

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Unaudited)

	Additional		Total
	Paid-in	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2005	$9,607,463	$(2,726,389)	$6,885,042

Acquisition of EOIR	13,669,860	(1,046,948)	12,634,912
Balance - July 1, 2005, restated	23,277,323	(3,773,337)	19,519,954

Conversion of Series A convertible preferred stock into common stock	(283)	-	-

Conversion of Series C convertible preferred stock into common stock	-	-	-

Common stock issued in connection with warrant exercises	(303)	-	-

Common stock issued in connection with liquidated damages	1,149,772	-	1,150,000

Stock-based compensation	96,339	-	96,339

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	517	-	-

Net loss	-	(1,796,653)	(1,796,653)

Balance - December 31, 2005	$24,523,365	$(5,569,990)	$18,969,640

See notes to condensed consolidated financial statements
Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

 TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended December 31,
	2005	2004

Cash Flows From Operating Activities:

Net loss	$(1,796,653)	$(106,721)

Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	179,492	--
Amortization of intangible assets	893,122	--
Common stock issued in settlement of liquidated damages	1,150,000	--
Non-cash interest expense	146,797	--
Stock-based compensation	96,339	90,000
Changes in operating assets and liabilities:
Accounts receivable	678,525	--
Inventory and work in process	279,768	--
Prepaid expenses and other current assets	399,644	--
Restricted cash	(250,000)	--
Accounts payable	(1,479,238)	15,526
Accrued expenses and other current liabilities	129,375	--
Due to related parties	(1,476,521)	--

Net Cash Used In Operating Activities	(1,049,350)	(1,195)

Cash Flows From Investing Activities:
Purchase of property and equipment	(166,429)	--
Net Cash Used In Investing Activities	(166,429)	--

Cash Flows From Financing Activities:
Repayment of long-term debt	(633,433)	--
Net Cash Used In Financing Activities	(633,433)	--

Net Decrease In Cash	(1,849,212)	(1,195)

Cash and Cash Equivalents - Beginning of Period	5,862,608	1,334

Cash and Cash Equivalents - End of Period	$4,013,396	$139

(Continued)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
(UNAUDITED)

	For The Six Months Ended December 31,
	2005	2004
Supplemental Disclosures Of Cash Flow Information:

Cash paid during the periods for:
Interest	$225,631	$7,690

Taxes	$--	$--

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

For the Six Months Ended December 31, 2005 and 2004
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

Reorganization and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Appendix D, the Company recognized the net assets of EOIR at their carrying amounts in the accounts of Markland at the date of transfer. Additionally, the Company restated its financial statements and has reported the results of operations and cash flows as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, which occurred on February 14, 2005.  EOIR was acquired by Markland on June 30, 2004.

EOIR offers products: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the result that may be expected for the year ending June 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on October 12, 2005 (see Note 3 regarding (a) the use of push down accounting and the lack of comparability to prior periods as a result and (b) the restatement of prior periods for the transaction between entities under common control).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Technest and its wholly-owned subsidiaries, Genex Technologies, Inc. and EOIR Technologies, Inc. The condensed consolidated financial statements include the results of Genex from the date of acquisition of February 15, 2005 (see Note 3). As indicated in Note 1 above, as a result of the reorganization, the Company has restated its financial statements and reported the results of operations and cash flows as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, which occurred on February 14, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of December 31, 2005.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2005.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at December 31, 2005. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at December 31, 2005:

Software	$167,079
Computer equipment	618,511
Furniture and fixtures	238,612
Leasehold improvements	222,338
Vehicles	78,343
1,324,883
Less accumulated depreciation	(475,172)
$849,711

Depreciation expense for the six months ended December 31, 2005 and 2004 was $179,492 and $-0-, respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations (see Note 3). Also included are certain costs of outside legal counsel related to obtaining new patents.

Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.

With the acquisition of Genex, Technest acquired commercialized technology relating to 3D facial recognition cameras and contracts and customer relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the U.S. Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a number of factors including an independent purchase price allocation analysis. These assets are being amortized over their estimated useful life of five years.

Contracts and Customer Relationships acquired as a result of business combinations (see Note 3) have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, Financial Accounting Standards Board (“FASB”) Concepts Statement Number 7 and Emerging Issued Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

Operating Segments

The Company operates in two Operating Segments as defined in paragraph 10 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. These are (1) the business of EOIR which primarily consists of products and services in the remote sensing technology and (2) the business of Genex which primarily consists of research and development, design and fabrication of 3D imaging and of intelligent surveillance products. Further, since both these operating segments have similar economic characteristics, as well as similar products and services, production processes, customers, distribution methods and regulatory environment, the Company concluded that they meet the aggregation criteria outlined in paragraph 17 of SFAS No. 131. Therefore, the Company aggregates the two operating segments into a single reportable segment in accordance with paragraph 16 of SFAS No. 131.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members because these teaming arrangements meet the criteria for gross revenue reporting as discussed in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. This policy on revenue recognition is also supported by paragraph 60 of the AICPA’s Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

Research and Development

The Company charges research and development costs to expense as incurred. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. The Company expenses as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses.

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

For purposes of computing the weighted average number of common shares outstanding, the Company assumed that the 12,000,000 shares of common stock issued to Markland in conjunction with the reorganization (see Note 1) were issued on February 14, 2005.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at December 31, 2005, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

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

Impairment of Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill annually as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the six months ended December 31, 2005.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three and six months ended December 31, 2005.

Stock-Based Compensation

At December 31, 2005 , as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the six months ended December 31, 2005 and 2004. There was no effect for the three months ended December 31, 2005 and 2004.

	Six months ended
	December 31,
	2005	2004
Net loss as reported	$(1,796,653)	$(106,721)
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339	--
Deduct: stock-based employee compensation under fair value method	(196,958)	--
Pro forma net loss to applicable to common stockholders	$(1,897,272)	$(106,721)
Basic and diluted loss per share - as reported	$(0.12)	$(0.79)
Basic and diluted loss per share - pro forma	$(0.13)	$(0.79)

The assumptions used and weighted average information for the six months ended December 31, 2005 were as follows:

Fair value of stock	$0.03 - $0.75
Exercise price	$0.015 - $0.38
Expected dividend yield	0%
Expected lives (in years)	10
Risk-free interest rate	2.87% - 3.53%

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and Amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is not an alternative. SFAS No. 123(R) must be adopted no later than the first interim period for fiscal years beginning after December 15, 2005. Technest expects to adopt SFAS No. 123(R) on July 1, 2006.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The modified retrospective approach includes the requirements of the modified prospective approach but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for all prior periods presented or prior interim periods of the year of adoption. The Company is evaluating which method to adopt.

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. The Company does not expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma financial information above.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not have the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on our consolidated financial statements.

3. ACQUISITIONS

Purchase by Markland Technologies, Inc.

On February 14, 2005, in conjunction with a Securities Purchase Agreement between Technest and Markland, Technest issued 1,954,023 shares of common stock to Markland Technologies, Inc. in exchange for 10,168,764 shares of Markland’s common stock (“the Markland Investment”). The common stock issued to Markland represented a 93% interest in Technest’s common stock at the time of the purchase. Consequently, Technest became a majority owned subsidiary of Markland on that date. The Securities Purchase Agreement contains provisions for Markland to deliver additional shares of its common stock to Technest in conjunction with the acquisition of Genex Technologies, Inc. (see below) and conversion of the Series B Convertible Preferred Stock (see Note 6).

Purchase of Genex Technologies, Inc.

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005 (the "Merger Agreement"), by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH"), a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex.

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH, a wholly-owned subsidiary of Technest, merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate (i) $3 million in cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock. A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Mr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 that paid interest at the rate of 6% per annum. Mr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, the Company discovered what it believes were material misrepresentations made by Mr. Geng in the Merger Agreement. As a result of damages arising in connection with these breaches, the Company has refused to issue the promissory note, the additional Markland share consideration, the contingent payments of Technest common stock or the additional cash payments of profits from the commercialization of Intraoral Technologies. To date, Mr. Geng has not contested Technest’s position, has not sought payment and Technest believes that the possibility that it will have to issue additional shares or other consideration is remote. As a result of its contingent nature, Technest excluded these amounts from the purchase price and initial allocation of the purchase price as described below.

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

Acquisition of EOIR

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest’s majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date of transfer. Additionally, the Company has restated its financial statements and reported the results of operations and cash flows as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, February 14, 2005. Markland acquired EOIR on June 30, 2004.  EOIR generated approximately 97% of Markland’s revenue for its latest fiscal year ended June 30, 2005.

EOIR offers products and services which include: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data.

Unaudited pro forma financial information for the three months and six months ended December 31, 2004, had the acquisition of Genex and EOIR been completed as of July 1, is as follows:

	3 months	6 months

Revenues	$17,720,205	$34,560,602
Operating profit (loss)	$27,792	$(196,427)

Net loss	$(222,764)	$(769,120)
Net loss per common share	$(0.02)	$(0.05)

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at December 31, 2005:

	Amount	Useful life (years)
Patents - Genex - commercialized technology	$440,000	5
Patents - Genex - other	161,111	15
Customer relationships and contracts - Genex	1,130,000	5
Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,943	10
Accumulated amortization	(2,592,502)
Net definite-lived intangible asset	$12,445,552

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals.

Amortization expense was $893,123 and $-0- for the six months ended December 31, 2005 and 2004, respectively.

5. LONG-TERM DEBT

Notes Payable - EOIR Acquisition

On June 30, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes was $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. During the six months ended December 31, 2005, $146,797 was amortized to interest expense. The face value of the note and the unamortized discount at December 31, 2005 was $8,721,458 and $949,026, respectively.

Other Long-Term Bank Debt

EOIR's other long-term bank debt consists of the following as of December 31, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest at LIBOR plus 2.75% (7.30% December 31, 2005)	$29,598
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest at LIBOR plus 2.75%, (7.30% at December 31, 2005)	43,576
First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly payments of $3,514 including interest at 5.05%	1,046
A American Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of $406 including interest at 4.70%	10,533
$84,753

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

During the quarter ended December 31, 2005, 59.694 shares of  Series A Preferred Stock were converted into 282,669 shares of the Company’s common stock.

At December 31, 2005, there were 64.631 shares of Series A Preferred Stock issued and outstanding.

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

The Series B Preferred Stock will be convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends and are not redeemable. Upon conversion, the Series B Preferred Stock is cancelled and is not reissuable. The Series B Preferred Stock ranks pari passu with the Company's Series A and C Preferred Stock.

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

Technest and the Investors entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of (a) all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement related to the Investor Financing and the Registration Rights Agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter.

Technest agreed to issue additional shares of its common stock to the Investors if the combined market prices of Markland and Technest’s common stock do not equal or exceed $6.525 at the end of one year from the purchase date and assuming such Investors are still holding all the securities comprising the units. At December 31, 2005 there were no units left outstanding and no additional shares will be issued.

On August 19, 2005, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 500 shares of Markland Series D Preferred Stock for 114,942 shares of Technest Series B Convertible Preferred Stock.

On October 4, 2005, Markland entered into a definitive exchange agreement with Southshore Capital Fund and Southridge Partners pursuant to which Markland exchanged 1,750 shares of Markland Series D Preferred Stock for 402,301 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred shares held by Markland were cancelled. The Company recorded this as a contribution of capital from Markland with no net impact on equity.

In October 2005, 402,298 shares of Technest Series C preferred stock were converted to 402,298 shares of common stock.

On December 31, 2005, the Company had -0- shares of Series B Preferred Stock and 747,127 shares of Series C Preferred Stock issued and outstanding.

In the six months ended December 31, 2005, the Company had incurred liquidated damages of $1,150,000 which was charged to interest expense related to the Company's failure to file a registration statement and settled by the issuance of 228,065 shares of Technest common stock.

Common Stock Issuances

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, Technest purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Since this was a transaction between entities under common control, the Company has reported this stock issuance as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, February 14, 2005.

During the six months ended December 31, 2005, the company issued the following amounts of common stock:

-	282,669 shares on conversion of Series A Preferred Stock

-	402,298 shares on conversion of Series C Preferred Stock

-	302,868 shares in connection with the net share exercise of warrants

-	228,065 shares with a fair value of $1,150,000 in connection with liquidated damages, included in non-cash interest expense.

In the six months ended December 31, 2004, Technest issued 10,654 shares of common stock to certain non-employees for consulting services with a fair value of $90,000.

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

No options were granted pursuant to the Plan during the periods ended December 31, 2005 and 2004.

Summary information with respect to stock options and warrants granted is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2005	894,660	$8.12
Exercised	(402,294)	$6.50
Expired	(3,138)	$3,259.17
Balance, December 31, 2005	489,228	$6.50

The following table summarizes the Company's stock options and warrants outstanding at December 31, 2005:

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 6.50	489,228	02/14/2010
Weighted average remaining life			4.25 years

As of December 31, 2005 all options and warrants are exercisable.

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

Certain employees of EOIR were granted options for the purchase of Markland common stock on the original acquisition of EOIR on June 30, 2004, by Markland, Technest’s parent company. The amortization of stock-based compensation under these options exercisable for Markland common stock was $96,339 for the three months ended September 30, 2005, and is included in selling, general and administrative expense and as additional paid-in capital. As of December 31, 2005 all these options were cancelled. The expense recognized through the cancellation dates approximated the portion of the options that were fully vested upon cancellation. Therefore, there was no reversal of expense upon cancellation.

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	747,127
Warrants	489,228
Total as of December 31, 2005	1,542,383

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

Rent expense for the six months ended December 31, 2005 was $294,798.

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

The Company accrued $68,017 for overpayments for 2002 and extended the analysis of misclassified and unallowed costs to June 30, 2005. The Company determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at December 31, 2005.

The Company's billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.

10. INCOME TAXES

There was no provision for federal or state income taxes for the six months ended December 31, 2005 and 2004, due to the Company's operating losses and a full valuation reserve against deferred tax assets. Since its acquisition by Markland, the Company and its subsidiaries file a consolidated tax return with Markland.

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

11. RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners, Inc., and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2005 are either shareholders, officers and/or directors of Markland. ipPartners, Inc. is a corporation wholly owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey (a then director of Markland), neither of whom has an interest in the transaction.

During the six months ended December 31, 2005, Technest paid Markland $500,000 for administrative support services, engineering services and services rendered by executive officers of Markland who also function as executive officers of Technest. During the six months ended December 31, 2005, EOIR paid Markland $1,500,000 in cash for amounts accrued at June 30, 2005 related to the above mentioned services for the year ended June 30, 2005.

At December 31, 2005, Technest had amounts due from Markland for cash advances for payment of shared expenses in the amount of $61,821. The net amount due to Markland is $991,416 at December 31, 2005.

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

Contributions and other costs of these plans in the six months ended December 31, 2005 were $406,794.

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

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. On November 23, 2005 the Company was informed that the trial date of this matter, which had been scheduled to begin on January 4, 2006, had been postponed. As of February 9, 2006, the Company has not been informed of a new date for the beginning of the trial.

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

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the stock purchase agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until the promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts due thereunder. As Mr. Moulton is suing in his personal capacity rather than as a representative of the former EOIR shareholders, he is asking the court to accelerate the payment of the outstanding principal amount of his note, which as of February 9, 2006, was $5,300,000. Markland is a guarantor of these notes.

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

On December 16, 2005, the start of the trial of this matter was continued from January 17, 2006 to September 5, 2006. In addition on that day, Mr. Moulton was permitted by the Court to amend his complaint to add an additional cause of action.

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court.

Greg & Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

14. SUBSEQUENT EVENTS

Since December 31, 2005, we have issued (i) 31,267 shares of common stock in satisfaction of liquidated damages arising under our Registration Rights Agreement dated February 14, 2005, as amended on October 3, 2005, (ii) 114,942 shares of common stock upon conversion of 114,942 shares of Series C convertible preferred stock, and (iii) 52,053 shares of common stock upon the net exercise of a warrant.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending December 31, 2005 should be read together with our financial statements and related notes included elsewhere in this report.

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

Prior to our acquisition of Genex, we were a public “shell” company with no operations, nominal assets, accrued liabilities totaling $184,468 and 139,620 (post-split) shares of common stock issued and outstanding. From May 2002 through our acquisition of Genex, we had no operations.

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland.

Technest Business

Through our acquisition of EOIR and Genex, we offer remote sensing technology products and services, providing complete solutions for three-dimensional (3D) Imaging and Display, Intelligent Surveillance, and three-dimensional Facial Recognition mainly to the United States Department of Defense ("DOD"), various other United States Intelligence Agencies ("INTEL"), and the National Institute of Health. These acquisitions are a very important part of our ongoing business strategy of creating a world class integrated portfolio of solutions for the Homeland Security, DOD and INTEL marketplaces.

We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this quarterly report on Form 10-QSB. Our business, as it exists today, consists primarily of providing advanced engineering and research and development services in the areas of remote sensor systems and technologies, intelligent surveillance, chemical and explosives detection, and advanced technologies research and development. Our sources of operating revenue are from our wholly-owned subsidiaries, EOIR and Genex.

Genex offers (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of 3D facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive 3D medical imaging tools. EOIR offers (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts of EOIR and Genex involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing. The Company has developed a number of proprietary products from its engineering and research and development services which we expect will be launched in the next twelve months as the next phase of the Company’s strategic plan.

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

EOIR's most significant source of revenues is an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. The Omnibus Contract has an extensive and varied scope that requires us to provide a very broad range of products and technical services. For those products and technical services that EOIR does not possess in-house, we subcontract to our team members and other subcontractors as necessary. As a prime contractor, EOIR is responsible for the technical performance of all of its products and services delivered to the customer. Primary revenue streams are derived from the delivery of services which provide the customer with: advanced development product concepts; low volume produced prototypes; advanced signal processing algorithms and software; advanced systems integration; engineering and evaluation services; data collection and processing capabilities and other highly differentiated and proprietary products and services.

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

The intellectual property relating to R & D funded by our customers remains with our customers. Technest may in certain circumstances require the approval of our customers to sell these products to other agencies.

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

Genex currently is engaged in development programs with the U.S. Army Night Vision Lab, the U.S. Army Picatinny Arsenal, the U.S. Army Armament Research, Development and Engineering Center, the U.S. Navy Office of Naval Research, and the U.S. Navy Naval Surface Warfare System.

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

Advanced Technologies Research and Development

The Advanced Technologies Research and Development group of Genex is focused on developing our imaging technology portfolio via advanced research in 3D facial recognition, intelligent surveillance 3D imaging, and medical imaging. By integrating our marketing pursuits with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) fully integrated Surematch™ suite of 3D facial recognition software application programs; (ii) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (iii) detection of concealment of intent using thermal and 3D imaging to support anti-terrorist efforts; (iv) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (v) more effective and less risky radiation treatment for cancer by use of 3D imaging for patient positioning.

Currently, we have nine funded SBIR ongoing programs. The R & D efforts include maintenance and capture of intellectual property in the form of patents and licensing agreements. Presently, we have a patent portfolio covering the areas of 3D imaging. Our strategy is to transform our captive intellectual property into proprietary products and services, which will create recurring revenue streams derived from our government customer base.

In addition, we are targeting manufacturers of products who would benefit strategically by adopting our technology to produce custom fitted products for their customers. We believe this strategy has the potential to generate a sustainable competitive advantage based on Genex’s ability to generate accurate 3D measurement data.

RESULTS OF OPERATIONS

The push down basis of accounting has been applied to the February 14, 2005 acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition.

Since the acquisition of EOIR was a transaction between entities under common control, Technest recorded the net assets of EOIR at their carrying value on the date of transfer. Additionally, Technest has reported the results of operations and cash flows as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, which occurred on February 14, 2005. As a result of these transactions, the results for the three months and six months ended December 31, 2004 are not comparable.

Revenue

Technest had $37,285,917 in revenue during the six months ended December 31, 2005. The same period in 2004 is not comparable as Technest had no operations. Technest had $18,289,576 in revenue during the three months ended December 31, 2005. Revenues from EOIR’s omnibus contract were $31,533,192 and $15,214,904 for the six and three months ended December 31, 2005, respectively.

The increase in revenue was due to the acquisition of Genex in February 2005 and the acquisition of EOIR from Markland in August 2005.

Gross profit

The gross profit for the six months ended December 31, 2005 was $7,058,793, or 19% of revenue. The same period in 2004 is not comparable as Technest had no operations. The gross profit for the three months ended December 31, 2005 was $3,652,907 or 20% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2005 was $6,311,234 and consisted primarily of payroll. The same period in 2004 is not comparable as Technest had no operations. Selling, general and administrative expenses for the three months ended December 31, 2005 was $3,343,894. Included in selling, general and administrative expenses, the amortization of compensatory element of stock issuances for the six months ended December 31, 2005 was $96,339. This represents the amortization of stock-based compensation related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Also included in selling general and administrative expenses are management fees paid to Markland. These amounted to $500,000 and $250,000 for the six and three months ended December 31, 2005, respectively. These management fees are expected to terminate by March 31, 2007 as Technest develops its own internal resources.

Research and development

Research and development expenses for the six months and three months ended December 31, 2005 were $138,448 and $77,703, respectively. This expenditure consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues. There were no equivalent expenses for the same periods in 2004.

Amortization of intangible assets

Amortization of intangible assets for the six and three months ended December 31, 2005 were $893,122 and $452,253, respectively. Amortization expense increased in 2005 because of the amortization of definite-lived intangible assets acquired in conjunction with Genex and EOIR in February and August of 2005, respectively.

Operating loss

The operating loss for the six and three months ended December 31, 2005 were $284,011 and $220,943, respectively. The same periods in 2004 are not comparable as Technest had no operations

Interest expense and other income

Interest expense for the six months and three months ended December 31, 2005 were $1,595,820 and $852,781, respectively.

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. Non-cash interest expense related to the amortization of this discount was $146,797 and $73,399 in the six and three months ended December 31, 2005, respectively. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next four years.

In the six and three months ended December 31, 2005, Technest charged to interest expense $1,170,000 and $530,000, respectively, related to liquidated damages paid in cash and common stock for failure to have an effective registration statement.

Other income for the six and three months ended December 31, 2005 were $83,178 and $52,596, respectively, and represents interest received on cash balances.

Net loss

The net loss for the six months ended December 31, 2005 was $1,796,653. The net loss for the three months ended December 31, 2005 was $1,021,128.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2005, Technest had a negative working capital balance of $2,840,091. Technest’s current liabilities include $991,416 due to Markland, Technest’s parent company. Net cash used in operating activities was $1,049,350 for the six months ended December 31, 2005. Non-cash expenses included in the net loss totaled $2,465,750 while changes in the components of working capital used cash of $1,718,447. Most of this change in working capital was related to a reduction of amounts due to related parties and trade payables by $2,955,759 in 2005.

Cash Used in Investing Activities

Technest used cash of $166,429 for the acquisition of equipment.

Cash Used in Financing Activities

In the six months ended December 31, 2005, $633,433 was used for loan repayments.

Sources of Liquidity

During the six months ended December 31, 2005, we have satisfied our cash requirements primarily through operating cash flows and our cash reserves. Management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Commitments and Contingencies

Facilities

Technest has its executive office in Boston, Massachusetts. The monthly lease amount for this facility is approximately $6,000.

EOIR, our wholly owned subsidiary, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on December 31, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Genex leases office space under the terms of a non-cancelable operating lease that expires in January 2006. The office space lease provides for annual increases of 3% to the base rent and requires Genex to reimburse the landlord for its pro rata share of the increases in annual operating expenses and real estate taxes. Monthly lease amounts for this facility total approximately $10,100. Genex has entered into a five-year lease for approximately 6,800 square feet in Bethesda, Maryland with a monthly lease amount of approximately $14,250.

Rent expense for the six months ended December 31, 2005 was $294,798.

Legal

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

In September 2002 Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and Technest answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. On November 23, 2005 Technest was informed that the trial date of this matter, which had been scheduled to begin on January 4, 2006, had been postponed. As of February 9, 2006, Technest has not been informed of a new date for the beginning of the trial.

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

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the stock purchase agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until the promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts due thereunder. As Mr. Moulton is suing in his personal capacity rather than as a representative of the former EOIR shareholders, he is asking the court to accelerate the payment of the outstanding principal amount of his note, which as of February 9, 2006, was $5,300,000. Markland is a guarantor of these notes.

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

On December 16, 2005, the start of the trial of this matter was continued from January 17, 2006 to September 5, 2006. In addition on that day, Mr. Moulton was permitted by the Court to amend his complaint to add an additional cause of action.

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action that alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court.

Greg & Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williams’, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Technest has warrants outstanding for the purchase of 489,228 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of December 31, 2005 include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

As of December 31, 2005, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

RESEARCH AND DEVELOPMENT

We charge research and development costs to expense as incurred. We capitalize costs related to acquired technologies that have achieved technological feasibility and have alternative uses. We expense as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses.

No new technologies were acquired during the six months ended December 31, 2005 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto. During the year ended June 30, 2005 we had, however, acquired in-process technology as a part of our acquisition of Genex. These technologies had neither achieved technological feasibility nor had alternative uses and as such the research and development costs of $ 2,095,000 were expensed in the year ended June 30, 2005.

The amount recorded as expense for in-process research and development (IPR&D) was arrived at by management after considering a number of factors, including an independent valuation by a leading valuation and financial advisory firm serving the business, legal and financial communities throughout New England. For this purpose, the various research and development projects were identified and the Income, Expenses and the resulting Net Income from the identified projects was projected for five fiscal years from 2006 to 2010. Given the nature of the technology embodied in the IPR&D and the potential for technological obsolescence, a projection period of five years was deemed appropriate. Charges for use of contributory assets, including working capital, fixed assets and assembled workforce, were applied as a reduction to net income. The resultant economic income was discounted at 24% to arrive at the cumulative present value.

IMPAIRMENT OF GOODWILL AND AMORTIZABLE INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill and amortizable intangibles for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We identify and record our intangible assets at the reporting unit level and also conduct our impairment tests at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, “Goodwill and Other Intangible Assets”.

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

  Definite-lived intangible assets acquired from Genex represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.

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

Contracts and Customer relationships acquired as a result of business combinations (see Note 3) have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, FASB Concepts Statement Number 7 and EITF Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended December 31, 2005 and 2004.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the six months ended June 30, 2005 less than 2% of Technest’s revenue has come from firm fixed price contracts.

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

Risks Related To Our Business, Results Of Operations And Financial Condition

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

Technest has had net operating losses each year since its inception. As of December 31, 2005, our accumulated deficit was $5,569,990. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

If we cannot obtain additional capital required to fund our operations and finance the growth our business, operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We reported net losses applicable to our common stockholders of $1,796,653 for the six months ended December 31, 2005 and $4,903,487 for the fiscal year ended June 30, 2005 before our acquisition of EOIR. Although we believe that we have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to obtain additional funds, if needed, in a timely manner or on acceptable terms, which would render us unable to possibly fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel.  If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives and may lose our competitive position, which could lead to a significant decline in net sales.  We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

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

Risks Related to Contracting with the United States Government

Our current and future expected revenues are derived from a small number of customers within the U.S. government such that the loss of any one ultimate customer could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

We currently derived substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $56.2 million in revenues for the year ended June 30, 2005.  For the six months ended December 31, 2006, we recognized $31.5 million in revenues under this contract. We expect this contract to account for a substantial portion of our revenues going forward.

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

Our business could be adversely affected by changes in budgetary priorities of the Government.

Because we derive a substantial majority of our revenue from contracts with the Government, we believe that the success and development of our business will continue to depend on our successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our Government contracting business are:

•	changes in Government programs or requirements;

•
budgetary priorities limiting or delaying Government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential Governmental shutdowns (as occurred during the Government’s 1996 fiscal year);

•	curtailment of the Government’s use of technology solutions firms.

Our Government contracts may be terminated by the government at any time and may contain other provisions permitting the government not to continue with contract performance. If lost contracts are not replaced, our operating results may differ materially from those anticipated.

We derive substantially all of our revenue from Government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract’s potential duration. Government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts could result in significant revenue shortfalls from those anticipated.

We derive significant revenue from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, our business and prospects will be adversely affected.

Substantially all of our contracts and task orders with the Government are awarded through a competitive bidding process. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many Government clients to increasingly purchase goods and services through indefinite delivery/indefinite quantity, or ID/IQ, contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of recent publicity regarding the practice of agencies awarding work under such contracts that is arguably outside their intended scope, both the GSA and the DOD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the Government’s policy and practice of maintaining a diverse contracting base.

The competitive bidding process presents a number of risks, including the following:

•	we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

•
we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

If we are unable to win particular contracts, we may be foreclosed from providing to clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive re-bidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially from those anticipated.

Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our clients.

Many of our Government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. High-level security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could cause our results to differ materially from those anticipated.

The Government may change its procurement or other practices in a manner adverse to us.

The Government may change its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide acquisition contracts, or adopt new socio-economic requirements. These changes could impair our ability to obtain new contracts or win re-competed contracts. New contracting requirements could be costly or administratively difficult for us to satisfy, and, as a result could cause actual results to differ materially from those anticipated.

Restrictions on or other changes to the Government’s use of service contracts may harm our operating results.

We derive a significant amount of revenue from service contracts with the Government. The Government may face restrictions from new legislation, regulations or union pressures, on the nature and amount of services the Government may obtain from private contractors. Any reduction in the Government’s use of private contractors to provide services could cause our actual results to differ materially from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate Government contracts and Government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause actual results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on awards, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government vendors, our awards are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment in our operating results for the applicable period. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and our operating margins may be reduced. To date, we have not experienced any significant adverse consequences as a result of government audits.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies.

Employee misconduct, including security breaches, could result in the loss of clients and our suspension or disbarment from contracting with the Government.

We may be unable to prevent our employees from engaging in misconduct, fraud or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we develop involve managing and protecting information involved in national security and other sensitive functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include time card fraud and violations of the Anti-Kickback Act. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the Government, which could cause our actual results to differ materially from those anticipated.

If our subcontractors or vendors fail to perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially from those anticipated.

Our performance of Government contracts may involve the issuance of subcontracts or purchase orders to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our clients. A failure by one or more of our subcontractors or vendors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact our ability to perform our obligations as a prime contractor.

A performance deficiency by a subcontractor or a vendor could result in the Government terminating our contract for default. A default termination could expose us to liability for excess costs of re-procurement by the Government and have a material adverse effect on our ability to compete for future contracts and task orders.

Depending upon the level of problem experienced, such problems with subcontractors could cause our actual results to differ materially from those anticipated.

Risks Related To “Controlled Companies”

We are a majority owned subsidiary of Markland. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

As of February 10, 2006, Markland controlled approximately 90% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.

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

Technest’s executive officers and directors currently do not spend full time operating our business, thereby potentially delaying the development of Technest’s business.

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

Robert Tarini is the Chief Executive Officer and Chairman of the Board of Directors of Technest and Markland.  In addition, Mr. Tarini, has an investment in Technest. Dr. Mackin and Mr. Pereira also serve as directors and officers of Technest and Markland. Conflicts of interest could arise as a result of these overlapping positions.

Technest and Markland share similar investment objectives and policies. However, potential conflicts of interest may occur should these investment objectives diverge.

Technest’s shares that are owned by Markland are available to settle various claims and liabilities that Markland has.

There may be instances where the business of these companies overlap or compete although they currently do not do so.

Mr. Tarini, Dr. Mackin and Mr. Pereira may disproportionately allocate time and resources between these other entities and us. Neither our organizational documents nor our policies specify a minimum standard of time and attention that these officers and directors are required to devote to us. However, we do not believe that having the same board of directors will present a conflict of interest. There can be no assurances that there will be no conflicts of interest. The board will endeavor to act in the best interests of each company. Technest intends to have a board of directors in which the majority of board members are independent of Technest and Markland management.

In addition, Mr. Tarini, through his wholly-owned company ipPartners, Inc., is one of the investors that participated in the Genex transactions. On February 14, 2005, ipPartners, Inc. received 143,678 shares of Technest Series B preferred stock, 143,678 shares of Technest Series C preferred stock convertible into 143,678 shares of Technest common stock and warrants to purchase 143,678 Technest common stock in exchange for $625,000.  On June 20, 2005, ipPartners, Inc. exchanged all of its Technest Series B preferred stock for 625 shares of Markland Series D preferred stock. On August 23, 2005, ipPartners converted its 625 shares of Markland Series D preferred stock into 6,510,417 shares of Markland common stock. The resale of these shares of common stock were registered pursuant to a Markland registration statement on Form SB-2 that was effective on August 10, 2005.

Risks Related To Capital Structure

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, Technest is obligated to file registration statements with the Securities and Exchange Commission within 75 to 105 days from February 14, 2005. As of February 10, 2006, we have filed one registration statement which has not yet been declared effective by the Securities and Exchange Commission. Our common stock is thinly traded.  The market may not be able to absorb all of the shares that we have registered and are obligated to register for resale.  This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2003 to February 10, 2006, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002 and SEC rules adopted there under. These regulations increased our legal and financial compliance and made some activities more difficult, time-consuming and costly. Our expenses will continue to increase as we continue to implement these new regulations.

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

Changes in Internal Control Over Financial Reporting.

Our internal control over financial reporting during the six months ended December 31, 2005 has materially changed with the acquisition of Technest by Markland and the acquisition of Genex and EOIR by Technest. We have integrated the accounting and controls for these companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Technest Holdings, Inc.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest v. Financial Intranet Holdings, Inc. Technest, F/K/A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269 The Judge is Judge Barbara S. Jones. The action’s principal basis appears to be plaintiff’s claim that Ben Stein wrongfully claims ownership of shares of common stock that Stein agreed to purchase from plaintiff. According to plaintiff, these shares belong to the plaintiff. The plaintiff asserts sixteen causes of action. Only some make allegations against Technest, Michael Sheppard and Maura Marx, former officers. The plaintiff alleges:

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

On November 23, 2005 Technest was informed that the trial date of this matter, which had been scheduled to begin on January 4, 2006, had been postponed. As of February 9, 2006, Technest has not been informed of a new date for the beginning of the trial.

EOIR Technologies, Inc.

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

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts due thereunder. As Mr. Moulton is suing in his personal capacity rather than as a representative of the former EOIR shareholders, he is asking the court to accelerate the payment of the outstanding principal amount of his note, which as of February 9, 2006, was $5,300,000. Markland is a guarantor of these notes.

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

On December 16, 2005, the start of the trial of this matter was continued from January 17, 2006 to September 5, 2006. In addition on that day, Mr. Moulton was permitted by the Court to amend his complaint to add an additional cause of action.

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action that alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability.

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	X
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005	X
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	X
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	X
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	X
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	X
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	X
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 21, 2006	By:	/s/ Gino M. Pereira

Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	X
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005	X
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	X
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	X
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	X
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	X
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	X
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock.		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X