Form 10-Q
period 2005-12-31
TECHNEST HOLDINGS INC
filed 2006-02-21
CIK 1077800

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

(Unaudited)

ASSETS

Current Assets

        Cash and cash equivalent                                                                                                                                                                    $ 4,013,396

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

14,035,551

Total Other Assets

26,566,705

Total Assets

$

38,843,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$

9,230,409

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

_

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

$

38,843,114

See notes to condensed consolidated financial statements.

(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

 (Unaudited)

	For the Six Months Ended December 31,
	2005	2004

Revenues	$ 37,285,917	$ --

Cost of Revenues	30,227,124	-- *
Gross Profit	7,058,793	--

Operating Expenses:
Selling, general and administrative	6,311,234	99,031
Research and development	138,448	--
Amortization of intangible assets	893,122	--____
Total Operating Expenses	7,342,804	99,031

Operating Loss	(284,011)	(99,031)

Other Expenses (Income), Net
Interest expense	1,595,820	7,690
Other income, net	(83,178)	--____
Total Other Expenses, Net	1,512,642	7,690

Net Loss	$ (1,796,653)	$ 106,721)

Basic and Diluted Loss Per Common Share	$ (0.12)	$ (0.79)

Weighted Average Number of Common Shares Outstanding	14,719,365	135,495

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

 (Unaudited)

	For the Three Months Ended December 31,
	2005	2004

Revenues	$ 18,289,576	$ --

Cost of Revenues	14,636,669	--
Gross Profit	3,652,907	--

Operating Expenses:
Selling, general and administrative	3,343,894	7,499
Research and development	77,703	--
Amortization of intangible assets	452,253	--
Total Operating Expenses	3,873,850	7,499

Operating Loss	(220,943)	(7,499)

Other Expenses (Income), Net
Interest expense	852,781	7,690
Other income, net	(52,596)	--
Total Other Expenses, Net	800,185	7,690

Net Loss	$ (1,021,128)	$ (15,189)

Basic and Diluted Loss Per Common Share	$ (0.07)	$ (0.11)

Weighted Average Number of Common Shares Outstanding	15,141,121	139,260

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005	2,302,193	$ 2,302	124	$ -	517,243	$ 517	1,149,425	$ 1,149

Acquisition of EOIR	12,000,000	12,000	-	-	-	-	-	-
Balance - July 1, 2005, restated	14,302,193	14,302	124	-	517,243	517	1,149,425	1,149

Conversion of Series A convertible preferred stock into common stock	282,669	283	(60)	-	-	-	-	-

Conversion of Series C convertible preferred stock into common stock	402,298	402	-	-	-	-	(402,298)	(402)

Common stock issued in connection with warrant exercises	302,868	303	-	-	-	-	-	-

Common stock issued in connection with liquidated damages	228,065	228	-	-	-	-	-	-

Stock-based compensation	-	-	-	-	-	-	-	-

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	-	-	-	-	(517,243)	(517)	-	-

Net loss	-	-	-	-	-	-	-	-

Balance - December 31, 2005	15,518,093	$ 15,518	64	$ -	-	$ -	747,127	$ 747

See notes to condensed consolidated financial statements.

(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(Unaudited)

	Additional		Total
	Paid-in	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2005	$ 9,607,463	$ (2,726,389)	$ 6,885,042

Acquisition of EOIR	13,669,860	(1,046,948)	12,634,912
Balance - July 1, 2005, restated	23,277,323	(3,773,337)	19,519,954

Conversion of Series A convertible preferred stock into common stock	(283)	-	-

Conversion of Series C convertible preferred stock into common stock	-	-	-

Common stock issued in connection with warrant exercises	(303)	-	-

Common stock issued in connection with liquidated damages	1,149,772	-	1,150,000

Stock-based compensation	96,339	-	96,339

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	517	-	-

Net loss	-	(1,796,653)	(1,796,653)

Balance - December 31, 2005	$ 24,523,365	$ (5,569,990)	$ 18,969,640

See notes to condensed consolidated financial statements

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

Unaudited pro forma financial information for the three months and six months ended December 31, 2004, had the acquisition of Genex and EOIR been completed as of July 1, is as follows:

	3 months	6 months

Revenues	$ 17,720,205	$34,560,602
Operating profit (loss)	$ 27,792	$(196,427)

Net loss	$ (222,764)	$(769,120)
Net loss per common share	$ (0.02)	$(0.05)

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at December 31, 2005:

	Amount	Useful life (years)
Patents – Genex – commercialized technology	$440,000	5
Patents – Genex – other	161,111	15
Customer relationships and contracts - Genex	1,130,000	5
Customer relationships and contracts – EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts – EOIR- Chemical Detection	1,551,943	10
Accumulated amortization	(2,592,502)
Net definite-lived intangible asset	$12,445,552

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

Other Long-Term Bank Debt

EOIR's other long-term bank debt consists of the following as of December 31, 2005:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest at LIBOR plus 2.75% (7.30% December 31, 2005)	$29,598
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest at LIBOR plus 2.75%, (7.30% at December 31, 2005)	43,576
First Market Bank, secured by leasehold improvements, dated March 19, 2003 with monthly payments of $3,514 including interest at 5.05%	1,046
AAmerican Honda Finance, secured by vehicle, dated March 24, 2003 with monthly payments of $406 including interest at 4.70%	10,533
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

In October 2005,402,298 shares of Technest Series C preferred stock were converted to 402,298 shares of common stock.

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

 .

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

2

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

3

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	X
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005i	X
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	X
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	X
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	X
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	X
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	X
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock.		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 21, 2006	By:	/s/ Gino M. Pereira

Gino M. Pereira Chief Financial Officer

2

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	X
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005i	X
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	X
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	X
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	X
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	X
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	X
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock.		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X