Form 10QSB
period 2006-03-31
TECHNEST HOLDINGS INC
filed 2006-05-22
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

TECHNEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 One McKinley Square, Fifth Floor, Boston, MA 02109
(Address of principal executive offices and zip code)

(617) 722-9800
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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐   No ☒

As of May 19, 2006, there were 15,819,552 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐   No ☒

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
MARCH 31, 2006

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,911,575
Accounts receivable	7,608,188
Work-in-process	27,330
Restricted cash	250,000
Prepaid expenses and other current assets	124,692
Total Current Assets	9,921,785

Property and Equipment - Net of accumulated depreciation of $561,418	838,541

Other Assets
Deposits	86,220
Definite-lived intangible assets - Net of accumulated amortization of $3,039,014	11,999,041
Goodwill	14,035,551
Total Other Assets	26,120,812

Total Assets	$36,881,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$8,480,678
Accrued expenses and other current liabilities	2,090,470
Due to related parties, net	378,095
Current portion of long-term debt	2,244,580
Total Current Liabilities	13,193,823

Non-Current Liabilities
Long-term debt, less current portion and discount of $954,171	5,663,278

Total Liabilities	18,857,101

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value;
150 shares authorized; 64.631 shares issued and outstanding
(preference in liquidation of $64,631 at March 31, 2006)	--
Series B Convertible Preferred Stock - $.001 par value;
-0- shares authorized, issued and outstanding	--
Series C Convertible Preferred Stock - $.001 par value;
1,149,425 shares authorized; 632,178 shares issued and outstanding
(preference in liquidation of $1,374,987 at March 31, 2006)	632
Common stock - par value $.001 per share;
495,000,000 shares authorized; 15,741,288 shares issued and outstanding	15,741
Additional paid-in capital	26,606,128
Accumulated deficit, from February 15, 2005	(8,598,464)
Total Stockholders’ Equity	18,024,037

Total Liabilities and Stockholders’ Equity	$36,881,138

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Nine months ended March 31, 2006 and 2005 (unaudited)

	2006	2005

Revenues	$55,141,077	$7,448,800

Cost of Revenues	44,845,200	5,879,471
Gross Profit	10,295,877	1,569,329

Operating Expenses
Selling, general and administrative (including $750,000 and $187,500 to related parties in 2006 and 2005 respectively)	9,897,578	1,673,405
Research and development	138,448	2,095,000
Amortization of intangible assets	1,339,634	163,264
Total Operating Expenses	11,375,660	3,931,669

Operating Loss	(1,079,783)	(2,362,340)

Other Expenses (Income), Net
Interest expense	2,359,289	212,794
Other income	(118,811)	(11,344)
Total Other Expenses, Net	2,240,478	201,450

Net Loss	(3,320,261)	(2,563,790)

Deemed dividend on Series A preferred stock	--	124,858
Deemed dividend on Series C preferred stock	--	2,050,000
Net Loss Attributable to Common Stockholders	$(3,320,261)	$(4,738,648)

Basic and Diluted Loss Per Common Share	$(0.22)	$(0.68)

Weighted Average Number of Common Shares Outstanding	15,034,540	6,961,227

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
Three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005

Revenues	$17,855,160	$7,448,800

Cost of Revenues	14,618,076	5,879,471
Gross Profit	3,237,084	1,569,329

Operating Expenses
Selling, general and administrative (including $250,000 and $187,500 to related parties in 2006 and 2005 respectively)	3,586,344	1,574,374
Research and development	--	2,095,000
Amortization of intangible assets	446,512	163,264
Total Operating Expenses	4,032,856	3,832,638

Operating Loss	(795,772)	(2,263,309)

Other Expenses (Income), Net
Interest expense	763,469	205,104
Other income	(35,633)	(11,344)
Total Other Expenses, net	727,836	193,760

Net Loss	(1,523,608)	(2,457,069)

Deemed Dividend on Series A Preferred Stock	--	124,858
Deemed Dividend on Series C Preferred Stock	--	2,050,000

Net Loss Applicable to Common Stockholders	$(1,523,608)	$(4,631,927)

Basic and Diluted Loss Per Common Share	$(0.10)	$(1.94)

Weighted Average Number of Common Shares Outstanding	15,677,163	2,384,747

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005	2,302,193	$2,302	124	$-	517,243	$517	1,149,425	$1,149

Acquisition of EOIR	12,000,000	12,000	-	-	-	-	-	-
Balance - July 1, 2005, restated	14,302,193	14,302	124	-	517,243	517	1,149,425	1,149

Conversion of Series A convertible preferred stock into common stock	282,669	283	(60)	-	-	-	-	-

Conversion of Series C convertible preferred stock into common stock	517,240	517	-	-	-	-	(517,247)	(517)

Common stock issued in connection with warrant exercises	354,921	355	-	-	-	-	-	-

Common stock issued in connection with penalties for failure to effect registration rights	284,265	284	-	-	-	-	-	-

Amortization and forfeiture of stock-based compensation	-	-	-	-	-	-	-	-

Exchange of Series B Convertible Preferred Stock for Markland Series D preferred stock	-	-	-	-	(517,243)	(517)	-	-

Net loss	-	-	-	-	-	-	-	-

Balance - March 31, 2006	15,741,288	$15,741	64	$-	-	$-	632,178	$632

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(Unaudited)

		Additional		Total
	Unearned	Paid-in	Accumulated	Stockholders'
	Compensation	Capital	Deficit	Equity
	Amount	Amount	Amount	Amount

Balance - July 1, 2005	$--	$9,607,463	$(2,726,389)	$6,885,042

Acquisition of EOIR	(1,541,490)	16,944,221	(2,551,814)	12,862,917
Balance - July 1, 2005, restated	(1,541,490)	26,551,684	(5,278,203)	19,747,959

Conversion of Series A convertible preferred stock into common stock	-	(283)	-	-

Conversion of Series C convertible preferred stock into common stock	-	-	-	-

Common stock issued in connection with warrant exercises	-	(355)	-	-

Common stock issued in connection with penalties for failure to effect registration rights	-	1,499,716	-	1,500,000

Amortization and forfeiture of stock-based compensation	1,541,490	(1,445,151)	-	96,339

Exchange of Series B Convertible Preferred Stock for Markland Series D preferred stock	-	517	-	-

Net loss	-	-	(3,320,261)	(3,320,261)

Balance - March 31, 2006	$-	$26,606,128	$(8,598,464)	$18,024,037

See notes to condensed consolidated financial statements
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2006 and 2005 (unaudited)

	2006	2005

Cash Flows From Operating Activities:

Net loss	$(3,320,261)	$(2,563,790)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	280,455	52,233
Amortization of intangible assets	1,339,634	163,264
Common stock issued in settlement of liquidated damages	1,500,000	--
Non-cash interest expense	220,195	36,698
Stock-based compensation	96,339	152,155
Acquired in-process research and development	--	2,095,000
Changes in operating assets and liabilities:
Accounts receivable	(11,325)	2,265,329
Inventory and work-in-process	379,331	(99,665)
Prepaid expenses and other current assets	393,023	(54,944)
Restricted cash	(250,000)	--
Deposits	(618)	--
Accounts payable	(2,228,969)	262,725
Accrued expenses and other current liabilities	425,380	277,177
Due to related parties	(1,861,838)	(208,899)
Net Cash (Used In) Provided by Operating Activities	(3,038,654)	2,377,283

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	29,956	--
Purchase of property and equipment	(286,178)	--
Cash acquired in acquisition of E-OIR Technologies, Inc.	--	1,916,079
Cash used for acquisition of Genex Technologies, Inc., net of cash acquired	--	(2,515,516)
Net Cash Used In Investing Activities	(256,222)	(599,437)

Cash Flows From Financing Activities:
Repayment of long-term debt	(656,157)	(41,961)
Proceeds from sale of Series A convertible preferred stock	--	50,000
Proceeds from sale of Series B and C convertible preferred stock, net	--	3,512,273
Net Cash Provided By (Used In) Financing Activities	(656,157)	3,520,312

Net Increase (Decrease) In Cash	(3,951,033)	5,298,158

Cash and Cash Equivalents - Beginning of Period	5,862,608	1,334

Cash and Cash Equivalents - End of Period	$1,911,575	$5,299,492

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$370,702	$1,371
Taxes	$-	$500

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into Series A preferred stock	$--	$74,848
Common stock issued in conjunction with acquisition of Genex Technologies, Inc.	$--	$6,101,258
Deemed dividend preferred stock - beneficial conversion feature - Series A	$--	$124,858
Deemed dividend preferred stock - beneficial conversion feature - Series C	$--	$2,050,000
Transfer of inventory to Markland	$105,218	$-

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
For the Nine Months Ended March 31, 2006 and 2005
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

Effective June 29, 2004, Markland acquired 100% of the outstanding common stock of E-OIR Technologies, Inc. (“EOIR”), a company incorporated under the laws of the Commonwealth of Virginia, in conjunction with a Stock Purchase Agreement dated June 29, 2004 ("the Acquisition"). Markland agreed to pay the stockholders of EOIR $19,000,000, consisting of $8,000,000 in cash and promissory notes of $11,000,000. Additionally, Markland issued certain members of EOIR's management team options to purchase approximately $4,000,000 of Markland common stock. As a result of this transaction, EOIR became a wholly-owned subsidiary of Markland effective June 29, 2004.

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland, Technest purchased all of the outstanding stock of EOIR. As consideration for this purchase, Technest issued 12 million shares of its common stock to Markland. As a result of this transaction, EOIR became a wholly-owned subsidiary of Technest effective August 17, 2005. Since this was a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Appendix D, Technest recognized the net assets of EOIR at their carrying amounts in the accounts of Markland on the date Technest came into Markland’s control group, February 14, 2005 and restated the financial statements to include the activity of EOIR from that date forward (see Note 3).

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

Reorganization and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest’s majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2005 and the Company has restated its financial statements to include EOIR from this date (see Note 3). Markland acquired EOIR on June 29, 2004.

EOIR offers: (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the result that may be expected for the year ending June 30, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on October 12, 2005 (see Note 3 regarding (a) the use of push down accounting and the lack of comparability to prior periods as a result and (b) the restatement of prior periods for the transaction between entities under common control).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market mutual funds as of March 31, 2006.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2006.

Restricted Cash

Restricted cash represents a one-year certificate of deposit, originally maturing in February 2006 and extended until April 2007, collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at March 31, 2006. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Inventory and Work-in-Process

Inventories were stated at the lower of cost or market.  Cost was determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value. Work-in-process represents allowable costs incurred but not billed related to contracts.

In the quarter ended March 31, 2006, the Company transferred all inventory related to Genex’s commercial products to Markland, at its cost of $105,218, in connection with a license agreement with Markland (see Note 9).

Property and Equipment

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at March 31, 2006:

Software	$169,077
Computer equipment	643,944
Furniture and fixtures	330,930
Leasehold improvements	222,338
Vehicles	33,670
1,399,959
Less accumulated depreciation	(561,418)
$838,541

Depreciation expense for the nine months ended March 31, 2006 and 2005 was $265,738 and $2,935, respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations (see Note 3). Also included are certain costs of outside legal counsel related to obtaining new patents.

Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates primarily to 3D imaging, intelligent surveillance and 3D facial recognition technologies.  As of March 31, 2006, certain of these technologies have been licensed to Markland (see Note 9).

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

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at March 31, 2006, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

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

Operating Segments

The Company operates in two Operating Segments as defined in paragraph 10 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. These are (1) the business of EOIR which primarily consists of products and services in remote sensing technology and (2) the business of Genex which primarily consists of research and development, design and fabrication of 3D imaging and of intelligent surveillance products. Further, since both these operating segments have similar economic characteristics, as well as similar products and services, production processes, customers, distribution methods and regulatory environment, the Company concluded that they meet the aggregation criteria outlined in paragraph 17 of SFAS No. 131. Therefore, the Company aggregates the two operating segments into a single reportable segment in accordance with paragraph 16 of SFAS No. 131.

Revenue Recognition

Revenues from products are recognized when the following criteria are met: (1) there is persuasive evidence of an arrangement, such as contracts, purchase orders or written requests; (2) delivery has been completed and no significant obligations remain; (3) price to the customer is fixed or determinable; and (4) collection is probable. Revenues from services related to border security logistic support are recognized at the time these services are performed.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members because these teaming arrangements meet the criteria for gross revenue reporting as discussed in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. This policy on revenue recognition is also supported by paragraph 60 of the AICPA’s Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Revenues under teaming arrangements amounted to $3,597,800 and $978,487 for the nine months and three months ended March 31, 2006.

Shipping Costs

Delivery and shipping costs are included in cost of revenue in the accompanying consolidated statements of loss.

Research and Development

The Company charges unfunded research and development costs to expense as incurred. Funded research and development is part of the Company's revenue base and the associated costs are included in cost of revenues. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. The Company expenses as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses. For the period ended March 31, 2005, the Company expensed $2,095,000 of acquired in-process research and development related to the acquisition of Genex (see Note 3), as determined by management based on a number of factors including an independent purchase price allocation analysis.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company allocates current and deferred taxes as if it were a separate tax payer. Since its acquisition by Markland, the Company files consolidated income tax returns with Markland and, for financial statement purposes, computes its provision or benefit for income taxes based on the income and expenses reported in the Company’s statements of operations. The allocation is not subject to a tax sharing arrangement with Markland and it is based on the tax effect of the Company’s operations as if it had not been included in a consolidated return, based on the preacquisition book and tax basis of the Company’s assets and liabilities. Therefore, the impact of applying push down accounting (see Note 3) to the Company is not considered in determining the Company’s provision for income taxes. Amounts included in the Company’s statement of operations related to the impact of push down accounting, including the amortization of definite-lived intangible assets and stock-based compensation, have been considered permanent differences for purposes of the intercompany tax allocation.

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

For purposes of computing the weighted average number of common shares outstanding, the Company assumed that the 12,000,000 shares of common stock issued to Markland in conjunction with the acquisition of EOIR (see Note 3) were issued on February 14, 2005.

Loss per share for all prior periods have been retroactively restated to reflect a 1 for 211.18 reverse stock split effective at the close of business on July 19, 2005.

Impairment of Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill annually as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the nine months ended March 31, 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2006.

Stock-Based Compensation

At March 31, 2006, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretation including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net loss for the nine months ended March 31, 2006 and 2005. There was no effect for the three months ended March 31, 2006.

	Three Months
	Ended	Nine months ended
	March 31,	March 31,
	2005	2006	2005
Net loss as reported	$(4,631,927)	$(3,320,261)	$(4,738,648)
Add: stock-based employee compensation under intrinsic value method included in net loss	62,155	96,339	62,155
Deduct: stock-based employee compensation under fair value method	(217,894)	(118,232)	(118,232)
Pro forma net loss to applicable to common stockholders	$(4,787,666)	$(3,342,154)	$(4,794,725)
Basic and diluted loss per share - as reported	$(1.94)	$(0.22)	$(0.68)
Basic and diluted loss per share - pro forma	$(2.00)	$(0.22)	$(0.69)

There were no options issued in the three and nine months ended March 31, 2006.

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

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of stock to employees have always been recorded at fair value as required under existing accounting standards. The Company does not expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma financial information above.

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

Purchase of Genex Technologies, Inc. and Restatement

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

A summary of the allocation, as determined by management in consideration of a number of factors including an independent valuation, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

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

As a result of the transaction being structured as a stock acquisition, Technest does not expect any goodwill or other identifiable intangible assets resulting from the transaction to be deductible for income tax reporting purposes. Consequently, no deferred tax assets were recorded in connection with the merger.

In connection with the Genex acquisition, Technest also raised gross proceeds of $5,000,000 through a private placement of units consisting of 1,149,425 shares of Series B Convertible Preferred Stock, 1,149,425 shares of Series C Convertible Preferred Stock and warrants to purchase 1,149,425 shares of Technest’s common stock (see Note 6).

At March 31, 2005, the Company had not finalized the purchase price allocation for the acquisition of Genex. Therefore, the 10-QSB filed as of and for the periods ended March 31, 2005 did not reflect the final purchase price allocation, including the $2,095,000 of in-process research and development. Therefore, for comparative purposes, the financial statements for the three and nine months ended March 31, 2005 have been restated to reflect the impact of the Company’s final purchase price allocation for the acquisition of Genex (see Impact of Restatement below).

Acquisition of EOIR and Restatement

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

Impact of Restatements

The impact of the restatement for the final Genex purchase price allocation and to include EOIR from February 14, 2005 on the financial statements for the three months ended March 31, 2005 is as follows:

	Three months ended March 31, 2005
	As originally stated	Impact of restatement
Loss from operations	$(2,744)	$(2,454,325)

Net loss applicable to common stockholders	$(2,177,602)	$(2,454,325)

Net loss applicable to common stockholders per common share	$(1.95)	$0.01

The impact of the restatement on the nine months ended March 31, 2005 has not been presented as Technest has not previously presented the nine months then ended since, prior to June 30, 2005, Technest’s fiscal year end was December 31.

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

Pro Forma Information

Unaudited pro forma financial information for the nine months ended March 31, 2005, had the acquisition of Genex and EOIR been completed as of July 1, 2004, the beginning of the period presented, is as follows:

Condensed Pro Forma Statement of Net Loss
Nine Months Ended March 31, 2005

Revenues	$47,899,312
Operating loss	$(2,770,717)

Net loss attributable to common shareholders	$(5,958,210)
Net loss per common share	$(0.42)

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at March 31, 2006:

	Amount	Useful life (years)
Patents - Genex - commercialized technology	$440,000	5
Patents - Genex - other	161,111	15
Customer relationships and contracts - Genex	1,130,000	5
Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,944	10
Accumulated amortization	(3,039,014)
Net definite-lived intangible asset	$11,999,041

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals in accordance with EITF 02-17.

Amortization expense was $1,339,634 and $-0- for the nine months ended March 31, 2006 and 2005, respectively.

5.  LONG-TERM DEBT

Notes Payable - EOIR Acquisition

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with the acquisition of EOIR's common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes was $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. During the nine months ended March 31, 2006, $220,195 was amortized to interest expense. The face value of the note and the unamortized discount at March 31, 2006 was $8,800,000 and $954,171, respectively.

Other Long-Term Bank Debt

EOIR's other long-term bank debt consists of the following as of March 31, 2006:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $2,075 including interest at LIBOR plus 2.75% (7.75% at March 31, 2006)	$37,352

First Market Bank, dated July, 2002 with monthly payments of $1,640 plus interest at LIBOR plus 2.75%, (7.75% at March 31, 2006)	24,678
$62,030

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

During the nine months ended March 31, 2006, 59.694 shares of Series A Preferred Stock were converted into 282,669 shares of the Company’s common stock.

At March 31, 2006, there were 64.631 shares of Series A Preferred Stock issued and outstanding.

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

The Series B Preferred Stock was convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares issuable upon conversion of each share of Series B preferred stock was equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock had a liquidation preference of $2.175 per share, could only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, did not accrue dividends and were not redeemable. Upon conversion, the Series B Preferred Stock would be cancelled and not reissuable. The Series B Preferred Stock ranked pari passu with the Company's Series A and C Preferred Stock.

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

Technest agreed to issue additional shares of its common stock to the Investors if the combined market prices of Markland and Technest’s common stock do not equal or exceed $6.525 at the end of one year from the purchase date and assuming such Investors are still holding all the securities comprising the units. Effective October 25, 2005, there no longer any units outstanding and the Company was not obligated to issue any additional common stock.

In the nine months ended March 31, 2006, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 2,250 shares of Markland Series D Preferred Stock for 517,243 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred shares held by Markland were cancelled.

In the nine months ended March 31, 2006, 517,247 shares of shares of Technest Series C preferred stock were converted to 517,240 shares of common stock.

On March 31, 2006, the Company had -0- shares of Series B Preferred Stock and 632,178 shares of Series C Preferred Stock issued and outstanding.

In the nine months ended March 31, 2006, the Company incurred liquidated damages of $1,725,000 which was charged to interest expense related to the Company's failure to file a registration statement and settled by the issuance of 284,265 shares of Technest common stock.

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

During the nine months ended March 31, 2006, the company issued the following amounts of common stock:
-	282,669 shares on conversion of Series A Preferred Stock
-	517,240 shares on conversion of Series C Preferred Stock
-	354,921 shares in connection with the net share exercise of warrants
-	284,265 shares with a fair value of $1,500,000 in connection with liquidated damages, included in non-cash interest expense.

In the nine months ended March 31, 2005, Technest issued 21,308 shares of common stock to certain non-employees for consulting services. The Company valued these services at fair value, based on the quoted market price of the stock issued on the date of issuance which was determined to be more reliably measurable than the fair value of the services, and recorded consulting expense of $90,000.

On January 19, 2006, the Board of Directors of Technest adopted a resolution preventing the Company from designating, authorizing or issuing any series of preferred stock, or any other security, instrument or contract, convertible or exercisable, either directly or indirectly into shares of common stock, unless the maximum number of shares of common stock potentially issuable upon such conversion can be determined at the time of designation, authorization, or issuance.

Reverse stock split

On June 2, 2005, the Board of Directors and the holder of a majority of our outstanding shares of common stock approved a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”). The Reverse Stock Split was effective as of the close of business on July 19, 2005.  The Reverse Stock Split did not reduce our authorized shares of common stock, which remains at 495,000,000 shares. All share and per share information has been retroactively restated to reflect the Reverse Stock Split.

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

No options were granted pursuant to the Plan during the nine months ended March 31, 2006 and 2005.

Summary information with respect to stock options and warrants granted is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2005	894,660	$8.12
Exercised	(517,236)	$6.50
Expired	(3,138)	$3,259.17

Balance, March 31, 2006	374,286	$6.50

The following table summarizes the Company's warrants outstanding at December 31, 2005:

Options and warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 6.50	374,286	02/14/2010
Weighted average remaining life			4.00 years

As of March 31, 2006 all warrants are exercisable.

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

Stock Award Plan

On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries. The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.

Technest has broad discretion in making grants under the Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award. Pursuant to the Stockholder Agreement with Markland (see Note 8), (i) awards relating to no more than 500,000 shares may be granted in calendar year 2006 (the “2006 Awards”), (ii) the 2006 Awards shall vest no earlier than twelve (12) months following the date of grant of such awards, and (iii) awards granted on or after January 1, 2007 shall vest no more frequently than in four equal quarterly installments.

8.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") in the future, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	632,178
Warrants	374,286
Total as of March 31, 2006	1,312,492

9.  COMMITMENTS AND CONTINGENCIES

Facility Rental

The Company leases approximately 2,000 square feet for its executive office in Boston, Massachusetts under a 4 year non-cancelable lease starting January 2006.  The lease requires the Company to reimburse the landlord for its proportionate share of the landlord’s operating expenses, property taxes and condominium fees and charges in addition to the monthly lease amount of approximately $4,500.

EOIR holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Genex currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263. Genex moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

Rent expense for the nine months ended March 31, 2006 was $508,508.

Letter of Credit

Technest has issued a letter of credit in the amount of $250,000 in favor of a bank in conjunction with its corporate credit cards.

Government Contracts - Genex

The Company's billings and revenue on time and material contracts are based on provisional fringe, general & administrative and overhead rates which are subject to audit by the contracting government agency.  During an audit conducted in November 2004 covering the fiscal year 2002 (prior to EOIR’s acquisition by Technest), the Defense Contract Audit Agency (“DCAA”) discovered significant deficiencies in Genex’s accounting system that resulted in misclassified and unallowable costs. Their examination disclosed eight significant deficiencies in Genex’s accounting system that resulted in misclassified costs. They were:

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

The Company accrued $68,017 for 2002 overpayments and extended the analysis of misclassified and unallowed costs to June 30, 2005. The Company determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at March 31, 2006.

The Company's billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.

Employment Agreements with Joseph P. Mackin and Gino M. Pereira

On March 13, 2006, Technest entered into employment agreements with its President and Chief Executive Officer, Dr. Joseph Mackin, and its Chief Financial Officer, Gino M. Pereira. The employment agreements provide for:

•	a term of five years beginning on March 13, 2006;

•
a base salary of $350,000 per year; in Mr. Pereira’s case, his base salary is subject to pro rata adjustment based on the time he spends working on Technest. Mr. Pereira is required to devote not less than sixty percent of his working time to Technest;

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement;

•	$5,000 per month for auto expense, business office expense and other personal expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services;

•	eligibility to receive a bonus if Technest achieves revenue and profit milestones set by the board of directors; and

•
eligibility to receive equity awards as determined by the board of directors or a committee of the board of directors composed in compliance with the corporate governance standards of any applicable listing exchange, with an initial award of 120,000 shares for Dr. Mackin and 72,000 shares for Mr. Pereira, which shall be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and shall vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007. At March 31, 2006, no shares had been issued to either Dr. Mackin or Mr. Pereira.

Both Dr. Mackin and Mr. Pereira will be eligible to receive a bonus of up to 300% of his annual base salary. If Technest meets the goals of the board of directors in annual gross profit, the executive shall be entitled to a bonus equal to fifty percent of his annual salary.  In the event that Technest exceeds the goals of the board of directors in annual gross profit, the executive shall be entitled to an additional amount equal to five percent of the gross profit in excess of the goals of the board of directors up to the maximum allowable cash bonus.

The employment agreements provide that in the event that the executive's engagement with Technest is terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by the executive for "Good Reason" (as that term is defined in Section 8(c) of the agreement), Technest will continue to pay the executive’s cash salary and provide health insurance through the expiration of his agreement, and in Dr. Mackin’s case, Technest will cause its wholly owned subsidiary, EOIR Technologies, Inc., to prepay the outstanding principal on the promissory note issued to Dr. Mackin in connection with the acquisition of EOIR by Markland on June 30, 2004. Currently, the outstanding principal amount on Dr. Mackin’s note is $635,417. In the event that the executive’s employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or health insurance or acceleration of debt payment.

Stockholder Agreement with Markland Technologies, Inc.

On March 13, 2006, Technest entered into a stockholder agreement (the “Stockholder Agreement”) with Markland in order to clarify and define terms relating to (i) the issuance of Technest’s securities, (ii) Technest’s corporate governance, (iii) the listing of Technest’s securities on The NASDAQ Capital Market, (iv) registration of shares of Technest’s common stock currently held by the Stockholder, (v) intellectual property rights and (v) the provision by the Stockholder of certain corporate services to Technest.

Pursuant to the terms of the Stockholder Agreement, Technest is required to:

•
refrain from issuing any shares of our common stock or securities convertible into our common stock without the consent of Markland for a period of twenty-six months, other than 1,000,000 shares to be issued under our 2006 Stock Award Plan and certain permissible offerings;

•	Maintain a board of directors consisting of five directors, not less than three of whom shall be “independent” directors as defined by the National Association of Securities Dealers;
•	Comply with the corporate governance requirement set forth in the National Association of Securities Dealers’ Marketplace Rules;
•	Submit an application for inclusion on The NASDAQ Capital Market and take all such actions as may be necessary to cause the application to be accepted; and
•	Make twelve monthly payments, beginning in April 2006, in the amount of $83,333 to Markland for certain services and other considerations.

Technest also granted Markland certain registration rights pursuant to which Technest is obligated to use its best efforts to register all or a portion of those shares of its common stock held by Markland, or any parties to whom Markland may transfer those shares, with the Securities and Exchange Commission for public resale. Such registrations are to be carried out from time to time, at our expense, upon the written request of Markland, with certain limitations. There are no liquidated damages provisions associated with these registration rights.

Pursuant to the terms of the Stockholder Agreement, Markland has agreed:

•
For a period of twelve months from the date of the agreement, not to vote the shares held by it to increase the size of Technest’s board of directors or to remove any of the directors currently in office;

•
To consent to Technest’s participation in up to two offerings of common stock in the next twelve months, provided that we do not offer shares of common stock in such an offering at a price of less than $5.85, and that Markland, and its assigns, be permitted to participate as a selling shareholder in any such offering.

License Agreement with Markland Technologies, Inc.

On March 13, 2006, Technest entered into a license agreement with Markland (the “License Agreement”). Pursuant to the License Agreement, Technest granted Markland an exclusive, world-wide license to make, use and sell products and services based on its intellectual property, to parties other than federal, state or local government agencies involved in intelligence, military, law enforcement or homeland defense functions. The license granted by the License Agreement shall be in effect until all of its current patents or patent applications have expired or until such time as the License Agreement is terminated pursuant to its terms.

Pursuant to the terms of the License Agreement, Markland is required to pay us a royalty of twenty-five percent of the net gross profits, as defined in the License Agreement, they realize on any sale of any product or service utilizing the licensed intellectual property.

Additionally, if at the end of three years from the date of execution of the License Agreement, Markland has not realized enough net gross profits to generate an aggregate $300,000 of royalties, or $150,000 in royalties on an annual basis thereafter, the license shall become non-exclusive.

As a condition of the License Agreement, we are required to take all steps reasonably necessary to maintain our current patents and prosecute our current patent applications.

The License Agreement provides that Markland may cancel the agreement at any time upon 180 days notice. Technest may cancel the License Agreement if Markland fails to make a required royalty payment and does not cure such failure within thirty days of receiving notice of the failure or Markland violates the licensing terms of the License Agreement.

In conjunction with the License Agreement, Technest transferred inventory with a cost of $105,218 from Genex to Markland related to Genex’s commercial products.

10.  INCOME TAXES

There was no provision for federal or state income taxes for the three and nine months ended March 31, 2006 and 2005, due to the Company's operating losses and a full valuation reserve on deferred tax assets.

Since its acquisition by Markland, the Company files consolidated income tax returns with Markland and, for financial statement purposes, compute its provision or benefit for income taxes based on the income and expenses reporting in the Company’s statements of operations. The allocation is not subject to a tax sharing arrangement with Markland and it is based on the tax effect of the Company’s operations as if it had not been included in a consolidated return, based on the pre-acquisition book and tax basis of the Company’s assets and liabilities.

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

At March 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $10,000,000, which will expire in various amounts through 2023.

11.  RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners, Inc. and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2005 are either shareholders, officers and/or directors of Markland. ipPartners, Inc. is a corporation wholly owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman and former Technest director. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey (a then director of Markland), neither of whom has an interest in the transaction.

During the nine months ended March 31, 2006, Technest accrued an expense to Markland $750,000 for administrative support services, engineering services and services rendered by executive officers of Markland who, until March 13, 2006, also functioned as executive officers of Technest. During the nine months ended March 31, 2006, EOIR paid Markland $1,800,000 in cash for amounts accrued at June 30, 2005 and subsequently.

The net amount due to Markland is $378,095 at March 31, 2006. These charges are related to cash advances, shared expenses and transfer of inventory between Markland and Technest.

As of March 31, 2006, the Company is obligated under certain executive employment contracts and has agreed to pay Markland a total of $1,000,000 of cash over the next year (see Note 9).

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

Contributions and other costs of these plans in the nine months ended March 31, 2006 were $613,929.

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

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. On November 23, 2005 the Company was informed that the trial date of this matter, which had been scheduled to begin on January 4, 2006, had been postponed. As of May 17, 2006, the Company has not been informed of a new date for the beginning of the trial.

Joseph R. Moulton

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, Technest’s subsidiary EOIR, and our Chief Executive Officer and Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

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

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court. On April 10, 2006, a Second Amended Bill of Complaint seeking to join Technest as a defendant has been filed with the Court but no date has been requested for a hearing to determine if such an amendment would be allowed.

Greg & Mary Williams

Markland and Technest’s subsidiary EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williamses filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williamses in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williamses, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability. On November 4, 2005, the Court heard the demurrer filed by EOIR Technologies, Inc. and Markland Technologies, Inc. and denied it. On April 6, 2006, a hearing was held in the Circuit Court for the City of Fredericksburg, Virginia on the William’s motion for summary judgment on certain claims brought by Mr. and Mrs. Williams relating to their severance payment. On May 4, 2006, the Court granted the Williams’ motion for summary judgment. The case is set for trial on November 14, 15 and 16, 2006.

14. SUBSEQUENT EVENTS

Since March 31, 2006, we have issued 78,264 shares of common stock valued at approximately $357,363 in satisfaction of liquidated damages arising under our Registration Rights Agreement dated February 14, 2005, as amended on October 3, 2005 and February 27, 2006.

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

We have undergone material changes to our business and our financial structure during the period covered by the financial statements included in this quarterly report on Form 10-QSB. Our business, as it exists today, consists primarily of providing advanced engineering and research and development services in the areas of intelligent surveillance, chemical and explosives detection, advanced technologies research and development and remote sensor systems and technologies. Our sources of operating revenue are from our wholly-owned subsidiaries, EOIR and Genex.

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

Products in Development

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

•
ACADA M22 Simulator - Training system that is a replica of the actual M22 system and performs in the exact same way when simulated. Through a networked PDA that allows instructors to control random scenarios, permits remote control over multiple simulator units. The ACADA M22 Simulator reproduces all light sequence behaviors of the M22 system and uses actual unit’s alarm when agents are detected.

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

The intellectual property relating to R & D funded by our customers remain with our customers. Technest may in certain circumstances require the approval of our customers to sell these products to other agencies.

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

RESULTS OF OPERATIONS

The push down basis of accounting has been applied to the February 14, 2005 acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition. The purchase method of accounting was used by Technest Holdings, Inc. to record the assets acquired and liabilities assumed of Genex Technologies, Inc. on February 14, 2005.  Accordingly, the financial statements of Technest Holdings, Inc. as of and for periods ended subsequent to the acquisition are not comparable in all material respects to the financial statements of Technest Holdings, Inc. as of and for periods ended prior to the acquisition.

Since the acquisition of EOIR was a transaction between entities under common control, Technest recorded the net assets of EOIR at their carrying value on the date Technest because part of Markland’s control group, which occurred on February 14, 2005. Additionally, Technest has included EOIR in its financial statements as though the transfer of EOIR occurred on that date.

As a result of these transactions, the results of operations for the three months and nine months ended March 31, 2005 are not comparable to the same periods in 2006.

Revenues

Technest had $55,141,077 in revenue during the nine months ended March 31, 2006 compared with $7,448,800 for the same period in 2005. The prior period is not comparable as Technest acquired Genex and EOIR effectively on February 14, 2005. Technest had $17,855,160 in revenue during the three months ended March 31, 2006 compared with $7,448,800 for the comparable quarter in 2005.

Revenues from EOIR’s omnibus contract were $47,011,517 and $15,478,325 for the nine and three months ended March 31, 2006, respectively.

The increase in revenue was due to the acquisitions of EOIR and Genex, effectively February 14, 2005.

Gross profit

The gross profit for the nine months ended March 31, 2006 was $10,295,877, or 19% of revenue. The gross profit for the nine months and three months ended March 31, 2005 was $1,569,329 or 21% of revenue, reflecting the Genex and EOIR acquisitions from February 14, 2005. The gross profit for the three months ended March 31, 2006 was $3,237,084 or 18% of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2006 was $9,897,578 and consisted primarily of payroll. The same period in 2005 is not comparable but resulted in expenses of $1,673,405. Selling, general and administrative expenses for the three months ended March 31, 2006 and 2005 were $3,586,344 and $1,574,374 respectively. Included in selling, general and administrative expenses, the amortization of compensatory element of stock issuances for the nine months ended March 31, 2006 was $96,339. This represents the amortization of stock-based compensation related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Stock-based compensation for the nine months ending March 31, 2005 amounted to $152,155. Also included in selling, general and administrative expenses are management fees accrued to Markland. These amounted to $750,000 and $250,000 for the nine and three months ended March 31, 2006, respectively. Management fees to Markland accrued in the three and nine months ended March 31, 2005 were $187,500. These management fees are expected to terminate by March 31, 2007 as Technest develops its own internal resources.

Research and development

Research and development expenses for the nine months and three months ended March 31, 2006 were $138,448 and $-0-, respectively. These expenditures consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues. Research and development expenses for the nine months and three months ended March 31, 2005 were $2,095,000. This charge was attributable to non-cash in process research and development written off on the acquisition of Genex. This amount was determined by management in consideration of a number of factors, including an independent purchase price allocation for Genex obtained as of the acquisition date and related to research and development projects in-process as of the acquisition date which have not reached technological feasibility and for which no alternative use exists. The projects in process were in the areas of intelligent surveillance, three-dimensional imaging, and medical imaging.

Amortization of intangible assets

Amortization of intangible assets for the nine and three months ended March 31, 2006 were $1,339,634 and $446,512, respectively. Amortization expense increased in 2006 because of the amortization of definite-lived intangible assets acquired in conjunction with Genex and EOIR effectively in February 2005. Amortization of intangible assets for the nine and three months ended March 31, 2005 was $163,264.

Operating loss

The operating loss for the nine and three months ended March 31, 2006 were $1,079,783 and $795,772, respectively. The operating loss for the nine and three months ended March 31, 2005 were $2,362,340 and $2,263,309, respectively.

Interest expense and other income

Interest expense for the nine months and three months ended March 31, 2006 were $2,359,289 and $763,469, respectively.

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. Non-cash interest expense related to the amortization of this discount was $220,195 and $73,398 in the nine and three months ended March 31, 2006, respectively. These notes bear interest at the rate of six (6%) percent per annum and must be repaid within the next four years.

In the nine and three months ended March 31, 2006, Technest charged to interest expense $1,600,000 and $545,000, respectively, (including $1,500,000 and $350,000, respectively, paid in common stock) related to liquidated damages paid for failure to have an effective registration statement.

Interest expense for the nine months and three months ended March 31, 2005 were $212,794 and $205,104, respectively, including non-cash interest expense related to the amortization of the EOIR notes discount of $36,698.

Other income for the nine and three months ended March 31, 2006 were $118,811 and $35,633, respectively, and represents interest received on cash balances. Other income for the nine and three months ended March 31, 2005 was $11,344.

Net loss

The net loss for the nine months and three months ended March 31, 2006 was $3,320,261 and $1,523,608. The net loss for the nine and three months ended March 31, 2005 was $4,738,648 and $4,631,927, which include the non-cash deemed dividends related to the beneficial conversion features of $124,858 for Series A convertible preferred stock and $2,050,000 for Series C convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2006, Technest had a negative working capital balance of $3,272,038. Technest’s current liabilities include $378,095 due to Markland, Technest’s parent company. Net cash used in operating activities was $3,038,654 for the nine months ended March 31, 2006. Non-cash expenses included in the net loss totaled $3,436,623 while changes in the components of working capital used cash of $3,155,016. Most of the change in working capital was related to a reduction of amounts due to related parties and trade payables by $4,090,807.

Cash Used in Investing Activities

In the nine months ended March 31, 2006, Technest used cash of $286,178 for the acquisition of property and equipment and received cash of $29,956 upon the sale of certain equipment.

Cash Used in Financing Activities

In the nine months ended March 31, 2006, $656,157 was used for loan repayments.

Sources of Liquidity

During the nine months ended March 31, 2006, we satisfied our cash requirements primarily through operating cash flows and our cash reserves. Management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. Technest has warrants outstanding for the purchase of 374,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of March 31, 2006 include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

As of March 31, 2006, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

RESEARCH AND DEVELOPMENT

We charge research and development costs to expense as incurred. Funded research and development is part of our revenue base and the associated costs are included in cost of revenues. We capitalize costs related to acquired technologies that have achieved technological feasibility and have alternative uses. We expense as research and development costs the technologies we acquire if they are in process at the date of acquisition or have no alternative uses.

No new technologies were acquired during the nine months ended March 31, 2006 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto. During the nine months ended March 31, 2005 we had, however, acquired in-process technology as a part of our acquisition of Genex. These technologies had neither achieved technological feasibility nor had alternative uses and as such the research and development costs of $2,095,000 were expensed in the nine months ended March 31, 2005.

The amount recorded as expense for in-process research and development (IPR&D) was arrived at by management after considering a number of factors, including an independent purchase price allocation analysis by a leading valuation and financial advisory firm serving the business, legal and financial communities throughout New England. For this purpose, the various research and development projects were identified and the Income, Expenses and the resulting Net Income from the identified projects was projected for five fiscal years from 2006 to 2010. Given the nature of the technology embodied in the IPR&D and the potential for technological obsolescence, a projection period of five years was deemed appropriate. Charges for use of contributory assets, including working capital, fixed assets and assembled workforce, were applied as a reduction to net income. The resultant economic income was discounted at 24% to arrive at the cumulative present value.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2006 and 2005.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the nine months ended March 31, 2006 less than 2% of Technest’s revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Technest participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Technest has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Technest as the prime contractor whom accepts risks for these customer funded tasks includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members. Revenues under teaming arrangements amounted to $3,597,800 and $978,487 for the nine months and three months ended March 31, 2006.

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

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below and elsewhere in this report before you decide to buy our common stock. If any of the following risks, or other risks not presently know to us or that we currently believe are not material, develop into an actual event, then our business, financial condition and results of operations could be adversely affected. In that case, the value of the securities could fall and you may lose all or part of the money you paid to buy the securities. In addition, our future operating results could differ materially from the results described in this report due to the risks and uncertainties related to our business, including those discussed below.

Risks Related To Our Business, Results Of Operations And Financial Condition

We have a limited operating history. As a result, it may be difficult to evaluate our prospects for profitable operations and our ability to produce a positive return on Genex or EOIR.

Technest has a limited operating history on which a potential investor may base an evaluation of us, our prospects and our ability to operate Genex or EOIR profitably.  If Technest is unable to sustain profitable operations, investors may lose their entire investment in Technest.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. As of March 31, 2006, our accumulated deficit was $8,598,464. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

If we cannot obtain additional capital required to fund our operations and finance the growth our business, operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital, and our business plan is to acquire additional revenue-producing assets. We reported net losses applicable to our common stockholders of $3,320,261 for the nine months ended March 31, 2006. Although we believe that we have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to obtain additional funds, if needed, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

We will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Although we have been successful in the past in obtaining financing for working capital and acquisitions, there can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on acceptable terms.

We have grown quickly; if we cannot effectively manage our growth, our business may suffer.

We have rapidly and significantly expanded our operations through the acquisitions of EOIR in August 2005 and Genex in February 2005.  This growth has placed, and is expected to continue to place, a strain on our personnel, management, financial and other resources.  Some of our officers have no prior senior management experience at public companies.  Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations.  To manage our growth effectively, we must, among other things:

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

Future acquisitions of other companies, if any, may disrupt our business and result in additional expenses, which could harm our business.

We have made significant acquisitions in the past, and we plan to continue to review potential acquisition candidates, and our business plan includes building our business through strategic acquisitions. However, acceptable acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us.

Acquisitions involve numerous risks including among others, difficulties and expenses incurred in the consummation of acquisitions and the assimilation of the operations, personnel, and services and products of the acquired companies. Additional risks associated with acquisitions include the difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If we do not successfully integrate the businesses we may acquire in the future, our business will suffer.

If we fail to realize some or all of the anticipated benefits from our acquisitions of EOIR and Genex, our business will suffer.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, lower than expected order rates from customers of EOIR and Genex, unanticipated costs, deterioration in the U.S. economy and other factors. There can be no assurance that we will receive new orders under EOIR’s existing contract with the United States Army Night Vision and Electronic Sensors Directorate.

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

We currently derive substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $23.9 million in revenues for the six months ended June 30, 2005 or 85% of our total consolidated revenues during that period. For the year ended December 31, 2004, we recognized $52.8 million in revenues under this contract and we expect this contract to account for a substantial portion of our revenues going forward.

The loss of this customer due to cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses may occur or be increased if there are material gaps or delays in orders from one of our largest customers that are not replaced by other orders or other sources of income.

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

 Our Government contracts contain numerous provisions that are unfavorable to us.

Government contracts, including ours, contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the Government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by us;

•	suspend or debar us from doing business with the Government or with a Government agency, impose fines and penalties and subject us to criminal prosecution; and

•	control or prohibit the export of our data and technology.

If the Government terminates any of our contracts for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the Government terminates any of our contracts for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the Government in procuring undelivered items and services from another source. Depending on the value of the particular contract, that type of termination could cause our actual results to differ materially from those anticipated. Our Government contracts also contain organizational conflict of interest clauses that limit our ability to compete for certain related follow-on contracts. For example, when we work on the design of a particular system, we may be precluded from competing for the contract to install that system. As we grow our business, we expect to experience organizational conflicts of interest more frequently. Depending upon the value of the matters affected by an organizational conflict of interest issue that precludes our participation in a program or contract could cause our actual results to differ materially from those anticipated.

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

If we are unable to win particular contracts, we may be unable to provide clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive re-bidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially from those anticipated.

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

As of May 17, 2006, Markland controlled approximately 85% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.

This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of Technest will be unable to affect the outcome of stockholder voting as long as Markland or any other party retains a controlling interest. Further, pursuant to the Stockholder Agreement entered into between Markland and Technest on March 13, 2006, Markland agreed for a period of twelve months from the date of the agreement, not to vote the shares held by it to increase the size of our board of directors or to remove any of the directors currently in office.

Gino Pereira serves as a director and Chief Financial Officer of Technest and Markland. Conflicts of interest could arise as a result of these overlapping positions.

        While Mr. Pereira’s employment agreement provides that he shall spend no less than 60% of his time working for Technest, there can be no assurance competing demands on Mr. Pereira at a given time will not result in an allocation of time and resources unfavorable to us. Neither our organizational documents nor our policies specify a minimum standard of time and attention that our officers and directors are required to devote to us, and there can be no assurance that conflicts of interest will not arise.

Risks Related To Capital Structure

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005, as amended, in connection with our acquisition of Genex, Technest was obligated to file one or more registration statements with the Securities and Exchange Commission covering the shares that are being registered pursuant to a registration statement, which has not yet been declared effective by the Securities and Exchange Commission. In addition, we are obligated to registered shares held by Markland or any of its transferees. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2003 to May 17, 2006, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Risks Relating to New Corporate Governance Standards

We expect our administrative costs and expenses resulting from new regulations to increase, adversely affecting our financial condition and results of operations.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, the NASDAQ Capital Market requirements and SEC rules adopted there under. These regulations when we become subject to them will increase our legal and financial compliance and make some activities more difficult, time-consuming and costly.

New corporate governance requirements have made it more difficult to attract qualified directors. As a result, our business may be harmed and the price of our stock may be adversely affected.

New corporate governance requirements have increased the role and responsibilities of directors and executive officers of public companies. These new requirements have made it more expensive for us to maintain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to maintain coverage. As a result, although we recently elected three directors that satisfy the “independence” standards of NASDAQ, it may be more difficult for us to attract and retain other qualified individuals to serve as members of our board of directors.

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

Changes in Internal Control Over Financial Reporting.

Our internal control over financial reporting during the nine months ended March 31, 2006 has materially changed with the acquisition of Technest by Markland and the acquisition of Genex and EOIR by Technest. We have integrated the accounting and controls for these companies into our group accounting function at EOIR in Virginia. The larger scale of this operation allows for more timely recording of transactions and greater separation of duties than would otherwise be possible. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

In September 2002, Technest was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and we answered the motion in November 2002. On January 3, 2005, the court denied the motion for summary judgment. On November 23, 2005, Technest was notified that the trial of this matter, which was scheduled to begin on January 4, 2006, was postponed by the trial judge. As of May 17, 2006, Technest has not been notified of a new trial date.

EOIR Technologies, Inc.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, Technest’s subsidiary EOIR, and our former Chief Executive Officer and former Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

Mr. Moulton is seeking damages allegedly suffered by his loss of employment, extreme emotional distress, and costs incurred to enforce his contractual rights. In addition, he is seeking some other equitable relief including, the appointment of a receiver to oversee the management of EOIR until these promissory notes issued to former EOIR shareholders at the closing of the acquisition are paid in full and a declaratory judgment that Markland and EOIR's actions constitute an event of default under these promissory notes allowing for the acceleration of all amounts due there under. As Mr. Moulton is suing in his personal capacity rather than as a representative of the former EOIR shareholders, he is asking the court to accelerate the payment of the outstanding principal amount of his note, which as of May 17, 2006, was $5,300,000. Markland is a guarantor of these notes.

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

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court. On April 10, 2006, a Second Amended Bill of Complaint seeking to join Technest as a defendant has been filed with the Court but no date has been requested for a hearing to determine if such an amendment would be allowed.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, seeking damages in the amount of $3,000,000 regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Williams’, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability. On November 4, 2005, the Court heard the demurrer filed by EOIR Technologies, Inc. and Markland Technologies, Inc. and denied it. On April 6, 2006, a hearing was held in the Circuit Court for the City of Fredericksburg, Virginia on the William’s motion for summary judgment on certain claims brought by Mr. and Mrs. Williams relating to their severance payment. On May 4, 2006, the court granted the Williams’ motion for summary judgment. The case is set for trial on November 14, 15 and 16, 2006.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.		8-K	March 2, 2006	4.2
10.1	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.1
10.2	License Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.2
10.3	Employment Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.3
10.4	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.4
10.5	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.		8-K	March 16, 2006	10.5
10.6	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.		8-K	March 16, 2006	10.6
10.7	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.7
10.8	Technest Holdings, Inc. 2006 Stock Award Plan.		8-K	March 16, 2006	10.8
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: May 22, 2006	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.		8-K	March 2, 2006	4.2
10.1	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.1
10.2	License Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.2
10.3	Employment Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.3
10.4	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.4
10.5	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.		8-K	March 16, 2006	10.5
10.6	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.		8-K	March 16, 2006	10.6
10.7	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.		8-K	March 16, 2006	10.7
10.8	Technest Holdings, Inc. 2006 Stock Award Plan.		8-K	March 16, 2006	10.8
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X