Form 10KSB
period 2006-06-30
TECHNEST HOLDINGS INC
filed 2006-10-13
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-27023

Technest Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

 One McKinley Square, Fifth Floor, Boston, MA
(Address of principal executive offices)

276 Washington Street, No. 367, Boston, MA 02108
(Mailing Address)
88-0357272 (I.R.S. Employer Identification No.) 02109 (Zip Code)

Issuer’s Telephone Number: (617) 722-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title or Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s revenues for the year ended June 30, 2006 were $81,092,049.

The number of shares outstanding of the issuer’s class of Common Stock, as of October 9, 2006 is 16,241,663, $.001 par value. Of this number, a total of 2,764,256 shares, having an aggregate market value of $5,528,512 based on the closing price of the issuer’s common stock of $2.00 on October 9, 2006 as quoted on the Electronic Over-the-Counter Bulletin Board (“OTCBB”), were held by non-affiliates* of the issuer.

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

16,241,663 shares as of October 9, 2006, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

TECHNEST HOLDINGS, INC.
FORM 10-KSB
TABLE OF CONTENTS
June 30, 2006

-i-

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

-ii-

PART I

Item 1. Description of Business

General

Technest Holdings, Inc. provides advanced technology, products, and services to the defense and homeland security marketplaces. We work closely with the U.S. military, major defense prime contractors, and government intelligence agencies to develop advanced electronic systems, devices, and equipment. We remain aligned with the needs of the U.S. Government and the U.S. Department of Defense by focusing on intelligence, surveillance, reconnaissance, communication and network systems, and systems integration. Through our operating subsidiaries, we have been serving the military and government sectors for over 25 years.

Company Organization

We operate in five principal technical areas: Advanced Sensor Systems, Imaging and Intelligence Solutions, Operational Management, Intelligent Surveillance, and Chemical and Explosive Detection.

Advanced Sensor Systems

Advanced Sensor Systems is engaged in design, research and development, systems integration, sustainment, support, and upgrade of advanced sensor systems for the U.S. military; this includes high performance targeting and surveillance sensors, driving enhancements, rifle sights, fusion and automatic target recognition, mine and minefield detection, mine neutralization, minefield breaching, sensor system performance modeling and analysis, virtual prototyping, simulation-based analyses, high-performance multi-color Focal Plane Arrays (FPA), multi-function lasers, distributed sensor networks, Long Wavelength Infrared (LWIR) and Short Wavelength Infrared (SWIR) arrays, unattended ground sensors, and rapid prototyping.

The majority of the work performed by Advanced Sensor Systems is carried out through an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. We retain non exclusive rights to sell the technologies that we develop under this contract. Our main products include Interchangeable Wide Area Search Surveillance System (IWAS3), Safety Evaluation Range Training System (SERTSTM), Universal Sensor Remoting Device (USRD), Pelco Camera Translators, WinProcTM, IProcTM, GPS GroundTruther, TTAASPTM, and EOIRTATM.

IWAS3 is a passive multi-spectrum mast-mounted surveillance system that delivers complete 360-degree long-range surveillance, reconnaissance, and protection. It is currently in design based on a request from the Army’s Night Vision and Electronic Sensors Directorate.

SERTS™ is an audio and video recording system that allows instructors to instruct, review, and qualify trainees. SERTS is a minimally intrusive, multi-platform compatible, audio/video monitoring system that brings range evaluators to the action inside a host of live fire exercise vehicles. It transmits live audio and video from the exercise vehicle directly to a range tower for exercise monitoring, recording, and post exercise review.

USRD is an embedded system that allows multiple sensors to be remotely controlled. USRD is designed to remotely control and retrieve data from multiple sensors and transfer data to a base station through wired and wireless communications.

Pelco Camera Translators is an embedded system that allows non-Pelco cameras to be integrated into Pelco networks; that is, it allows non-Pelco cameras to be controlled by a standard Pelco control network.

WinProc™ is a thermal imaging display and analysis software based tool designed for viewing and analyzing thermal images. It offers a range of features including Fourier analysis, high and low pass filters, thermal image calibration, image statistics, and advanced digital display algorithms.

IProc™ is an interferogram processing and analysis software based tool that permits analysis of interferograms from spectrometers. Designed for the analysis of remotely captured chemical emission spectral information, the analysis tool enables the recognition of targeted chemical signatures.

GPS GroundTruther is a software based tool that can be used to keep accurate positioning information for multiple vehicles during field tests.

TTAASP™ and EOIRTA™ are software based tools that assist in predictive modeling of thermal targets and are used to calculate detection probabilities of targets at arbitrary angles and ranges.

Imaging and Intelligence Solutions

Imaging and Intelligence Solutions is engaged in the design, research and development, integration, analysis, modeling, and training of classified solutions in support of the United States’ intelligence community and homeland security.

We provide support to the National Geospatial-Intelligence Agency (NGA) College, including program management support, curriculum development and instruction in Geospatial and Imaging Analysis, Advanced Geospatial Intelligence, and Measurements and Signal Intelligence. We develop core curriculum: platform, web- and computer-based training; and maintain the Soft Copy Keys Program. We develop specialized tools and algorithms for atmospheric computation and full-spectrum signal processing, promote imaging standards, evaluate new technology, assist users with Advanced Geospatial Intelligence technologies, and maintain spectral libraries used throughout the Intelligence Community. For the National Ground Intelligence Center, we provide systems modeling, intelligence analysis for military operations and disaster relief, and we develop and integrate remote triggering devices and monitoring stations used in field testing and air-and ground-based sensor analysis. We support maritime advanced geospatial imagery exploitation and counter drug operations, as well as all-source analysis for Army operational forces.

Operational Management

Operational Management is engaged in the program management, integration, training, logistics, analysis, and field support of numerous projects for the U.S. military.

We provide program management support for the Marine Corps Systems Command (MCSC), which includes providing logistical support of current projects and integration with legacy systems. We also are assisting in the development of the Electro-Optical Test Facility (EOTF) for the Program Manager Optics and Non-Lethal Systems (PM ONLS). This encompasses the full life-cycle of the test facility; as we will design the facility, oversee the procurement of equipment, develop standard operating procedures, and manage the thermal testing portion of the lab. We provide systems integration, board design, training, and field support for products, such as DoubleShot, which is currently actively deployed in Operation Iraqi Freedom (OIF) in support of the Marine Corps Warfighting Lab (MCWL). In addition, we represent the Marine Corps in the joint development of Joint Chemical Agent Detector (JCAD), Joint Service Light Standoff Chemical Agent Detector (JSLSCAD), Joint Service Light Nuclear, Biological, Chemical, Reconnaissance System (JSLNBCRS), as well as other engineering technology in support of the MCSC Chemical, Biological, Radiological, Nuclear Defense (CBRND) team. This support consists of testing emerging technology, providing logistical support and management of legacy systems. We also provide systems integration support for the Directed Energy Technology Office (DETO) at Naval Surface Warface Center Dahlgren Division (NSWCDD) integrating various sensors, such as Driver Viewer Enhancer and Blue Force Tracker, into a prototype directed energy system in support of OIF.

Intelligent Surveillance

Intelligent Surveillance is engaged in the design, research and development, integration, analysis, modeling, system networking, and support of advanced surveillance and three-dimensional imaging devices and systems.

We provide full life-cycle support, technology, and very specialized expertise in the areas of real-time embedded image processing, software and systems engineering, as well as three-dimensional facial recognition. We also develop re-configurable, multi-sensor systems with unique, nonstandard architectures. In addition, we develop sensors for detection of concealment of intent using thermal and three-dimensional imaging, devices for early detection of cancer using non-invasive and non-radiological diffuse optical tomography, and more effective and less risky radiation treatments for cancer by using three-dimensional imaging for patient re-positioning. Our major products include our OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, Omnivision, Small Tactical Ubiquitous Detection System (STUDS), and 3D SketchArtist.

OmniEye™ Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees.

SOS high speed image processing platform powers our Smart Suite™ algorithms, enhancing both new and existing sensor systems with capabilities including: reliable target detection, motion tracking, and object classification and recognition. Smart Suite™ algorithms are a portfolio of advanced video analysis and augmentation modules. The SOS is a powerful system that allows multiple cameras to be deployed easily in a distributed, scaleable network that provides autonomous surveillance.

OmniVision is a software platform for a wide range of security and surveillance camera products. Built as a modular system, OmniVision can operate as a standalone application or easily integrate into existing systems. The unique architecture of OmniVision puts next-generation capabilities within reach of traditional camera and digital video recorder systems. The system includes software application modules for many different end user needs.

STUDS are state-of-the-art, miniature, disposable, low-cost motion-tracking, positioning and imaging sensors that permit long-range surveillance at high resolution. The system also includes rapidly deployable wireless networking and GIS mapping for integration with legacy sensors, among other advantages.

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds.

Chemical and Explosive Detection

Chemical and Explosive Detection is engaged in the design, research and development, software and hardware engineering, integration, training, and networking of advanced Chemical/Biological and Improvised Explosive Devices (IED) detection sensors.

We provide technologies that reliably detect the presence of chemical, biological, and explosive devices or components from stand-off distances utilizing multi-spectral electro-optical sensing methods. We also provide Chemical/Biological and IED simulators and real-time training devices with product specific specifications. Our major products include our Shipboard Automatic Chemical Agent Detection and Alarm (ACADA), Automated, Adaptive Chemical Examination System (AACES), and M22 Simulator.

The Shipboard ACADA is a man-portable point detection system used to detect all classic nerve and blister agents as well as other chemical warfare agent vapors. The system is easily upgradeable for new agents. Designed for and patented by the U.S. Navy, it can operate in a shipboard environment and detect agents at low concentrations in real time. It also has visible and audible alarms.

AACES is a Fourier Transform Infrared (FTIR) spectrometer-based chemical detector that not only detects but also identifies chemicals at standoff ranges of several kilometers and can do so passively, at a distance safe from danger to the user. The system can also transmit data wirelessly to a PDA, allowing the user to be at even greater standoff ranges.

The M22 Simulator is a training system that is a replica of the actual M22 system and simulates the operation of the M22 ACADA when activated. Through a networked PDA that allows instructors to control random scenarios, the system permits remote control over multiple simulator units. The M22 Simulator reproduces all light sequence behaviors of the M22 system and uses a recording of the actual unit’s alarm when stimulants are detected.

Business Strategy

Moving forward it is our goal to continue to strengthen our position as a niche supplier of very advanced electronic devices and systems. The strategies that we have in place to achieve this goal are outlined below:

•	Leverage existing relationships with government agencies to help fund product development;

•	Utilize relationships with current industry partners to bring technology to market;

•	Develop and expand upon our existing technologies and services;

•	Offer more fully integrated services and products;

•	Continue to develop a robust intellectual property portfolio for licensing and partnership purposes; and

•	Seek strategic acquisitions.

Technest History

Technest Holdings, Inc. is the successor of a variety of businesses dating back to 1993. We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc. Prior to December 17, 1996, we had no operations. Between December 1996 and May 2002, we were involved in a number of different businesses.

  On March 25, 2003, we sold all outstanding shares of Technest.com, Inc. (a subsidiary of Technest Holdings, Inc.) to Aberdeen Avenue LLC for the purchase price of $1.00. As a result of this sale, we reversed $2,234,428 of the subsidiary’s liabilities which was recorded as other income during the second quarter 2003.

On April 1, 2003, we exchanged all of our shares in Corpfin.com, Inc. with six shareholders in return for 16,261,822 shares of our common stock. Thereafter we retired these shares. On October 10, 2003, we filed a Form N-54C withdrawing our election to be treated as a business development company.

Between October 10, 2003 and February 14, 2005, we had no operations, nominal assets, accrued liabilities totaling $184,468 and 139,620 (post-reverse stock split) shares of common stock issued and outstanding.

Acquisition of Genex. On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc., a homeland defense, armed services and intelligence contractor. Technest issued to Markland 1,954,023 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. The acquisition of Genex Technologies, Inc. was effected pursuant to an Agreement Plan of Merger, dated February 14, 2005, by and among Markland, Technest, Mtech Acquisition, Inc. (a wholly-owned subsidiary of Technest), Genex and Jason Geng (the then sole stockholder of Genex). Technest paid $3,000,000 in cash and transferred the 10,168,764 shares of Markland common stock to Jason Geng, the sole stockholder of Genex, for all of the capital stock of Genex. As a result of this transaction, Genex Technologies, Inc. became a wholly-owned subsidiary of Technest. Technest financed the acquisition of Genex with the sale of 1,149,425 shares of Technest Series B preferred stock (which were convertible into Markland common stock), five-year warrants to purchase up to 1,149,425 shares of Technest common stock for an exercise price of $6.50 per share (after giving effect to the Reverse Stock Split), and 1,149,425 shares of Technest Series C preferred stock convertible into 1,149,425 shares of Technest's common stock (after giving effect to the Reverse Stock Split). Technest received gross proceeds of $5,000,000 in this offering. The issuance of these securities was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The Merger Agreement provides for Mr. Geng to receive a six-month unsecured promissory note in the principal amount of $550,000 that accrues interest at the rate of 6% per year. Also, the Merger Agreement provides that if Genex meets specified revenue goals at the end of each of the first three years following February 14, 2005, Technest will pay to Mr. Geng contingent consideration of additional shares of Technest common stock equal to the fair market value of 30% of the difference in Genex's gross revenue during the year proceeding the payment and its gross revenue in 2004. Finally, the Merger Agreement provides that if the Intraoral Technologies are commercialized, Mr. Geng will be entitled to 50% of all profits generated from the Intraoral Technologies for a period of five years following February 14, 2005. Following the acquisition, it is Technest’s opinion that Mr. Geng omitted material representations from the Merger Agreement regarding the status of regulatory audits, the impact of certain internal control deficiencies and the non-disclosure of ongoing government investigations into certain conduct by Mr. Geng and Genex prior to the acquisition of Genex by Technest, and as a result, Markland and Technest have not issued and do not intend to issue the promissory note, the additional Markland share consideration or the contingent payments of Technest common stock. To date, Mr. Geng has not contested Technest's position, has not sought payment and Technest believes that the possibility that it will have to issue additional shares or other consideration is remote.

In connection with the financings of the acquisition of Genex, Technest entered into a Registration Rights Agreement dated February 14, 2005 with the investors in the financing. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Failure to comply with the terms of this agreement triggers liquidated damages that accrue at a rate of 4% of the initial subscription amount for any month, or pro-rata portion thereof, during which a condition giving rise to liquidated damages shall continue, and such damages shall be paid in Technest common stock.

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

Acquisition of EOIR. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland, our majority stockholder, we purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and, as a result, Markland’s ownership of Technest increased at the time of the transaction from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). This reorganization did not result in a change of control of EOIR. We did not need stockholder consent in order to complete this reorganization.  Markland acquired EOIR on June 29, 2004.  EOIR generated approximately 97% of Markland’s revenue for fiscal 2005.

Because Markland continues to own a majority interest in Technest, Markland will continue to include Technest results in its consolidated financial statements.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We own 12 U.S. patents. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Dependence On U.S. Government Contracts

Almost all of our range of services and products are sold to agencies of the U.S. Government. Although we are continuously working to diversify our client base, we will continue to aggressively seek additional work from the U.S. Government. As with other government contractors, our business is subject to government client funding decisions and actions that are beyond our control.

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

Government Regulation

Most of our U.S. Government business is subject to unique procurement and administrative rules based on both laws and regulations, including the U.S. Federal Acquisition Regulation, that provide various profit and cost controls, rules for allocations of costs, both direct and indirect, to contracts and non-reimbursement of unallowable costs such as interest expenses and some costs related to business acquisitions, including for example the incremental depreciation and amortization expenses arising from fair value increases to the historical carrying values of acquired assets.

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

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies, governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

Sales and Marketing

We currently divide the marketing efforts of our products and services into three areas: (1) directly to federal or local government agencies; (2) to large partners who may represent an opportunity for us as subcontractors; and (3) to commercial entities. These marketing duties are divided among senior management.

Manufacturing

Our primary manufacturing facilities are located in Spotsylvania, Virginia.

Employees

As of October 9, 2006, Technest Holdings had a total of 193 employees, 161 of which are full-time employees of our wholly-owned subsidiary, EOIR, 12 of which are part-time employees of EOIR and 20 of which are full-time employees of our wholly-owned subsidiary, Genex Technologies. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Recent Transactions

Bank Financing

On August 10, 2006, Technest and its wholly-owned subsidiaries, E-OIR and Genex, closed on a financing (the “Financing”) under two Loan and Security Agreements with Silicon Valley Bank (the “Bank”) executed on August 4, 2006 (the “Credit Agreements”). One Credit Agreement provides for a term loan facility under which the Company may borrow term loans with an initial minimum loan of $3,000,000 (the “Term Loan Facility”). Subject to the Bank’s receipt of additional documentation for the period through the month ending December 31, 2006 and if no event of default under the Credit Agreement has occurred or is continuing, we may borrow up to an additional $1,000,000 under the Term Loan Facility on or before February 15, 2007. The other Credit Agreement provides for a one year revolving line of credit for up to $8,750,000 (the “Revolver”), provided that our borrowing under the Revolver is limited to 80% of our eligible accounts receivable. In addition, the maximum amount outstanding under both Credit Agreements at any time may not exceed $10,000,000. Both the Term Loan Facility and the Revolver are secured by all of our assets and the assets of our subsidiaries, including all of our intellectual property and of our subsidiaries

Upon the date of closing under the Credit Agreements, we borrowed the entire $3,000,000 available under the Term Loan Facility and borrowed approximately $4,445,000 under the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. This interest rate will be reduced to (i) the Bank’s prime rate plus 2.00% if we achieve a Fixed Charge Coverage Ratio (as defined in the Credit Agreement with respect to the Term Loan Facility) of at least 1.75 to 1.0 for three consecutive fiscal quarters after August 4, 2006 or (ii) the Bank’s prime rate plus 1.50% if we achieve a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 for three consecutive fiscal quarters after August 4, 2006. Each loan under the Term Loan Facility is repayable in 36 equal monthly principal installments plus accrued interest.

The Revolver will bear interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but we must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, we will pay a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

The financial covenants under the Term Loan require that we maintain, on a monthly basis tested as of the last day of each month, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all short-term indebtedness to the Bank but excluding subordinated debt and debt from affiliates) of 0.70 to 1.0 through November 30, 2006, 0.85 to 1.0 from December 31, 2006 through May 31, 2007, 1.0 to 1.0 from June 30, 2007 through August 31, 2007 and 1.20 to 1.0 from September 30, 2007 and all monthly reporting periods thereafter. If we do not maintain these ratios, then the sum of our cash plus 80% of our eligible accounts receivable minus our borrowings under the Revolver must exceed $2,000,000. We must maintain a Fixed Charge Coverage Ratio measured on the last day of every month for the three month period ending on the last day of such month, of at least 1:0 to 1:0 through periods ending November 30, 2006; at least 1.25:1.0 for periods ending on December 31, 2006 through May 31, 2007; and at least 1.50:1.0 for all periods thereafter. In addition, the Credit Agreements contain affirmative and negative covenants concerning our operations including restrictions on our ability to dispose of our assets, change our business, ownership or management, incur other indebtedness, create or permit liens on our property, make investments, pay dividends, redeem stock or engage in transactions with affiliates.

Markland Technologies, Inc. (“Markland”), the holder of the majority of Technest’s common stock, has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred.

The Credit Agreements, the Unconditional Guaranty by Markland and the Stock Pledge Agreement are filed as Exhibits 10.1, 10.2, 10.4 and 10.5, respectively to Technest’s Current Report on Form 8-K filed August 14, 2006.

Pre-Payment of Promissory Notes

We used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, there remains outstanding EOIR notes issued in June 2004 having a total outstanding principal balance of $1,655,893, of which $608,957 is outstanding principal owed to Technest’s current Chief Executive Officer and one of our directors, Joseph P. Mackin. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

Transaction with Markland Technologies, Inc.

The following summary highlights the material terms of a Stockholder Agreement and License Agreement with Markland Technologies, Inc., each dated March 13, 2006. A detailed description of these agreements is also set forth in our current report on Form 8-K (SEC File # 000-27023) filed with the SEC on March 17, 2006 and the agreements themselves are filed as exhibits thereto. The Form 8-K and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. We urge you to obtain and read carefully copies of this report and documents before making an investment decision.

Stockholder Agreement with Markland Technologies, Inc.

On March 13, 2006, we entered into a stockholder agreement (the “Stockholder Agreement”) with Markland Technologies, Inc., the holder of a majority of our outstanding common stock in order to clarify and define terms relating to (i) the issuance of Technest’s securities, (ii) our corporate governance, (iii) the listing of Technest’s securities on The NASDAQ Capital Market, (iv) registration of shares of Technest’s common stock currently held by the Stockholder, (v) intellectual property rights and (v) the provision by the Stockholder of certain corporate services to Technest.

Pursuant to the terms of the Stockholder Agreement, we are required to:

•
refrain from issuing any shares of our common stock or securities convertible into our common stock without the consent of Markland for a period of twenty-six months, other than 1,000,000 shares to be issued under our 2006 Stock Award Plan and certain permissible offerings;

•	Maintain a board of directors consisting of five directors, not less than three of whom shall be “independent” directors as defined by the National Association of Securities Dealers;
•	Comply with the corporate governance requirement set forth in the National Association of Securities Dealers’ Marketplace Rules;
•	Submit an application for inclusion on The NASDAQ Capital Market and take all such actions as may be necessary to cause the application to be accepted; and
•	Make twelve monthly payments, beginning in April 2006, in the amount of $83,333 to Markland for administrative, manufacturing and engineering services for product development to Technest.

We have also granted Markland certain registration rights pursuant to which we are obligated to register all or a portion of those shares of our common stock held by Markland, or any parties to whom Markland may transfer those shares, with the Securities and Exchange Commission for public resale. Such registrations are to be carried out from time to time, at our expense, upon the written request of Markland, with certain limitations.

Pursuant to the terms of the Stockholder Agreement, Markland has agreed:

•	For a period of twelve months from the date of the agreement, not to vote the shares held by it to increase the size of our board of directors or to remove any of the directors currently in office;
•
To consent to our participation in up to two offerings of common stock in the next twelve months, provided that we do not offer shares of common stock in such an offering at a price of less than $5.85, and that Markland, and its assigns, be permitted to participate as a selling shareholder in any such offering.

License Agreement with Markland Technologies, Inc.

On March 13, 2006, we entered into a license agreement with Markland (the “License Agreement”). Pursuant to the License Agreement, we granted Markland an exclusive, world-wide license to make, use and sell products and services based on our intellectual property, to parties other than federal, state or local government agencies involved in intelligence, military, law enforcement or homeland defense functions. The license granted by the License Agreement shall be in effect until all of our current patents or patent applications have expired or until such time as the License Agreement is terminated pursuant to its terms.

Pursuant to the terms of the License Agreement, Markland is required to pay us twenty-five percent of the net gross profits, as defined in the License Agreement, they realize on any sale of any product or service utilizing the licensed intellectual property.

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

The License Agreement provides that Markland may cancel the agreement at any time upon 180 days notice. We may cancel the License Agreement if Markland fails to make a required royalty payment and does not cure such failure within thirty days of receiving notice of the failure or Markland violates the licensing terms of the License Agreement.

Markland’s Ownership of Technest Common Stock

Markland Technologies, Inc., our majority stockholder, filed current reports on Form 8-K (SEC File # 000- 28863) on March 28, 2006 and April 19, 2006, to announce the entry into definitive agreements involving Markland’s ownership of certain shares of our common stock. Among other things, the Form 8-Ks reported that Markland issued a new series of preferred stock, referred to as the Markland Series E preferred stock. Each share of Markland’s Series E preferred stock is convertible, at the option of the holder, into either (i) 3,000 shares of Technest common stock, currently outstanding and held by Markland, or (ii) 697,500 shares of Markland’s common stock.

Registration Rights

In connection with the issuance of shares of the newly designated Series E preferred stock, Markland agreed to cause us to file a registration statement with the SEC to register the resale of our common stock underlying the conversion of the Markland Series E preferred stock. Pursuant to our Stockholder Agreement with Markland, dated March 13, 2006, we are contractually required to prepare and file certain types of resale registration statements at Markland’s request. Based solely on the disclosures in Markland’s Form 8-Ks, we understand that Markland has issued approximately 1,232.2 shares of Series E preferred stock to four institutional investors (the “Series E Investors”), which is potentially convertible into 3,696,600 shares of our common stock. The availability of these shares for sale in the public markets pursuant to an effective registration statement may cause a significant drop in the market price of our common stock.

Important Aspects of Markland Agreements

It is important to note that Technest is not a party to any of the agreements involving the Markland Series E preferred stock and the issuance of the Markland Series E preferred stock does not require Technest to issue any additional securities. Conversions of the Markland Series E preferred stock will be satisfied entirely by shares of our common stock that are currently outstanding and held by Markland.

In addition to the registration rights mentioned above, some important aspects of the March 24, 2006 agreements, as amended, between Markland and the Series E Investors include:

•	the escrow of an aggregate of 4,640,192 shares of our common stock held by Markland to secure the conversion of the Markland Series E preferred stock;
•
an agreement by two of the Series E Investors to purchase up to an additional 267.2 shares of Markland Series E preferred stock, convertible into 801,600 shares of our common stock, in five separate closings between April 17, 2006 and June 15, 2006, of which 92 shares of Markland Series E was purchased on April 17, 2006;

•
the transfer of 500,000 shares of our common stock held by Markland to Verdi Consulting, Inc. as compensation for services rendered in connection with arranging and negotiating the above mentioned transactions;

•
an agreement that Markland, subject to certain specified exceptions, for up to two (2) years will not sell or transfer any shares of our common stock without the consent of a majority of the Series E Investors and thereafter will not sell more than 10% of its shares of our common stock into the open market during any calendar month; and

•
an agreement from each of the Series E Investors that they will not convert more that 10% of their shares of Series E preferred stock during any calendar month and will not sell more than 10% of their shares of our common stock into the open market during any calendar month.

A description of the March 24, 2006 agreements, as amended, between Markland and the Series E Investors is set forth in Markland’s current reports on Form 8-K filed with the SEC on March 28, 2006 and April 19, 2006. The Form 8-Ks and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. Although we did not participate in the preparation of these current reports and can therefore provide no assurances as to the accuracy of the information they contain, we urge you to obtain and read carefully copies of these reports and, in particular, the agreements included as exhibits to these reports, before making a decision to invest in our common stock.

Item 2. Description of Property

EOIR, our wholly owned subsidiary, holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600. In addition, we have a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 1, 2009. The monthly rental amount for this facility is approximately $4,500.

Genex Technologies, Inc., our wholly-owned subsidiary, leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100. Genex has entered into a five-year lease for approximately 6,800 square feet in Bethesda, Maryland with a monthly lease amount of approximately $14,250. Genex moved into this space on April 1, 2006.

We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices. However, we may not be able to relocate to a new facility without severely disrupting the production of our goods.

Item 3. Legal Proceedings

Technest Holdings, Inc.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to them. H&H asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

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

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest has responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. Technest believes that the case as currently styled is fundamentally a dispute between H&H Acquisition Corp. and Ben Stein.

As of October 9, 2006, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.

EOIR Technologies, Inc.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our former Chief Executive Officer and former Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

On August 3, 2006, Mr. Moulton, Technest, Markland, EOIR and Robert Tarini reached a settlement agreement pursuant to which upon payment of $120,000 and the pre-payment of certain EOIR outstanding promissory notes, the parties each dismissed their claims against one another. The payments required by the settlement agreement were made on August 10, 2006.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, seeking damages in the amount of $3,000,000 regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments pursuant to severance agreements by and among the Williams’, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability. On November 4, 2005, the Court heard the demurrer filed by EOIR Technologies, Inc. and Markland Technologies, Inc. and denied it. On April 6, 2006, a hearing was held in the Circuit Court for the City of Fredericksburg, Virginia on the Williams’ motion for summary judgment. On May 4, 2006, the court granted the Williams’ motion for summary judgment with regard to liability on Count I of the Williams’ claim regarding severance payment and Count III of their claim regarding Markland’s failure to register shares of Markland’s common stock underlying their options. We have, and continue to assert that Count III of the Williams’ complaint does not allege wrongdoing by EOIR and thus, we believe that we have no liability on that claim. Count II of the claim, which seeks a declaration that the promissory notes issued to Mr. and Mrs. Williams in connection with the acquisition of EOIR by Markland on June 29, 2004 are in default and an acceleration of the payments due under those notes, was not addressed by the court’s order.

On July 27, 2006, we entered into an agreement with the Williams pursuant to which we paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continue to assert claims against us for attorney’s fees and costs on all three counts of their complaint. Count III was not addressed by this agreement.

On September 1, 2006, we entered into an agreement with Markland pursuant to which we agreed to indemnify Markland against any judgment for damages or attorney’s fees ordered by the Court pursuant to Counts I or II and Markland agreed to indemnify us against any judgment for damages or attorney’s fees ordered by the Court pursuant to Count III.

The case is currently set for trial on November 14, 15 and 16, 2006, at which time the damages, if any, for Count III will be determined as well as costs and attorney’s fees, if applicable, for Counts I, II and III.

In the event that Mr. and Mrs. Williams prevail in any of their claims against Markland, Technest shares owned by Markland would be among the assets available to satisfy a resulting judgment.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the three months ended June 30, 2006, which is the fourth quarter of our fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Until March 30, 2001 our common stock was traded on the OTC Bulletin Board under the symbol FNTN. On April 2, 2001, our trading symbol was changed to FNIT and in July 2001, it was changed to THNS. Prior to our initial public offering on December 16, 1996, there was no public trading market for such shares. On July 19, 2005, as a result of our reverse stock split, we began trading under the symbol TCNH. In June 2005, we changed our fiscal year end from December 31 to June 30; however, the following table sets forth the high and low closing bid quotations for our common stock as set forth on Nasdaq.com for the calendar years listed below:

Calendar Year	High	Low

2004
First Quarter	$27.43	$4.22
Second Quarter	$4.22	$4.22
Third Quarter	$12.66	$2.11
Fourth Quarter	$21.10	$2.11

2005
First Quarter	$63.29	$10.55
Second Quarter	$40.08	$12.66
Third Quarter	$52.74	$5.15
Fourth Quarter	$5.50	$4.50

2006
First Quarter	$11.35	$4.40
Second Quarter	$4.80	$2.20
Third Quarter	$3.52	$1.60

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of October 9, 2006, there were approximately 128 record holders of our common stock.

We have not paid and do not anticipate paying any cash dividends on our common stock in the foreseeable future. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the Proxy Statement for our 2006 annual meeting of stockholders.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2006, which is the fourth quarter of our fiscal year.

Issuance of Unregistered Securities

As consideration for an agreement with Crystal Research Associates, LLC for the assistance in the creation of marketing information entered into on July 17, 2006, we issued Crystal a Warrant to purchase 200,000 shares of Technest common stock at an exercise price of $1.89 per share, 110% premium to the closing price of Technest common stock on July 17, 2006. The Warrant expires on July 17, 2011. We also entered into a Registration Rights Agreement with Crystal pursuant to which we granted “piggy-back” and S-3 registration rights for the shares of Technest common stock underlying the Warrant. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The Warrant and Registration Rights Agreement are filed hereto as Exhibits 4.15 and 4.16, respectively.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the transition period beginning January 1, 2005 and ending June 30, 2005 and for the year ended June 30, 2006 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-KSB.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” beginning on page 24 of this annual report on Form 10-KSB. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-KSB, speak only as of June 30, 2006 and we undertake no obligation to update or revise the statements in light of future developments.

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

EOIR offers: (i) design and fabrication of customized remote sensor systems and platforms for U.S. Department of Defense, United States intelligence agencies and U.S. Department of Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. Markland acquired EOIR on June 29, 2004. EOIR generated approximately 97% of Markland’s revenue for fiscal 2005.

Bank Financing and Certain Loan Repayments. On August 10, 2006, Technest, EOIR and Genex, closed on a financing under two Loan and Security Agreements with Silicon Valley Bank executed on August 4, 2006. One Credit Agreement provides for a term loan facility under which the Company may borrow term loans with an initial minimum loan of $3,000,000 (the “Term Loan Facility”). The other Credit Agreement provides for a one year revolving line of credit for up to $8,750,000 (the “Revolver”), provided that the Company’s borrowing under the Revolver is limited to 80% of eligible accounts receivable. In addition, the maximum amount outstanding under both Credit Agreements at any time may not exceed $10,000,000. Both the Term Loan Facility and the Revolver are secured by all of the Company’s assets and the assets of its subsidiaries, including all intellectual property.

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan Facility and borrowed approximately $4,445,000 under the Revolver.

The Company used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, there remains outstanding EOIR notes issued in June 2004 having a total outstanding principal balance of $1,655,893, of which $608,957 is outstanding principal owed to Technest’s current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

Year ended June 30, 2006 compared with the six months ended June 30, 2005

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

Since the acquisition of EOIR was a transaction between entities under common control, Technest recorded the net assets of EOIR at their carrying value on the date Technest became part of Markland’s control group, which occurred on February 14, 2005. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, Appendix D, Technest recognized the net assets of EOIR at their carrying amounts in the accounts of Markland on the date Technest came into Markland’s control group, February 14, 2005 and restated the financial statements to include the activity of EOIR from that date forward.

Technest also corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

As a result of these transactions, and the change in fiscal year end previously described, the results of operations for the year ended June 30, 2006 are not comparable to the June 30, 2005.

Revenues

Technest had $81,092,049 in revenue during the year ended June 30, 2006 compared with $27,890,072 in revenue during the six months ended June 30, 2005. The prior period is not comparable as Technest acquired Genex and EOIR effectively on February 14, 2005 and revenue was included only from that date forward. The increase in revenue was due to a full year of revenue included in 2006 versus a partial year in 2005 and only since the acquisitions of EOIR and Genex, effective February 14, 2005. For the year ended June 30, 2006, our acquisition of EOIR contributed revenues of $77,547,584 and Genex contributed $3,544,465. For the six months ended June 30, 2005, our acquisition of EOIR contributed revenues of $26,732,019 and Genex contributed $1,158,053.

Revenues from EOIR’s omnibus contract were approximately $70.3 million and $31.5 for the year ended June 30, 2006, and the full six months ended June 30, 2005 respectively. EOIR has had a history of providing services under NVESD contracts.  In 1993, EOIR won the first NVESD Omnibus contract.  When this contract was re-competed in 1996, EOIR won the follow-on contract known as the Low-Tech contract, a five-year contract with a $248 million ceiling.  In July 2001 EOIR won the Low-Tech re-compete, a five year contract with a $406 million ceiling. In August 2006, the Government granted EOIR an additional “award term” for one year from July 2006 to July 2007. The performance periods for these contracts extend for 12 months beyond the end of the contract award period.

The overall value for the current five year contract is $406 million.  The cumulative value of individual awarded orders was approximately $360 million on June 30, 2006.

As the Company has been awarded this contract three consecutive times, we remain confident that we are in a strong position for the upcoming re-compete, however there can be no assurances that this will happen. The near term prospects for the Company will be dependent on the Company’s ability to be awarded the new contract.

Gross profit

The gross profit for the year ended June 30, 2006 was $14,549,810 or 18% of revenues. The gross profit for the six months ended June 30, 2005 was $5,408,939 or 19% of revenues. Technest expects to expand its commercial product revenues and, accordingly, gross profit on future revenues may differ. The gross profit margins allowed by our Government customers vary depending on the type of services performed depending on the degree of complexity and involvement in performing the service.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2006 were $14,380,208 and consisted primarily of payroll costs plus a management fee of $1,000,000 to Markland, a related party, for administrative support services, engineering services and services rendered by executive officers of Markland. These management fees are expected to terminate by March 31, 2007 in accordance with our stockholder agreement with Markland. Also included in the selling, general and administrative expenses is $375,767 for stock-based compensation. This represents the amortization of stock-based compensation related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. It also includes the issuance by Technest of certain restricted stock grants to employees.

Selling, general and administrative expenses for the six months ended June 30, 2005 reflecting the Genex and EOIR acquisitions from February 14, 2005, were $5,809,945, and consisted primarily of payroll costs plus a management fees and other expenses of $893,219 to Markland, a related party, for administrative support services, engineering services and services rendered by executive officers of Markland. Also included in the selling, general and administrative expenses in 2005 is $1,044,512 for stock based compensation related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004.

Research and development

Research and development expenses for the year ended June 30, 2006 were $159,209. These expenditures consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues. Research and development expenses for the six months ended June 30, 2005 were $2,395,950. Of this amount, $2,095,000 was attributable to non-cash in-process research and development written off as a result of the acquisition of Genex. This amount was determined by management in consideration of a number of factors, including an independent purchase price allocation for Genex obtained as of the acquisition date and related to research and development projects in-process as of the acquisition date which have not reached technological feasibility and for which no alternative use exists. The projects in process were in the areas of intelligent surveillance, three-dimensional imaging, and medical imaging.

Amortization of intangible assets

Amortization of intangible assets for the year ended June 30, 2006 was $1,786,146. Amortization of intangible assets for the six months ended June 30, 2005 was $611,471. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex and EOIR effective as of February 2005.

Operating loss

The operating loss for the year ended June 30, 2006 was $1,775,753. The operating loss for the six months ended June 30, 2005 was $3,408,427.

Interest expense for the year ended June 30, 2006 was $3,179,672. Interest expense for the six months ended June 30, 2005 was $446,027.

 Other (expenses) income

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. Non-cash interest expense related to the amortization of this discount was $293,592 for the year ended June 30, 2006 and $110,097 for the six months ended June 30, 2005. These notes bear interest at the rate of six percent (6%) per annum and must be repaid within the next three years. Subsequent to June 30, 2006, Technest pre-paid outstanding principal of $4,952,526 of certain of the EOIR promissory notes. After these payments, there remain outstanding EOIR notes having a total principal balance of $1,655,893. Interest expense related to these notes was approximately $533,200 for the year ended June 30, 2006 and $324,000 in the six months ended June 30, 2005.

In the year ended June 30, 2006, Technest charged to interest expense $2,204,461 (including $2,104,461 paid in common stock) related to liquidated damages incurred for failure to have an effective registration statement.

Derivative income (loss) represents the changes in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the year ended June 30, 2006 and the six months ended June 30, 2005, changes in the fair value of the warrants recorded as derivative income (loss) in the statements of operations was $25,046,489 and ($30,212,400), respectively. Derivative income (loss) had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income (loss) would have resulted in pro forma net loss applicable to common shareholders would have been ($4,793,825) and ($6,403,735) for the year ended June 30, 2006 and six months ended June 30, 2005, respectively. Pro forma basic and diluted loss per common share would have been ($0.31) and ($0.60) for the year ended June 30, 2006 and six months ended June 30, 2005, respectively.

On September 30, 2005, the Company amended the terms of its Registration Rights Agreement such that any liquidated damages would only be payable in common stock. As a result of this amendment, the Company was able to conclude that the warrants could be settled in unregistered shares. Therefore, the warrants were no longer required to be recorded as derivative liabilities and there have been no additional derivative income (loss) recorded related to these warrants since that date.

Other income for the year ended June 30, 2006 and the six months ended June 30, 2005 was $161,600 and $40,567, respectively, and was primarily related to interest income on cash balances.

Net income (loss) applicable to common shareholders

The net income applicable to common stockholders for the year ended June 30, 2006 was $20,252,664. As previously described, the net income was entirely due to derivative income of $25,046,489.

The net (loss) applicable to common stockholders for the six months ended June 30, 2005 was ($36,616,135). This reflects the non-cash deemed dividends related to the beneficial conversion features of $124,848 for Series A convertible preferred stock and $2,465,000 for Series C convertible preferred stock. It also includes a derivative loss of ($30,212,400).

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2006, Technest had a negative working capital balance of $3,525,242. Technest’s current liabilities include $595,782 due to Markland, Technest’s parent company. Net cash provided by operating activities was $903,036 for the year ended June 30, 2006. Net non-cash income included in the net income of $20,252,664 totaled $20,140,290 while changes in the components of working capital provided cash of $790,662. Most of the change in working capital was related to a reduction of amounts due to related parties of $1,553,960 plus an increase in accounts receivable of $3,832,138 which was offset by an increase in payables and accrued liabilities of $5,979,373. Derivative income (loss) had no impact on cash or net cash provided by operations.

Cash Used in Investing Activities

In the year ended June 30, 2006, Technest used cash of $324,499 for the acquisition of property and equipment and received cash of $29,956 upon the sale of certain equipment.

Cash Used in Financing Activities

In the year ended June 30, 2006, $2,858,891 was used for loan repayments, primarily related to the EOIR seller notes.

Sources of Liquidity

During the year ended June 30, 2006, we satisfied our cash requirements primarily by generating positive operating cash flows and using our cash reserves. Although the Company had a negative working capital balance of $3,525,242 at June 30, 2006 and net cash decreased $2,250,398 for the year ended June 30, 2006, the Company had $3.4 million in cash and cash equivalents at the end of June 2006 and the Company’s funded contract backlog from the Government was $41.4 million. In addition, subsequent to year-end, the Company obtained a revolving line of credit with a commercial bank in the maximum amount of $10 million. Although $4.9 million of this line was used to pre-pay existing indebtedness, the balance, under certain conditions, is available to fund the Company’s working capital needs. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Commitments And Contingencies

Facilities

        Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500.

Genex Technologies, Inc., a wholly-owned subsidiary of Technest, currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Genex moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

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

Legal

Technest Holdings, Inc.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled “H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269”. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to them. H&H asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

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

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest has responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. Technest believes that the case as currently styled is fundamentally a dispute between H&H Acquisition Corp. and Ben Stein.

As of October 9, 2006, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.

EOIR Technologies, Inc.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our former Chief Executive Officer and former Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

On August 3, 2006, Mr. Moulton, Technest, Markland, EOIR and Robert Tarini reached a settlement agreement pursuant to which upon payment of $120,000 and the pre-payment of certain EOIR outstanding promissory notes, the parties each dismissed their claims against one another. The payments required by the settlement agreement were made on August 10, 2006.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, seeking damages in the amount of $3,000,000 regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments pursuant to severance agreements by and among the Williams’, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability. On November 4, 2005, the Court heard the demurrer filed by EOIR Technologies, Inc. and Markland Technologies, Inc. and denied it. On April 6, 2006, a hearing was held in the Circuit Court for the City of Fredericksburg, Virginia on the Williams’ motion for summary judgment. On May 4, 2006, the court granted the Williams’ motion for summary judgment with regard to liability on Count I of the Williams’ claim regarding severance payment and Count III of their claim regarding Markland’s failure to register shares of Markland’s common stock underlying their options. We have, and continue to assert that Count III of the Williams’ complaint does not allege wrongdoing by EOIR and thus, we believe that we have no liability on that claim. Count II of the claim, which seeks a declaration that the promissory notes issued to Mr. and Mrs. Williams in connection with the acquisition of EOIR by Markland on June 29, 2004 are in default and an acceleration of the payments due under those notes, was not addressed by the court’s order.
On July 27, 2006, the Company entered into an agreement with the Williams pursuant to which the Company paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continue to assert claims against us for attorney’s fees and costs on all three counts of their complaint. Count III was not addressed by this agreement.

On September 1, 2006, the Company entered into an agreement with Markland pursuant to which we agreed to indemnify Markland against any judgment for damages or attorney’s fees ordered by the Court pursuant to Counts I or II and Markland agreed to indemnify the Company against any judgment for damages or attorney’s fees ordered by the Court pursuant to Count III.

The case is currently set for trial on November 14, 15 and 16, 2006, at which time the damages, if any, for Count III will be determined as well as costs and attorney’s fees, if applicable, for Counts I, II and III.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2006, Technest had warrants outstanding for the purchase of 374,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Principles Of Consolidation

Our consolidated financial statements for the periods presented include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

For the periods presented, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

No new technologies were acquired during the year ended June 30, 2006 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto. During the six months ended June 30, 2005, we had, however, acquired in-process technology as a part of our acquisition of Genex. These technologies had neither achieved technological feasibility nor had alternative uses and as such the research and development costs of $2,095,000 were expensed in the six months ended June 30, 2005.

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

Impairment Of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in .any of the periods presented.

Derivative Instruments

Technest generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company's common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.

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

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The Company participates in teaming agreements where it is the primary contractor and it also participates with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” discusses the factors or indicators which should be considered in evaluating whether a company should recognize revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The Task Force reached a consensus that this is a matter of judgment that depends on the relevant facts and circumstances. The Company considered that it is the primary obligator in these arrangements and has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. The Company also considered that, as the prime contractor it accepts risks for these customer funded tasks. The Company also considered that in many cases part of the services ordered by the customer are performed by the Company itself. Further in some cases the Company has discretion in supplier selection and also a reasonable latitude to establish the price with the customer for the service. The Company believes that based on the aforesaid considerations it meets with the criteria for Gross Revenue Reporting as discussed in EITF Issue No. 99-19. The Company therefore includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.

Revenues from teaming agreements for the year ended June 30, 2006 and the six months ended June 30, 2005 were $4.4 million and $1.7 million respectively.

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

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments made by Markland to its employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of Markland stock to employees have always been recorded at fair value as required under existing accounting standards. The Company does not expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted by Markland or Technest to the Company’s employees in the future.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not currently receive the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154")". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the “more likely than not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The Company expects to adopt FIN 48 as of July 1, 2007, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. The Company does not expect the adoption of FIN 48 to have a material effect on the consolidated financial position or results of operations.

In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below and elsewhere in this report and the information under “Note Regarding Forward-Looking Statements,” before you decide to buy our common stock. If any of the following risks, or other risks not presently known to us or that we currently believe are not material, develop into an actual event, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

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

Technest has had net operating losses each year since its inception. As of June 30, 2006, our accumulated deficit was $15,237,939. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Risks Related to Contracting with the United States Government

Our contract with the United States Army Night Vision and Electronic Sensors Directorate expires in July 2007. We are in the “re-compete” process. If we are not awarded a new contract, our revenues would decrease significantly and our financial condition would be adversely affected.

We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $70.31 million in revenues for the year ended June 30, 2006 or 86.6% of our total consolidated revenues during that period. This contract expires in July 2007 and we anticipate that the U.S. Army will competitively award a replacement contract. We will expend substantial cost and managerial time and effort to prepare for the bid and proposal for this new contract. Although we believe that it is likely that we will be awarded a new contract, if we are not awarded a new contract, our revenues would significantly decrease and our financial condition could be adversely affected.

Although the U.S. Army has not announced the evaluation criteria for the replacement contract, there are several factors that are likely to be considered during the re-compete process, such as our ability to do the work or find subcontractors that can do the work; our competitive pricing; our reputation, the Government’s prior experience with our work; our competition; changes in Government programs or requirements; budgetary priorities; changes in fiscal policies; curtailment of the Government’s use of technology solutions firms; new contract requirements; and the government’s need for a diverse contracting base. If we are not able to satisfy the Government’s requirements, we may not be awarded a new contract.

Our current and future expected revenues are derived from a small number of customers within the U.S. government such that the loss of any one ultimate customer could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

We currently derive substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $70.31 million in revenues for the year ended June 30, 2006 or 86.6% of our total consolidated revenues during that period. Although we expect this contract to account for a substantial portion of our revenues going forward, this contract expires in July 2007 and we are in the process of competing for a new contract. If we are not awarded a new contract, our revenues would significantly decrease and our financial condition could be adversely affected.

In addition, the loss of this customer due to cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses may occur or be increased if there are material gaps or delays in orders from one of our largest customers that are not replaced by other orders or other sources of income.

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

As of October 9, 2006, Markland controlled approximately 83% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.  Pursuant to the Stockholder Agreement between Markland and Technest dated March 13, 2006, Markland agreed to elect Joseph Mackin, Gino Pereira, and our three independent directors, Robert Doto, Gen. David Gust (US Army Rtd.) and Darlene Deptula-Hicks.

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

If our majority stockholder, Markland Technologies, Inc., sells or transfers all or a significant portion of the shares of our common stock that it currently holds, a change of control could result, which could significant disrupt our operations.

Currently, Markland owns approximately 83% of our outstanding common stock. Markland has declared a distribution to its stockholders of 2,500,000 shares that it owns of Technest and has placed in escrow an aggregate of 4,640,192 shares of our common stock held by Markland to secure the conversion of the Markland Series E preferred stock. Upon the distribution to its stockholders of 2,500,000 shares of Technest, Markland’s ownership of Technest will be 67.7%. If all of the shares held in escrow were transferred by Markland, Markland’s ownership of Technest would drop to 39%. These holdings represent a significant portion of Markland’s assets. If Markland disposes of a large number of shares of our common stock for any reason, a change of control may result.  In particular, Markland is subject to various legal actions, proceedings and claims and may become subject to additional actions, proceedings and claims in the future. Were any of these claims to result in an outcome adverse to Markland, the resulting damages or amounts paid in settlement could be satisfied partially or wholly with shares of our common stock. A change of control at the shareholder level could result in a change to the composition of our board and, ultimately, a change in our management and business plan.  Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

In light of Markland’s significant holdings of our common stock and the potential for conflict given Mr. Pereira’s current positions with Markland and Technest, in an effort to avoid even the mere appearance of a conflict, the board of directors of Technest on September 22, 2006 formed a special committee comprised of the three independent directors, Robert Doto, Gen. David Gust (US Army Rtd.) and Darlene Deptula-Hicks, to address issues arising from or related to, directly or indirectly, the ownership of our common stock by Markland and its assignees and to take any action the special committee deems appropriate.

Risks Related To Capital Structure

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005 in connection with our acquisition of Genex, Technest was obligated to file one or more registration statements with the Securities and Exchange Commission covering shares that are being registered pursuant to a registration statement that was filed with the SEC. In addition, we are obligated to registered shares held by Markland or any of its transferees. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2003 to October 9, 2006, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, the NASDAQ Capital Market requirements and SEC rules adopted thereunder. These regulations when we become subject to them will increase our legal and financial compliance and make some activities more difficult, time-consuming and costly.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountant. We expect that these requirements will first apply to our annual report for the fiscal year ending June 30, 2008 and June 30, 2009, respectively. The standards that must be met for management to assess the effectiveness of the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of its internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of its assessment by our independent registered public accountants. If management cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to issue an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Item 7. Financial Statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Periods ended June 30, 2006 and June 30, 2005
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiaries
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and subsidiaries as of June 30, 2006, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended June 30, 2006 and six months ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006 and six months ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 3 to the financial statements, the financial statements as of and for the six months ended June 30, 2005 have been retroactively restated to reflect certain warrants as derivative liabilities and to reflect the acquisition of an entity under common control as of the date the Company became a member of the controlled group.

/s/ Wolf & Company, P.C.

Wolf & Company, P.C.
Boston, Massachusetts
October 6, 2006

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
BALANCE SHEET
JUNE 30, 2006

ASSETS

Current Assets
Cash and cash equivalents	$3,362,210
Accounts receivables	9,374,879
Unbilled receivables	2,054,121
Inventory and work-in-process	20,235
Restricted cash	250,000
Prepaid expenses and other current assets	154,352
Total Current Assets	15,215,797

Property and Equipment - Net of accumulated depreciation of $663,187	772,284

Other Assets
Deposits	75,250
Definite-lived intangible assets - Net of accumulated amortization of $3,485,525	11,552,529
Goodwill	14,035,551
Total Other Assets	25,663,330

Total Assets	$41,651,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$13,245,437
Accrued expenses and other current liabilities	4,848,935
Due to related parties, net	595,782
Current portion of long-term debt	50,885
Total Current Liabilities	18,741,039

Non-Current Liabilities
Long-term debt, less current portion and discount of $880,773	5,727,638

Total Liabilities	24,468,677

Commitments and Contingencies

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
BALANCE SHEET (continued)
JUNE 30, 2006

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value;
150 shares authorized; 64.325 shares issued and outstanding
(preference in liquidation of $124,325 at June 30, 2006)	--
Series B Convertible Preferred Stock - $.001 par value;
No shares authorized, issued and outstanding	--
Series C Convertible Preferred Stock - $.001 par value;
1,149,425 shares authorized; 632,185 issued and outstanding
(preference in liquidation of $1,374,987 at June 30, 2006)	632
Common Stock - par value $.001 per share;
495,000,000 shares authorized; 15,867,911 shares issued and outstanding	15,867
Additional paid-in capital	32,404,174
Accumulated deficit	(15,237,939)
Total Stockholders’ Equity	17,182,734

Total Liabilities and Stockholders’ Equity	$41,651,411

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	2006	2005
		(Restated)
Revenues	$81,092,049	$27,890,072

Cost of Revenues	66,542,239	22,481,133

Gross Profit	14,549,810	5,408,939

Operating Expenses
Selling, general and administrative (including $1,000,000 and $893,219 to related parties in the year ended June 30, 2006 and six months ended June 30, 2005, respectively)	14,380,208	5,809,945
Research and development	159,209	2,395,950
Amortization of intangible assets	1,786,146	611,471
Total Operating Expenses	16,325,563	8,817,366

Operating Loss	(1,775,753)	(3,408,427)

Other (Expenses) Income, Net
Other income	161,600	40,567
Interest expense	(3,179,672)	(446,027)
Derivative income (loss)	25,046,489	(30,212,400)
Total other expenses (income), net	22,028,417	(30,617,860)

Net Income (Loss)	20,252,664	(34,026,287)

Deemed dividend on Series A Convertible Preferred Stock	--	124,848
Deemed dividend on Series C Convertible Preferred Stock	--	2,465,000

Net Income (Loss) Applicable to Common Shareholders	$20,252,664	$(36,616,135)

Basic Income (Loss) Per Common Share	$1.33	$(3.42)

Diluted Income (Loss) Per Common Share	$1.25	$(3.42)

Weighted Average Number of Common Shares Outstanding - Basic	15,228,294	10,691,584
- Diluted	16,266,487	10,691,584

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

			Series A		Series B
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - January 1, 2005	139,260	$139	-	$-	-	$-

Issuance of Series A Convertible Preferred Stock	-	-	124	-	-	-
Net loss through February 14, 2005	-	-	-	-	-	-
Balance - February 14, 2005	139,260	139	124	-	-	-
Impact of applying push down accounting	-	-	-	-	-	-
Acquisition of EOIR	12,000,000	12,000	-	-	-	-
Amortization and remeasurement of stock-based compensation	-	-	-	-	-	-
Issuance of common stock to Markland in connection with the Genex acquisition	1,954,023	1,954	-	-	-	-
Issuance of Series B and C Convertible Preferred Stock and warrants	-	-	-	-	1,149,425	1,149
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-	(632,182)	(632)
Common Stock issued in conjunction with warrant exercises	208,910	209	-	-	-	-
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	-	-	-	-	-
Balance - June 30, 2005 (restated)	14,302,193	14,302	124	-	517,243	517
Conversion of Series A Convertible Preferred Stock into common stock	282,669	283	(60)	-	-	-
Conversion of Series C Convertible Preferred Stock into Common Stock	517,240	517	-	-	-	-
Common Stock issued in conjunction with warrant exercises	354,921	355	-	-	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	410,888	410	-	-	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-	(517,243)	(517)
Amortization and forfeiture of stock-based compensation	-	-	-	-	-	-
Stock-based compensation related to restricted stock grants	-	-	-	-	-	-
Reclassify derivative liability to equity	-	-	-	-	-	-
Net income	-	-	-	-	-	-
Balance - June 30, 2006	15,867,911	$15,867	64	$-	-	$-

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	Series C
	Convertible		Subscription	Unearned
	Preferred Stock		Receivable	Compensation
	Shares	Amount	Amount	Amount

Balance- January 1, 2005	-	$-	$(7,035)	$-
Issuance of Series A Convertible Preferred Stock	-	-	-	-
Net loss through February 14, 2005	-	-	-	-
Balance - February 14, 2005	-	-	(7,035)	-
Impact of applying push down accounting	-	-	7,035	-
Acquisition of EOIR	-	-	-	(2,175,542)
Amortization and remeasurement of stock based compensation	-	-	-	634,052
Issuance of common stock to Markland in connection with the Genex acquisition	-	-	-	-
Issuance of Series B and C Convertible Preferred Stock and warrants	1,149,425	1,149	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-
Common stock issued in conjunction with warrant exercises	-	-	-	-
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	-	-	-
Balance - June 30, 2005 (restated)	1,149,425	1,149	-	(1,541,490)
Conversion of Series A Convertible Preferred Stock to Common Stock	-	-	-	-
Conversion of Series C Convertible Preferred Stock to Common Stock	(517,240)	(517)	-	-
Common Stock issued in conjunction with warrant exercises	-	-	-	-
Common stock issued in connection with liquidated damages associated with registration rights agreements	-	-	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-
Amortization and forfeiture of stock based compensation	-	-	-	1,541,490
Stock based compensation related to restricted stock grants	-	-	-	-
Reclassification of derivative liability to equity	-	-	-	-
Net income	-	-	-	-
Balance - June 30, 2006	632,185	$632	$-	$-

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity (Deficit)
	Amount	Amount	Amount

Balance - January 1, 2005	$15,229,318	$(15,531,599)	$(309,177)
Issuance of Series A Convertible Preferred Stock	124,848	-	124,848
Net loss through February 14, 2005	-	(2,250)	(2,250)
Balance February 14, 2005 -	15,354,166	(15,533,849)	(186,579)
Impact of applying push down accounting	(15,356,554)	15,533,849	184,330
Acquisition of EOIR	16,533,761	(1,466,566)	12,903,653
Amortization and remeasurement of stock based compensation	158,832	-	792,884
Issuance of common stock to Markland in connection with the Genex acquisition	6,099,304	-	6,101,258
Issuance of Series B and C Convertible Preferred Stock and warrants	2,451,124	-	2,453,422
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	632	-	-
Common Stock issued in conjunction with warrant exercises	4,307,575	-	4,307,784
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	(34,024,037)	(34,024,037)
Balance June 30, 2005 (restated)	29,548,840	(35,490,603)	(7,467,285)
Conversion of Series A Convertible preferred stock to common stock	(283)	-	-
Conversion of Series C convertible Preferred Stock to Common Stock	-	-	-
Common Stock issued in conjunction with warrant exercises	(355)	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	2,104,051	-	2,104,461
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	517	-	-
Amortization and forfeiture of stock based compensation	(1,445,151)	-	96,339
Stock based compensation related to restricted stock grants	279,428	-	279,428
Reclassification of derivative liability to equity	1,917,127	-	1,917,127
Net income	-	20,252,664	20,252,664
Balance June 30,2006	$32,404,174	$(15,237,939)	$17,182,734

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

 TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	2006	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$20,252,664	$(34,026,287)

Adjustment to reconcile net income (loss) to net
cash provided by operating activities:
Derivative (income) loss	(25,046,489)	30,212,400
Common stock issued in settlement of liquidated damages	2,104,461	--
Depreciation of property and equipment	385,032	120,524
Accrued interest on note payable paid in Series A Convertible Preferred Stock	--	7,690
Amortization of intangible assets	1,747,347	611,471
Acquired in-process research and development	--	2,095,000
Stock-based compensation	375,767	1,044,512
Non-cash interest expense	293,592	110,097
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(3,832,138)	(356,042)
Inventory and work in process	281,211	(183,704)
Deposits and prepaid expenses and other current assets	(83,824)	(46,969)
Restricted cash	--	(250,000)
Due to related parties	(1,553,960)	295,638
Accounts payable	2,795,528	4,464,187
Accrued expenses and other current liabilities	3,183,845	326,307
NET CASH PROVIDED BY OPERATING ACTIVITIES	903,036	4,424,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of Genex Technologies, Inc., net of cash acquired	--	(2,515,516)
Proceeds from the sale of property and equipment	29,956	--
Cash acquired in acquisition of E-OIR Technologies, Inc.	--	1,916,079
Purchase of property and equipment	(324,499)	(65,657)
NET CASH USED IN INVESTING ACTIVITIES	(294,543)	(665,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series A Convertible Preferred Stock	--	50,000
Proceeds from sale of Series B and C Convertible Preferred Stock and warrants, net	--	3,512,422
Payment of note payable and long-term debt	(2,858,891)	(1,709,683)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,858,891)	1,852,739

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,250,398)	5,612,469
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,612,608	139

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,362,210	$5,612,608

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

	2006	2005 (Restated)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$576,620	$325,503

Taxes	$--	$500
Non-cash investing and financing activities:

Conversion of notes payable and accrued interest into Series A
Preferred Stock	$--	$74,848

Common Stock issued in exchange for shares of Markland
Technologies, Inc. used in conjunction with the acquisition of
Genex Technologies, Inc.	$--	$6,101,258
Common Stock issued in conjunction with the acquisition
of E-OIR Technologies, Inc.	$--	$12,903,653

Deemed dividend Preferred Stock - beneficial conversion
feature - Series A	$--	$124,848

Deemed dividend Preferred Stock - beneficial conversion
feature - Series C	$--	$2,465,000

Reclassification of derivative liability to equity	$1,917,127	$4,307,784

Inventory transferred to Markland	$105,218	--

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

On February 14, 2005, the Company acquired 100% of the outstanding common stock of Genex Technologies, Inc. The transaction had the following non-cash impact on the balance sheet:

Accounts receivable	$166,557
Inventory and work in process	222,957
Prepaid expenses and other current assets	25,403
Property and equipment	44,000
Intangible assets, goodwill and in-process research and development	8,702,149
Accounts payable	(314,718)
Accrued expenses and other current liabilities	(229,574)
Equity issued	(6,101,258)

Net cash used for acquisition, net of cash acquired of $784,485	$2,515,516

On the date of the acquisition of Genex Technologies, Inc. and the application of push-down accounting (see Note 3), Technest Holdings, Inc. had net accounts payable of $184,330.

On August 17, 2005, the Company acquired 100% of the outstanding common stock of E-OIR Technologies, Inc. from Markland, Technest’s majority shareholder. As this was a transaction between entities under common control, Technest recognized the net assets of EOIR at their carrying amounts in the accounts of Markland at the date Technest came into Markland’s control group, February 14, 2005. The financial statements previously issued have been adjusted retroactively (restated) to reflect the transaction as of that date and to include the activity of EOIR from that date forward. The transaction had the following non-cash impact on the balance sheet:

Accounts receivable	$7,044,264
Prepaid expenses and other current assets	73,406
Property and equipment	873,640
Intangible assets and goodwill	21,371,550
Accounts payable	(5,615,425)
Accrued expenses and other current liabilities	(1,109,208)
Notes payable	(9,943,408)
Due to related parties	(1,707,245)
Equity issued	(12,903,653)
Cash acquired in acquisition	$1,916,079

See notes to consolidated financial statements.

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006 AND THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

1. NATURE OF OPERATIONS

Business and Basis of Presentation

Technest Holdings, Inc. (“Technest” or “the Company”) had no operations between October 10, 2003 and February 14, 2005.

On February 14, 2005, Technest became a majority-owned subsidiary of Markland Technologies, Inc. (“Markland”), a homeland defense, armed services and intelligence contractor. Markland is a public company with a class of equity securities registered pursuant to Section 12(g) of the Exchange Act. Technest issued to Markland 1,954,023 shares of its common stock, representing a 93% ownership interest in Technest’s common stock, in exchange for 10,168,764 shares of Markland common stock valued at $6,101,258 which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”) (see Note 3).

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

In connection with the Genex acquisition, the accounts of Technest have been adjusted using the push down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired (see Note 3).

We operate in five principal technical areas: Advanced Sensor Systems, Imaging and Intelligence Solutions, Operational Management, Intelligent Surveillance, and Chemical and Explosive Detection.

Advanced Sensor Systems

Advanced Sensor Systems is engaged in design, research and development, systems integration, sustainment, support, and upgrade of advanced sensor systems for the U.S. military; this includes high performance targeting and surveillance sensors, driving enhancements, rifle sights, fusion and automatic target recognition, mine and minefield detection, mine neutralization, minefield breaching, sensor system performance modeling and analysis, virtual prototyping, simulation-based analyses, high-performance multi-color Focal Plane Array (FPA), multi-function lasers, distributed sensor networks, Long Wavelength Infrared (LWIR) and Short Wavelength Infrared (SWIR) arrays, unattended ground sensors, and rapid prototyping.

The majority of the work performed by Advanced Sensor Systems is carried out through an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. We retain non exclusive rights to sell the technologies that we develop under this contract. Our main products, developed or nearing development, include Interchangeable Wide Area Search Surveillance System (IWAS3), Safety Evaluation Range Training System (SERTSTM), Universal Sensor Remoting Device (USRD), Pelco Camera Translators, WinProcTM, IProcTM, GPS GroundTruther, TTAASPTM, and EOIRTATM.

Imaging and Intelligence Solutions

Imaging and Intelligence Solutions is engaged in the design, research and development, integration, analysis, modeling, and training of classified solutions in support of the United States’ intelligence community and homeland security.

We provide support to the NGA College, including program management support, curriculum development and instruction in Geospatial and Imaging Analysis, Advanced Geospatial Intelligence, and Measurements and Signal Intelligence. We develop core curriculum: platform, web- and computer-based training; and maintain the Soft Copy Keys Program. We develop specialized tools and algorithms for atmospheric computation and full-spectrum signal processing, promote imaging standards, evaluate new technology, assist users with Advanced Geospatial Intelligence technologies, and maintain spectral libraries used throughout the Intelligence Community. For the National Ground Intelligence Center, we provide systems modeling, intelligence analysis for military operations and disaster relief, and we develop and integrate remote triggering devices and monitoring stations used in field testing and air-and ground-based sensor analysis. We support maritime advanced geospatial imagery exploitation and counter drug operations, as well as all-source analysis for Army operational forces.

The Advanced Technologies Research and Development group of Genex is focused on developing our imaging technology portfolio via advanced research in 3D facial recognition, intelligent surveillance 3D imaging, and medical imaging. By integrating our marketing pursuits with our R&D efforts, we expect to bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) fully integrated Surematch™ suite of 3D facial recognition software application programs; (ii) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (iii) detection of concealment of intent using thermal and 3D imaging to support anti-terrorist efforts; (iv) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (v) more effective and less risky radiation treatment for cancer by use of 3D imaging for patient positioning.

Operational Management

Operational Management is engaged in the program management, integration, training, logistics, analysis, and field support of numerous projects for the U.S. military.

We provide program management support for the Marine Corps Systems Command (MCSC), which includes providing logistical support of current projects and integration with legacy systems. We also are assisting in the development of the Electro-Optical Test Facility (EOTF) for the Program Manager Optics and Non-Lethal Systems (PM ONLS). This encompasses the full life-cycle of the test facility; as we will design the facility, oversee the procurement of equipment, develop standard operating procedures, and manage the thermal testing portion of the lab. We provide systems integration, board design, training, and field support for products, such as DoubleShot, which is currently actively deployed in Operation Iraqi Freedom (OIF) in support of the Marine Corps Warfighting Lab (MCWL). In addition, we represent the Marine Corps in the joint development of Joint Chemical Agent Detector (JCAD), Joint Service Light Standoff Chemical Agent Detector (JSLSCAD), Joint Service Light Nuclear, Biological, Chemical, Reconnaissance System (JSLNBCRS), as well as other engineering technology in support of the MCSC Chemical, Biological, Radiological, Nuclear Defense (CBRND) team. This support consists of testing emerging technology, providing logistical support and management of legacy systems. We also provide systems integration support for the Directed Energy Technology Office (DETO) at Naval Surface Warface Center Dahlgren Division (NSWCDD) integrating various sensors, such as Driver Viewer Enhancer and Blue Force Tracker, into a prototype directed energy system in support of OIF.

Intelligent Surveillance

Intelligent Surveillance is engaged in the design, research and development, integration, analysis, modeling, system networking, and support of advanced surveillance and three-dimensional imaging devices and systems.

We provide full life-cycle support, technology, and very specialized expertise in the areas of real-time embedded image processing, software and systems engineering, as well as three-dimensional facial recognition. We also develop re-configurable, multi-sensor systems with unique, nonstandard architectures. In addition, we develop sensors for detection of concealment of intent using thermal and three-dimensional imaging, devices for early detection of cancer using non-invasive and non-radiological diffuse optical tomography, and more effective and less risky radiation treatments for cancer by using three-dimensional imaging for patient re-positioning. Our major products, developed or nearing development, include our OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, Omnivision, Small Tactical Ubiquitous Detection System (STUDS), and 3D SketchArtist.

Chemical and Explosive Detection

Chemical and Explosive Detection is engaged in the design, research and development, software and hardware engineering, integration, training, and networking of advanced Chemical/Biological and Improvised Explosive Devices detection sensors.

We provide technologies that reliably detect the presence of chemical, biological, and explosive devices or components from stand-off distances utilizing multi-spectral electro-optical sensing methods. We also provide Chemical/Biological and Improvised Explosive Devices simulators and real-time training devices with product specific specifications. Our major products,developed or nearing development, include our Shipboard Automatic Chemical Agent Detection and Alarm (ACADA), Automated, Adaptive Chemical Examination System (AACES), and M22 Simulator.

Reorganization and Restatements

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

Technest also corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") 00-19 (See Notes 2 and 5). For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

The impact of the restatement on the financial statements for the six months ended June 30, 2005 to include EOIR from February 14, 2005 and to correct the accounting for the warrants is as follows:

	As originally stated	Impact of EOIR	Impact of derivatives	Total impact of restatement
Net loss	$(2,728,639)	$(1,085,248)	$(30,212,400)	$(31,297,648)

Net loss applicable to common stockholders	$(4,903,487)	$(1,085,248)	$(30,627,400)	$(31,712,648)

Net loss applicable to common stockholders per common share	$(3.02)	$2.46	$(2.86)	$(0.40)

The net loss applicable to common stockholders per common share increased from ($3.02) to ($3.42) as a result of the acquisition of EOIR, the correction of the accounting for the warrants and the resulting restatement described above. Although the net loss applicable to common stockholders increased from ($4,903,487) to ($36,616,135), the additional 12,000,000 shares of common stock issued in the acquisition of EOIR increased the weighted average number of common shares outstanding from 1,624,918 to 10,691,584. The impact of the increased weighted average common shares outstanding significantly offset the additional net loss resulting in a small net increase in net loss applicable to common stockholders per common share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiaries, Genex Technologies, Inc. and E-OIR Technologies, Inc. Genex was acquired on February 14, 2005. On August 17, 2005, Technest purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As the transfer of EOIR was a transaction between entities under common control, the Company has restated its financial statements as though the transfer of EOIR occurred on the date Technest became part of Markland’s control group, February 14, 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

The purchase method of accounting was used by Technest to record the assets acquired and liabilities assumed of Genex Technologies, Inc. on February 14, 2005. Accordingly, the accompanying financial statements of Technest Holdings, Inc. as of and for periods ended subsequent to the acquisition are not comparable in all material respects to the financial statements of Technest as of and for periods ended prior to the acquisition.

Fiscal Year-end

On June 30, 2005, the Board of Directors of Technest unanimously voted to change the fiscal year-end from December 31 to June 30.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, carrying value of goodwill, useful lives of intangible assets, the amount due to contracting government agencies as a result of their audits, the fair value allocation of consideration paid to the net assets of businesses acquired, the realizability of deferred tax assets and the fair value of derivative liability and equity instruments issued.

Concentrations and Risks

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2006.

A significant portion of revenue is generated from contracts with Federal government agencies, including one contract with the U.S. Army expiring July 2007 which represented approximately $70,310,000 of revenue in the year ended June 30, 2006. Consequently, a significant portion of accounts receivable are due from Federal government agencies either directly or through other government contractors.

Technest is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of June 30, 2006.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2006. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life or lease term
Vehicles	5 years

Property and equipment consisted of the following at June 30, 2006:

Software	$169,077
Computer equipment	665,111
Furniture and fixtures	345,275
Leasehold improvements	222,338
Vehicles	33,670
1,435,471
Less accumulated depreciation	(663,187)
$772,284

Depreciation expense for the year ended June 30, 2006 and the six months ended June 30, 2005 was $385,032 and $120,524, respectively.

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

With the acquisition of Genex, Technest acquired Commercialized Technology (patents) relating to 3D facial recognition cameras and Contracts and Customer Relationships from the application of 3D imaging technologies to breast cancer research for the National Institute of Health and disposable sensors and 3D face mapping for the Department of Defense. The amounts assigned to definite-lived intangible assets were determined by management based on a number of factors including an independent purchase price allocation analysis. These assets have an estimated useful life of five years.

With the acquisition of EOIR, Technest acquired Contracts and Customer Relationships (see Note 3) related to sensor and chemical detection technologies with estimated useful lives of nine and ten years, respectively. The amounts assigned to definite-lived intangible assets were determined by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, Financial Accounting Standards Board (“FASB”) Concepts Statement Number 7 and Emerging Issued Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2006, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable and accounts payable approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR (see Note 6) have been recorded at their fair value, as determined and valued by management considering various factors including an independent appraisal done by a valuation and financial advisory firm, which is less than the face value due to a below market interest rate.

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

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The Company participates in teaming agreements where it is the primary contractor and it also participates with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” discusses the factors or indicators which should be considered in evaluating whether a company should recognize revenue based on (a) the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The Task Force reached a consensus that this is a matter of judgment that depends on the relevant facts and circumstances. The Company considered that it is the primary obligator in these arrangements and has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. The Company also considered that, as the prime contractor it accepts risks for these customer funded tasks. The Company also considered that in many cases part of the services ordered by the customer are performed by the Company itself. Further in some cases the Company has discretion in supplier selection and also a reasonable latitude to establish the price with the customer for the service. The Company believes that based on the aforesaid considerations it meets with the criteria for Gross Revenue Reporting as discussed in EITF Issue No. 99-19. The Company therefore includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members.

Revenues from teaming agreements for the year ended June 30, 2006 and the six months ended June 30, 2005 were $4.4 million and $1.7 million respectively.

Shipping Costs

Delivery and shipping costs are included in contract revenue and direct costs in the accompanying statements of operations.

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

Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by weighted-average common shares outstanding during the year. Diluted net income(loss) per share is computed by dividing net income(loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share in the year ended June 30, 2006:

2006
Weighted-average shares outstanding for basic net income per share	15,228,294
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	632,178
Warrants to purchase common stock	99,968
Total shares for diluted net income per share	16,266,487

Common stock equivalents, consisting of, Series A and C Convertible Preferred Stock, options and warrants were not included in the calculation of the diluted loss per share for the six months ended June 30, 2005 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. As described in Note 9, common stock equivalents totaling 2,624,016 shares have been excluded from the calculation of net loss per share because they were antidilutive.

Net income (loss) per share for the period ended June 30, 2005 has been retroactively restated to reflect a 1 for 211.18 reverse stock split effective at the close of business on July 19, 2005.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in year ended June 30, 2006 and the six months ended June 30, 2005.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in year ended June 30, 2006 and the six months ended June 30, 2005.

Derivative Instruments

Technest generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company's common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.

Stock-Based Compensation

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income (loss) for the year ended June 30, 2006 and the six months ended June 30, 2005.

	Year ended June 30, 2006	Six months ended June 30, 2005
Net income (loss), as reported	$20,252,664	$(34,026,287)
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339	634,052
Deduct: stock-based employee compensation under fair value method	(118,232)	(1,097,587)
Pro forma net income (loss)	20,230,771	(34,489,822)
Deemed dividends on Series A and C Convertible Preferred Stock	--	(2,589,848)
Pro forma net income (loss) applicable to common stockholders	$20,230,771	$(37,079,670)
Basic income (loss) applicable to common stockholders per common share	$1.33	$(3.42)
Diluted income (loss) applicable to common stockholders per common share	$1.25	(3.42)
Pro forma basic income (loss) applicable to common stockholders per common share	$1.33	(3.47)
Pro forma diluted income (loss) applicable to common stockholders per common share	$1.24	$(3.47)

The assumptions used and weighted average information for the year ended June 30, 2006 and six months ended June 30, 2005 is as follows:

Fair value of stock	$0.12
Exercise price	$0.06
Expected dividend yield	0%
Expected lives (in years)	9
Volatility	69%
Risk-free interest rate	3.53%

Stock-based employee compensation relates to Markland issuances of its shares of common stock and options to purchase its common stock to employees of the Company (see Note 7) as well as issuances of Technest restricted stock to employees.

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

As permitted by SFAS No. 123, the Company currently accounts for the share-based payments made by Markland to its employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. However, grants of Markland stock to employees have always been recorded at fair value as required under existing accounting standards. The Company does not expect the adoption of SFAS No. 123(R) to have a material effect on its results of operations. However, the Company’s results of operations could be materially affected by share-based payments issued after the adoption of SFAS 123(R). The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted by Markland or Technest to the Company’s employees in the future.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than an operating cash flow under current accounting literature. Since the Company does not currently receive the benefit of tax deductions in excess of recognized compensation cost, because of its net operating loss position, the change will have no immediate impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154")". SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”, an Interpretation of SFAS No. 109 (“FIN 48”), which clarifies the criteria for recognition and measurement of benefits from uncertain tax positions. Under FIN 48, an entity should recognize a tax benefit when it is “more-likely-than-not”, based on the technical merits, that the position would be sustained upon examination by a taxing authority. The amount to be recognized, given the “more likely than not” threshold was passed, should be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Furthermore, any change in the recognition, derecognition or measurement of a tax position should be recognized in the interim period in which the change occurs. The Company expects to adopt FIN 48 as of July 1, 2007, and any change in net assets as a result of applying the Interpretation will be recognized as an adjustment to retained earnings on that date. The Company does not expect the adoption of FIN 48 to have a material effect on the consolidated financial position or results of operations.

In September 2006, the FASB issue SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 17, 2007 and interim periods within those fiscal years. The Company is evaluating the impact of adopting SFAS 157 on our consolidated financial position, results of operations and cash flows.

3. ACQUISITIONS

Purchase by Markland Technologies, Inc.

On February 14, 2005, in conjunction with a Securities Purchase Agreement between Technest and Markland, Technest issued 1,954,023 shares of common stock to Markland Technologies, Inc. in exchange for 10,168,764 shares of Markland’s common stock valued at $6,101,258 (“the Markland Investment”). The common stock issued to Markland represented 93% of Technest’s outstanding common stock. Consequently, Technest became a majority owned subsidiary of Markland on that date. The Securities Purchase Agreement contains provisions that may require Markland to deliver additional shares of its common stock to Technest in conjunction with the acquisition of Genex Technologies, Inc. (see below) and conversion of the Series B Convertible Preferred Stock (see Note 7).

Purchase of Genex Technologies, Inc.

The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005 (the "Merger Agreement"), by and among Markland, Technest, MTECH Acquisition, Inc. ("MTECH") (a wholly-owned subsidiary of Technest), Genex and Jason Geng, the sole stockholder of Genex.

In accordance with the terms of the Merger Agreement, on February 14, 2005, MTECH merged with and into Genex, with Genex surviving the merger as a wholly-owned subsidiary of Technest. As a result of the merger, all of the outstanding shares of the capital stock of Genex were automatically converted into the right to receive in the aggregate: (i) $3 million of cash; (ii) 10,168,764 shares of Markland's common stock (the shares of Markland common stock issued to Technest in the Markland Investment); and (iii) if earned, contingent payments in the form of additional shares of Technest common stock.  Contingent payment of additional shares of Technest common stock was to be paid each of the three years following the merger date based on amounts equal to 30% of Gross Revenue, as defined, in excess of Gross Revenue for the year ended December 31, 2004. The number of shares of Technest common stock to be used was based on the average volume-weighted closing bid price of Technest common stock on the OTC Bulletin Board for the twenty (20) trading days prior to the day before the date of the Agreement.  A brokerage fee in connection with this acquisition of $300,000 was also paid. In addition, Mr. Geng was to receive a twelve month unsecured promissory note in the principal amount of $550,000 bearing interest at the rate of 6% per annum. Mr. Geng's share consideration was to be adjusted to reflect changes in the closing bid price of Markland common stock in the 10 trading days following February 14, 2005, subject to limitations set forth in the Merger Agreement. Following the acquisition, the Company discovered what it believes were material misrepresentations made by Mr. Geng in the Merger Agreement related to the status of regulatory audits, the impact of certain internal control deficiencies and the non-disclosure of ongoing government investigations into certain conduct by Mr. Geng and Genex prior to Technest's acquisition, among others. As a result of damages arising in connection with these breaches, the Company has refused to issue the promissory note, the additional Markland share consideration, the contingent payments of Technest common stock or the additional cash payments of profits from the commercialization of Intraoral Technologies. In addition, Mr. Geng’s employment with Genex was terminated and the Company has ceased paying his salary under the employment agreement. To date, Mr. Geng has not contested Technest’s position, has not sought payment and Technest believes that the possibility that it will have to issue additional shares or other consideration is remote. In consideration of the unresolved contingencies and in accordance with SFAS No. 141, “Business Combinations”, paragraphs 25-27, Technest has excluded from its purchase accounting the promissory note, the contingent additional Markland share consideration, the contingent payments of Technest common stock or the contingent additional cash payments.

A summary of the allocation, as determined by management in consideration of a number of factors including an independent valuation, of the aggregate consideration for the merger to the fair value of the assets acquired and liabilities assumed is as follows:

Cash	$3,300,000
Shares of Markland Technologies, Inc. common stock	6,101,258
Total Purchase Price	$9,401,258

Fair value allocation to net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $784,482	$1,199,402
Property and equipment	44,000
Fair value of liabilities assumed -
Accounts payable & accrued expenses	(544,292)
Fair value of identifiable net tangible assets acquired	699,110
Intangible assets - intellectual property	161,110
In-process research and development	2,095,000
Commercialized patents	440,000
Contracts and customer relationships	1,130,000
Goodwill	4,876,038
Total	$9,401,258

As a result of the transaction being structured as a stock acquisition, Technest does not expect any goodwill or other identifiable intangible assets resulting from the transaction to be deductible for income tax reporting purposes. Consequently, no deferred tax assets were recorded in connection with the merger.

In connection with the Genex acquisition, Technest also raised gross proceeds of $5,000,000 through a private placement of units consisting of 1,149,425 shares of Series B Convertible Preferred Stock, 1,149,425 shares of Series C Convertible Preferred Stock and warrants to purchase 1,149,425 shares of Technest’s Common Stock (see Note 7).

The appraisal method used in valuing in-process research and development (“IPR&D”) was Discounted Economic Income Computation Discount Rate.

The discount rate of 24 percent was developed from the Weighted Average Cost of Capital using the following assumptions:

WACC Equation

	WACC	=	SE(Kse)+ D(Kd)(1-t)

Where:	SE	=	Percentage Of Stockholder Equity	100%
	Kse	=	Return on Equity (Build-Up)	24%
	D	=	Percentage Of Capital Debt	0%
	Kd	=	Marginal Corporate Interest Rate	7%
	t	=	Marginal Corporate Tax Rate	40%
And:	WACC	=		24%

The return on stockholder equity was computed using the Build-Up Method:

Build-Up Equation

	Kse	=	Rf + Rp1 + Rp2 + Rp3

Where:	Rf	=	Risk Free Rate Of Return	4.5%
	Rp1	=	Equity Risk Premium	5.9%
	Rp2	=	Size Premium	4.0%
	Rp3	=	Additional Risk Premium	9.6%
And:	Kse	=		24.0%

Timing Of Cash Flows

Management provided a valuation firm a list of 25 projects in-house at the valuation date of which 11 were classified as IPRD. For each of the 25 projects, management provided a timeline for revenue generation for fiscal years 2006 to 2010. Management also provided company-wide financial projections for fiscal years 2006 to 2010. Using management’s projected timeline for revenue generation, appropriate expenses were allocated to the IPRD projects by the valuation firm.

Description Of Each IPRD Project

1.	Electronic Funnel/contraband detection
2.	Miniature Optical Sensor - Darpa/Navair
3.	Smart Obstacle Avoidance Sensor Systems - Navy/Special Forces
4.	Chemical Detection Trainers - Army/Marines
5.	NoseCam - Commercial
6.	NailCam - Commercial
7.	Prototypes And Product Development: Navigation
8.	Prototypes And Product Development: Intelligence and Surveillance
9.	Prototypes And Product Development: Explosive/Chemical Detection
10.	Prototypes And Product Development: Intelligent Surveillance Sensors
11.	Prototypes And Product Development: Explosive/Chemical Detection

Because the nature of many of these IPR&D projects are classified by the Department of Defense, the Company reports on these projects collectively as a mass asset.

Acquisition of EOIR and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest’s majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2005 and the Company has restated its financial statements to include EOIR from this date (see Note 1). Markland acquired EOIR on June 29, 2004.  EOIR generated approximately 97% of Markland’s revenue for its latest fiscal year ended June 30, 2005. In conjunction with Markland’s acquisition of EOIR, Markland granted certain stock-based compensation to the employees of EOIR. As of February 14, 2005, there was unearned compensation related to these Markland issuances of $2,175,542 (see Note 7).

Pro Forma Information

Unaudited pro forma financial information for the six months ended June 30, 2005 had the acquisitions of Genex and EOIR been completed as of January 1, 2005, is as follows:

Six months ended June 30, 2005
Revenues	$33,779,982

Net loss	$(32,488,450)

Deemed dividends on beneficial conversion
to preferred stockholders	$--

Net loss applicable to common stockholders	$(32,488,450)

Net loss applicable to common stockholders per common share	$(2.30)

Push-Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing (see Note 7) represent a collaborative group brought together to promote the acquisition of Genex, the push-down basis of accounting has been applied to the acquisition of Technest by Markland. In accordance with the push-down basis of accounting, Technest recorded Genex’s net assets at their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed per the allocation summary shown in the Purchase of Genex Technologies, Inc. above and Technest’s accumulated deficit was reset to zero as of the acquisition date. The purchase price was allocated to the estimated fair value of Genex’s assets and liabilities by management in consideration of a number of factors including an independent purchase price allocation analysis.

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

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30, 2006:

	Amount	Useful life (years)
Patents - Genex - commercialized technology	$440,000	5
Patents - Genex - other	161,110	15
Customer relationships and contracts - Genex	1,130,000	5
Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,944	10
	15,038,054
Accumulated amortization	(3,485,525)
Net definite-lived intangible asset	$11,552,529

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals in accordance with EITF 02-17. In determining the estimate useful life of the customer relationships and contracts, the Company considered a number of factors including, its history with these customers which dates back to 1993, the remaining term of existing contracts, the status of outstanding bids submitted for additional contracts or contract extensions, the stage of development of the major tasks covered by existing contracts, the likelihood of receiving additional contracts or contract extensions and the term over which the Company could reasonably predict future revenues from existing customers.

Amortization expense was $1,747,347 and $611,471, for the year ended June 30, 2006 and the six months ended June 30, 2005, respectively. Future amortization expense related to the definite-lived intangible asset over the next five years is $1,786,046 per year.

5. DERIVATIVE LIABILITY

On February 14, 2005, in conjunction with the issuance of Technest’s Series B and C Convertible Preferred Stock, the Company issued warrants to purchase 1,149,425 shares of common stock at $6.50 per share. The shares issuable upon exercise of these warrants are covered by a Registration Rights Agreement which requires the Company to pay certain liquidated damages in the event that the Company does not have an effective registration statement. Due to the significance of the liquidated damages potentially due under the Registration Rights Agreement, the Company must conclude that settling the warrants in unregistered shares was “uneconomic”. Since it is not within the Company’s control to settle the warrants in registered shares, the Company is required to assume that the warrants will be net-cash settled. As a result, under EITF No. 00-19, the warrants did not meet the definition of equity instruments.

Upon issuance, the relative fair value of the warrants, net of issuance costs, $1,059,000, was recorded as a derivative liability. The warrants were marked-to-market each period with changes in the fair value being charged (credited) to the statement of operations. As of June 30, 2005, the fair value of the warrants was determined to be $26,963,616.

On September 30, 2005, the Company amended the terms of the Registration Rights Agreement such that any liquidated damages would only be payable in common stock. As a result of this amendment, the Company was able to conclude that the settlement of the warrants in unregistered shares was no longer uneconomic. Therefore, on September 30, 2005, the then fair value of the warrants, $1,917,127, was reclassified from derivative liabilities to additional paid-in capital.

In the year ended June 30, 2006 and the six months ended June 30, 2005, changes in the fair value of the warrants recorded as derivative (income) loss in the statements of operations was $25,046,489 and ($30,212,400), respectively.

In the six months ended June 30, 2005, the Company issued 208,910 shares of common stock upon exercise of warrants. The then fair value of the warrants of $4,307,784 was reclassified to par value of common stock and additional paid-in capital upon exercise.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the assumptions described in Note 8. The warrants do not include provisions allowing for net-cash settlement, the Company has never net-cash settled any warrants and has settled all warrants to date through the issuance of unregistered shares.

6. LONG TERM DEBT

Notes Payable

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with Markland’s acquisition of EOIR’s common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes was $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 will be amortized to interest expense over the life of the note. In the year ended June 30, 2006 and the six months ended June 30, 2005, the Company amortized $293,592 and $110,097 to non-cash interest expense respectively. The face value of the notes and the unamortized discount at June 30, 2006 was $6,608,411 and $880,773, respectively. Interest expense related to these notes was approximately $533,205 and $324,000, in the year ended June 30, 2006 and the six months ended June 30, 2005, respectively. Subsequent to June 30, 2006, the Company repaid a significant portion of these notes (see Note 16). As of June 30, 2006, amounts due to employees of EOIR, including Dr. Mackin, the Company’s CEO, total $ 2,019,305.

During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158. In April 2004, the Company issued an 8% demand note in the principal amount of $10,000. On February 8, 2005, these notes and accrued interest of $7,690 were satisfied by the issuance of Series A Convertible Preferred Stock (see Note 7). There was no interest expense related to these notes for the year ended June 30, 2006 or six months ended June 30, 2005.

Other Long-Term Bank Debt

The Company's other long-term bank debt consists of the following as of June 30, 2006:

First Market Bank, secured by research equipment, dated October, 2002 with monthly payments of $3,715 including interest at LIBOR plus 2.75% (6.27% at June 30, 2006)	$19,758
First Market Bank, dated July, 2002 with monthly payments of $15,278 plus interest at LIBOR plus 2.75%, (6.27% at June 30, 2006)	31,127
$50,885

Interest expense related to other long-term debt in the year ended June 30, 2006 and the six months ended June 30, 2005 was approximately $5,527 and $9,000 respectively.

Future debt maturities for all notes payable and long-term debt are as follows for the years ending:

June 30,
2007	$50,885
2008	2,203,000
2009	2,203,000
2010	2,202,411
Total	6,659,296
Less: debt discount	(880,773)
$5,778,523

Line of Credit

A $500,000 line of credit was established with Virginia Community Bank in October 1999 that was extended and increased to $600,000. It was secured by current accounts receivable and required interest at the prime lending rate. The line was repaid in full and closed in September 2004. Interest expense on the Line of Credit for the six months ended June 30, 2005 was approximately $3,000.

Refinancing

Subsequent to year-end, the Company obtained additional bank financing and repaid a significant portion of the notes payable above (see Note 16). Had the financing been obtained as of June 30, 2006, the pro forma current and non-current portion of long-term debt would have been as follows:

Current portion of long-term debt	$2,982,448
Non-current portion of long-term debt	3,676,848
Total long-term debt	$6,659,296

After repaying a portion of the notes payable, the Company received initial net cash proceeds from the additional bank financing of approximately $2,493,000.

7. STOCKHOLDERS' EQUITY (DEFICIT)

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 4,735.3 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series B and C Preferred Stock.

On February 8, 2005, the Company entered into an Exchange Agreement and a Securities Purchase Agreement with Garth LLC pursuant to which we agreed to issue 99.325 shares of our Series A Preferred Stock in exchange for $25,000 in cash and the surrender of certain of our 8% Promissory Notes held by Garth LLC (the "Notes"). Immediately prior to their surrender, the Notes had an aggregate outstanding principal balance plus accrued interest of $74,848. The Company received net cash proceeds of $25,000 from this private placement.

On February 8, 2005, the Company entered into a Securities Purchase Agreement with Verdi Consulting, Inc. pursuant to which we sold twenty five (25) shares of our Series A Preferred Stock for the aggregate consideration of $25,000.

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

During the year ended June 30, 2006, 59.694 shares of Series A Preferred Stock were converted into 282,669 shares of the Company’s common stock.

At June 30, 2006, there were 64.631 shares of Series A Preferred Stock issued and outstanding.

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

These securities were sold in units for a price of $4.35 per unit. Each unit consists of one share of Series B Preferred Stock; one share of Series C Preferred Stock and a warrant to purchase up to one share of Technest's common stock. Gross proceeds received from the sale of the units were $5,000,000. >From these proceeds, the Company paid a finder’s fee of $1,200,000 and legal fees related to the financing of $287,578.

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

Technest and the Investors entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter. On September 30, 2005, the Company amended the terms of this Registration Rights Agreement so that liquidated damages could only be paid for in the Company’s common stock at a rate of 4% of the initial subscription amount for any month (see Note 5).

Technest agreed to issue additional shares of its common stock to the Investors if the units did not have a market value of $6.525 at the end of one year. If the units did not have a market value of $6.525 on February 14, 2006, Technest would be obligated to issue in exchange for each unit a number of shares of common stock determined by dividing (i) the amount by which $6.525 exceeds the sum of the average closing bid prices of Markland’s and Technest’s common stock for the period beginning 10 trading days prior to the reset date and ending 10 trading days after the reset date by (ii) the average closing bid price of our common stock during that period. Effective October 25, 2005, there no longer any units outstanding and the Company was not obligated to issue any additional common stock.

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

In the year ended June 30, 2006, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 2,250 shares of Markland Series D Preferred Stock for 517,243 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred shares held by Markland were cancelled.

In the year ended June 30, 2006, 517,240 shares of shares of Technest Series C preferred stock were converted to 517,240 shares of common stock.

On June 30, 2006, the Company had -0- shares of Series B Preferred Stock and 632,185 shares of Series C Preferred Stock issued and outstanding.

In the year ended June 30, 2006, the Company incurred liquidated damages of $2,329,466 which was charged to interest expense related to the Company's failure to have an effective registration statement. The Company settled $2,104,461 of this obligation through the issuance of 410,888 shares of Technest common stock and there is $195,000 included in accrued expenses and other current liabilities at June 30, 2006.

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

The Company allocated the proceeds received in the Investor Financing, on a relative fair value basis, to the Series B Preferred Stock, the Series C Preferred stock and the warrants. For purposes of this allocation, the Company estimated the fair value of the Series B and C Preferred Stock based on the fair value of the common stock into which these shares could convert. The Company estimated the fair value of the warrants using the Black-Scholes pricing model. Using the effective conversion price of the Series C Preferred Stock, the Company determined that there was a beneficial conversion feature of approximately $9,672,000. The beneficial conversion feature was limited to $2,465,000, the allocated proceeds received from the Series C Preferred Stock. This beneficial conversion feature has been reflected as a deemed dividend to the Series C Preferred stockholders in the statement of operations for the six months ended June 30, 2005. As additional paid-in capital includes amounts from both common and preferred stock, there is no net impact to stockholders’ equity as a result of the deemed dividend. Since the Series B Preferred Stock converts into common stock of Markland, there was considered to be no beneficial conversion feature or deemed dividend with respect to the common stockholders of Technest.

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

During the year June 30, 2006, the company issued the following amounts of common stock:
-	282,669 shares on conversion of Series A Preferred Stock
-	517,240 shares on conversion of Series C Preferred Stock
-	354,921 shares in connection with the net share exercise of warrants
-	410,888 shares with a fair value of $2,104,461 in connection with liquidated damages, included in non-cash interest expense.

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

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	374,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	632,185
Total reserves	1,312,518

Markland Stock Options

On June 29, 2004, Markland issued options to purchase its common stock to eleven former minority owners of EOIR who continued employment with EOIR. These options have a ten year term and vest ratably over a five year period. Ten of these employees received options to purchase 9,345,737 shares of Markland common stock at a price of $.3775. On the date of grant, the intrinsic value of these options, $3,528,016, was recorded as unearned stock-based compensation and additional paid in capital. This intrinsic value will be amortized to stock compensation over the five year vesting period.

One employee received five options, each of which allows for the purchase of a number of Markland shares equal to .11799575 times a fraction of $1,600,000 divided by the fair value of Markland’s stock on the vesting date. One of these options vests each year for the next five years. The exercise price of these options will be one-half the fair value of Markland’s stock on the vesting date. The intrinsic value of these options based on the fair value of Markland’s stock on June 30, 2005 is $471,983. This intrinsic value has been recorded as unearned stock-based compensation and additional paid in capital. Due to the variable nature of the exercise price and number of Markland shares to be issued under these options, the intrinsic value will be remeasured each period until the terms are fixed. The intrinsic value of each option will be amortized over the vesting periods. As of June 30, 2005, the maximum number of Markland shares issuable under these options is 7,866,383.

During the three months ended December 31, 2004, 3,009,574 options were cancelled due to the departure of four employees. In conjunction with the departure of two of these employees, Markland modified the options so that the employees were immediately vested in 40% of the options held. Without modification, these options would have been cancelled upon termination. As a result of this modification, EOIR remeasured the intrinsic value on the remeasurement date and determined that there was no incremental value. Therefore, the Company fully amortized the remaining unearned portion of the vested options upon modification. The cancellation of the remaining unvested options resulted in a reduction in unearned compensation and additional paid-in capital of $1,136,099.

In conjunction with an employment agreement with Dr. Mackin, Markland accelerated the vesting of Dr. Mackin’s options to purchase 1,250,286 shares of the Markland’s common stock at a price of $.3775 per share. As a result of this modification, the Company remeasured the intrinsic value of the modified options and determined that there was no additional intrinsic value. The Company fully amortized the unearned compensation related to these options. In May 2005, Markland allowed Dr. Mackin to exchange options to purchase 1,250,286 shares of common stock for the same number of shares of common stock. As a result, the Company has recorded additional paid-in capital and stock compensation, included in selling, general and administrative expenses, of $137,534, equal to the fair value of the Markland common stock on the date of grant.

In accordance with AICPA Accounting Interpretation 1, Stock Plans Established by a Principal Stockholder, of APB Opinion No. 25 and FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, paragraph 14, the Company has recognized the same amount of compensation expense for these awards as has been recognized by Markland in those consolidated financial statements. For the year ended June 30, 2006 and six months ended June 30, 2005, the Company recorded in selling, general and administrative expense $96,339 and $634,052, respectively, in stock-based compensation relating to these options. As of December 31, 2005 all these options were cancelled. The expense recognized through the cancellation date approximated the portion of the options that were fully vested upon cancellation. Therefore, there was no reversal of expense upon cancellation. As of June 30, 2006 and 2005, unearned compensation related to these options was $0 and $1,541,490, respectively.

Markland Common Stock Issuances

In the six months ended June 30, 2005, Markland issued 2,754,597 shares of its common stock to employees of EOIR. As a result, the Company has recorded additional paid-in capital and stock compensation, included in selling, general and administrative expenses, of $272,926, equal to the fair value of the Markland common stock on the date of grant.

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

8. OPTIONS AND WARRANTS

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

No options were granted pursuant to the Plan during the year ended June 30, 2006 and the six months ended June 30, 2005.

Summary information with respect to stock options and warrants granted is as follows:

		Weighted Average
	Number of Shares	Exercise Price
Balance, December 31, 2004	3,896	$504.72
Issued	1,149,425	6.50
Expired	(80)	$(4,434.78)
Exercised	(267,366)	6.33
Balance, June 30, 2005	885,875	8.12
Exercised	(507,773)	(6.50)
Expired	(3,816)	3,259.17
Balance, June 30, 2006	374,286	$6.50

The following table summarizes the Company's warrants outstanding at June 30, 2006:

Warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 6.50	374,286	02/14/2010
Weighted average remaining life			3.75 years

As of June 30, 2006 all warrants are exercisable.

In connection with the Investor Financing on February 14, 2005 (see Note 7), the Company issued five year warrants to purchase 1,149,425 shares of Technest common stock at an exercise price of $6.50 per share. In accordance with the stock purchase warrant agreement, in the event a registration statement covering these shares is not declared effective within four months of the warrant issuance date, the warrant holders may exercise the warrants on a net share settlement basis. The Company did not have an effective registration statement covering these shares as of June 30, 2006. The relative fair value of these warrants of $1,508,000 was estimated using the Black-Scholes model and the following assumptions:

Exercise price	$ 6.50
Expected dividend yield	0%
Expected lives of warrants (in years)	5.0
Volatility	50%
Risk-free interest rate	3.53%

The Company estimated its expected volatility in consideration of a number of factors including its historical volatility and the volatility of comparable companies in terms of size and industry.

Upon issuance, these warrants were recorded as derivative liabilities (see Note 5).

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

In the year ended June 30, 2006, in conjunction with employment agreements, five executives of Technest were granted 267,000 shares of the Company’s common stock. These shares are restricted and vest 33.33% on each of April 1, July 1 and October 1, 2007. The fair value of these shares, $1,361,700, is being recorded as stock-based compensation in selling, general and administrative expenses on a straight line basis over the vesting period. In the year ended June 30, 2006, the Company recorded $257,619 related to these restricted stock grants.

In the year ended June 30, 2006, the Company granted 100 shares of restricted common stock to each of its employees. As a result, the Company is obligated to issue 16,800 shares of its common stock. These shares vest on May 7, 2007. The fair value of these shares, $85,680, is being recorded as stock-based compensation in selling, general and administrative expenses on a straight line basis over the vesting period. In the year ended June 30, 2006, the Company recorded $21,809 related to these restricted stock grants.

9. NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the six months ended June 30, 2005, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	588,716
Series C Convertible Preferred Stock	1,149,425
Stock options	3,816
Warrants	882,059
Total as of June 30, 2005	2,624,016

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500.

Genex Technologies, Inc., a wholly-owned subsidiary of Technest, currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Genex moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

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

Rent expense for the year ended June 30, 2006 and the six months ended June 30, 2005 was $642,313 and $220,381, respectively.

The future minimum rental payments required under operating leases that have noncancellable or original lease terms in excess of one year as of June 30, 2006 as are follows:

June 30,
2007	$674,504
2008	662,359
2009	571,562
2010	353,144
2011	190,821
Total	$2,452,390

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

The Company has accrued $68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to June 30, 2005, after which there were no additional misclassified or unallowable costs. The Company has determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at June 30, 2006.

The Company's billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.

Lien on Assets

The holders of the outstanding Sellers Notes of EOIR (see Note 6) have a primary lien on all the assets of EOIR. The balance outstanding on these Notes as of June 30, 2006 was $6,608,411. Subsequent to June 30, 2006, the Company repaid a significant portion of these notes (see Note 16).

Letter of Credit

EOIR has a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with corporate credit cards.

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

•
eligibility to receive equity awards as determined by the board of directors or a committee of the board of directors composed in compliance with the corporate governance standards of any applicable listing exchange, with an initial award of 120,000 shares for Dr. Mackin and 72,000 shares for Mr. Pereira, which shall be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and shall vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007. At June 30, 2006, no shares had been issued to either Dr. Mackin or Mr. Pereira.

Both Dr. Mackin and Mr. Pereira will be eligible to receive a bonus of up to 300% of his annual base salary. If Technest meets the goals of the board of directors in annual gross profit, the executive shall be entitled to a bonus equal to fifty percent of his annual salary.  In the event that Technest exceeds the goals of the board of directors in annual gross profit, the executive shall be entitled to an additional amount equal to five percent of the gross profit in excess of the goals of the board of directors up to the maximum allowable cash bonus. At June 30, 2006, the Company has accrued bonuses of $173,000 related to Dr. Mackin and Mr. Pereira.

The employment agreements provide that in the event that the executive's employment with Technest is terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by the executive for "Good Reason" (as that term is defined in Section 8(c) of the agreement), Technest will continue to pay the executive’s cash salary and provide health insurance through the expiration of his agreement, and in Dr. Mackin’s case, Technest will cause its wholly owned subsidiary, EOIR Technologies, Inc., to prepay the outstanding principal on the promissory note issued to Dr. Mackin in connection with the acquisition of EOIR by Markland on June 30, 2004. As of June 30, 2006, the outstanding principal amount on Dr. Mackin’s note is $608,957. In the event that the executive’s employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or health insurance or acceleration of debt payment.

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

11. INCOME TAXES

There was no provision for federal income taxes for the year ended June 30, 2006 and the six months ended June 30, 2005 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

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

At June 30, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,000,000, which will expire in various amounts through 2026.

A reconciliation of the provision (benefit) for income taxes to taxes at the federal statutory rate is as follows:

	2006	2005
Tax provision (benefit) at statutory rate	$6,886,000	$(11,568,000)
Permanent differences due to :
Derivative income (loss)	(8,516,000)	10,272,000
Stock-based compensation	95,000	358,000
In-process research and development	--	718,000
Non-deductible interest	587,000	--
Losses providing no tax benefit	915,000	--
Amortization of definite lived intangibles	--	210,000
Other	33,000	10,000
	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2006 and June 30, 2005 are as follows:

	2006	2005
Net operating loss carryforward	$4,200,000	3,500,000
Non-deductible EOIR intangibles	(4,100,000)	--
Valuation allowance	(100,000)	(3,500,000)
Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize. In the year ended June 30, 2006, the valuation allowance decreased $3,400,000 as a result of Technest's acquisition of EOIR on August 17, 2005 and EOIR's related deferred tax liability. In the six months ended June 30, 2005, there was no change in the valuation allowance.

12. RELATED PARTY TRANSACTIONS

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

During the year ended June 30, 2006 and six months ended June 30, 2005, the Company recorded as selling, general and administrative expense a management fee of $1,000,000 and $562,500, respectively, to Markland for administrative support services, engineering services and services rendered by executive officers of Markland who also functioned as executive officers of the Company (see Note 10).

During the year ended June 30, 2006, EOIR made payments to Markland of approximately $2,350,000 in conjunction with the intercompany transactions described above.

At June 30, 2006, the Company also had amounts due to Markland for cash advances, for payment of shared expenses and transfer of inventory between Markland and Technest, in the amount of $595,782. At June 30, 2005, the Company had amounts due Markland in the amount of $2,254,960.

13.  EMPLOYEE BENEFIT PLANS

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

Contributions and other costs of these plans in the twelve months ended June 30, 2006 and the six months ended June 30, 2005 were $832,020 and $257,876 respectively.

14.  LITIGATION

Technest Holdings, Inc.

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled “H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc. Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269”. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to them. H&H asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

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

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest has responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. Technest believes that the case as currently styled is fundamentally a dispute between H&H Acquisition Corp. and Ben Stein.

As of October 9, 2006, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.

EOIR Technologies, Inc.

On or about September 16, 2004, Joseph R. Moulton, Sr. initiated a lawsuit in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and our former Chief Executive Officer and former Director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Mr. Moulton was the largest single shareholder of EOIR prior to its acquisition by Markland, owning approximately 67% of the EOIR capital stock. Mr. Moulton received approximately $5,863,000 in cash and a promissory note of EOIR in the approximate principal amount of $6,967,000 for his shares of EOIR at the closing of the acquisition of EOIR by Markland.

In his complaint Mr. Moulton asserts, among other things, that Markland and EOIR breached their obligations under the Stock Purchase Agreement, dated June 30, 2004, pursuant to which Markland acquired EOIR, by terminating Mr. Moulton's employment with EOIR and removing him from the EOIR board of directors.

On August 3, 2006, Mr. Moulton, Technest, Markland, EOIR and Robert Tarini reached a settlement agreement pursuant to which upon payment of $120,000 and the pre-payment of certain EOIR outstanding promissory notes, the parties each dismissed their claims against one another. The payments required by the settlement agreement were made on August 10, 2006.

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, seeking damages in the amount of $3,000,000 regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments pursuant to severance agreements by and among the Williams’, EOIR and Markland. On August 3, 2005, EOIR and Markland filed an answer and a demurrer denying all liability. On November 4, 2005, the Court heard the demurrer filed by EOIR Technologies, Inc. and Markland Technologies, Inc. and denied it. On April 6, 2006, a hearing was held in the Circuit Court for the City of Fredericksburg, Virginia on the Williams’ motion for summary judgment. On May 4, 2006, the court granted the Williams’ motion for summary judgment with regard to liability on Count I of the Williams’ claim regarding severance payment and Count III of their claim regarding Markland’s failure to register shares of Markland’s common stock underlying their options. We have, and continue to assert that Count III of the Williams’ complaint does not allege wrongdoing by EOIR and thus, we believe that we have no liability on that claim. Count II of the claim, which seeks a declaration that the promissory notes issued to Mr. and Mrs. Williams in connection with the acquisition of EOIR by Markland on June 29, 2004 are in default and an acceleration of the payments due under those notes, was not addressed by the court’s order.

On July 27, 2006, the Company entered into an agreement with the Williams pursuant to which the Company paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continue to assert claims against us for attorney’s fees and costs on all three counts of their complaint. Count III was not addressed by this agreement.

On September 1, 2006, the Company entered into an agreement with Markland pursuant to which we agreed to indemnify Markland against any judgment for damages or attorney’s fees ordered by the Court pursuant to Counts I or II and Markland agreed to indemnify the Company against any judgment for damages or attorney’s fees ordered by the Court pursuant to Count III.

The case is currently set for trial on November 14, 15 and 16, 2006, at which time the damages, if any, for Count III will be determined as well as costs and attorney’s fees, if applicable, for Counts I, II and III.

In the event that Mr. and Mrs. Williams prevail in any of their claims against Markland, Technest shares owned by Markland would be among the assets available to satisfy a resulting judgment.

15. TRANSITION PERIOD

On June 30, 2005, the Company elected to change its fiscal year-end from December 31 to June 30 resulting in a six-month transition period. As a result, the unaudited statements for the comparable period in 2004 are set forth below.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Six Months Ended
June 30, 2004

Revenues	$-

General and administrative expenses	5,787

Loss from operations	(5,787)

Net loss	$(5,787)

NET LOSS PER COMMON SHARE:
BASIC AND DILUTED	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES:	117,951

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
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

16. SUBSEQUENT EVENTS

 Common Stock Issuances

Subsequent to June 30, 2006, the Company has issued 273,974 shares of common stock with a fair value of $706,990 in satisfaction of liquidated damages under our Registration Rights Agreement dated February 14, 2005, as amended on October 3, 2005 and February 27, 2006 for the months of June through September, 2006.

Bank Financing

On August 10, 2006, Technest, EOIR and Genex, closed on a financing (the “Financing”) under two Loan and Security Agreements with Silicon Valley Bank (the “Bank”) executed on August 4, 2006 (the “Credit Agreements”). One Credit Agreement provides for a term loan facility under which the Company may borrow term loans with an initial minimum loan of $3,000,000 (the “Term Loan Facility”). Subject to the Bank’s receipt of additional documentation for the period through the month ending December 31, 2006 and if no event of default under the Credit Agreement has occurred or is continuing, we may borrow up to an additional $1,000,000 under the Term Loan Facility on or before February 15, 2007. The other Credit Agreement provides for a one year revolving line of credit for up to $8,750,000 (the “Revolver”), provided that the Company’s borrowing under the Revolver is limited to 80% of eligible accounts receivable. In addition, the maximum amount outstanding under both Credit Agreements at any time may not exceed $10,000,000. Both the Term Loan Facility and the Revolver are secured by all of the Company’s assets and the assets of its subsidiaries, including all intellectual property.

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan Facility and borrowed approximately $4,445,000 under the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. This interest rate will be reduced to (i) the Bank’s prime rate plus 2.00% if we achieve a Fixed Charge Coverage Ratio (as defined in the Credit Agreement with respect to the Term Loan Facility) of at least 1.75 to 1.0 for three consecutive fiscal quarters after August 4, 2006 or (ii) the Bank’s prime rate plus 1.50% if we achieve a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 for three consecutive fiscal quarters after August 4, 2006. Each loan under the Term Loan Facility is repayable in 36 equal monthly principal installments plus accrued interest.

The Revolver will bear interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but the Company must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, the Company will pay a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

The financial covenants under the Term Loan require that the Company maintain, on a monthly basis tested as of the last day of each month, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all short-term indebtedness to the Bank but excluding subordinated debt and debt from affiliates) of 0.70 to 1.0 through November 30, 2006, 0.85 to 1.0 from December 31, 2006 through May 31, 2007, 1.0 to 1.0 from June 30, 2007 through August 31, 2007 and 1.20 to 1.0 from September 30, 2007 and all monthly reporting periods thereafter. If the Company does not maintain these ratios, then the sum of the Company’s cash plus 80% of eligible accounts receivable minus borrowings under the Revolver must exceed $2,000,000. The Company must maintain a Fixed Charge Coverage Ratio measured on the last day of every month for the three month period ending on the last day of such month, of at least 1:0 to 1:0 through periods ending November 30, 2006; at least 1.25:1.0 for periods ending on December 31, 2006 through May 31, 2007; and at least 1.50:1.0 for all periods thereafter. In addition, the Credit Agreements contain affirmative and negative covenants concerning the Company operations including restrictions on our ability to dispose of our assets, change our business, ownership or management, incur other indebtedness, create or permit liens on the Company’s property, make investments, pay dividends, redeem stock or engage in transactions with affiliates.

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred.

 Pre-Payment of Promissory Notes and Settlement of Moulton Litigation

The Company used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, there remains outstanding EOIR notes issued in June 2004 having a total outstanding principal balance of $1,655,893, of which $608,957 is outstanding principal owed to Technest’s current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

In addition, the Company used a portion of the proceeds of the Financing to fully settle the lawsuit initiated by Joseph R. Moulton, Sr. in the Circuit Court of Spotsylvania County, Virginia, against Markland, EOIR, and Technest’s former Chief Executive Officer and former director, Robert Tarini, in his capacity as Markland’s Chief Executive Officer. Upon an additional payment to Mr. Moulton of $120,000 and the pre-payment in full of certain outstanding EOIR notes issued in June 2004 as stated above, the parties agreed to dismiss their claims against one another.

Unregistered Sale of Equity Securities

As consideration for the Credit Agreements and in connection with the closing of the Financing, the Company issued the Bank a Warrant to purchase 75,000 shares of Technest common stock at an exercise price of $5.85 per share. The Warrant expires August 3, 2013. We also entered into a Registration Rights Agreement with the Bank pursuant to which we granted “piggy-back” and S-3 registration rights for the shares of Technest common stock underlying the Warrant. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The fair value of this warrant will be recorded as a debt issuance cost and amortized to interest expense over the term of the debt.

As consideration for the subordination of the security interest to the Bank and in connection with the closing of the Financing, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $289,359, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares. Of the remaining six other note holders, five are employees and one is a consultant. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The fair value of these shares will be recorded as debt issuance costs and amortized to interest expense over the term of the Financing.

On July 17, 2006, the Company entered into an agreement with Crystal Research Associates to have an Executive Informational Overview independently written about the company. As part of the consideration, the Company issued Crystal Research a warrant to purchase 200,000 shares of Technest common stock at an exercise price of 110% of the closing price of the Company’s stock on July 17, 2006 or $1.89. The fair value of this warrant will be charged to expense as the services are performed.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Item 10. Executive Compensation.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB	Incorporated by reference
			Form	Filing Date	Exhibit No.

2.1	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC, dated February 14, 2005		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.4	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4

4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant		8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.		8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005		8-K	February 15, 2005	4.8
4.11	Amendment No. 1 to the Registration Rights Agreement dated October 3, 2005 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.		8-K	October 7, 2005	4.2
4.12	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.		8-K	March 2, 2006	4.2
4.13	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.1
4.14	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.2
4.15	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	x

4.16	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.	x
10.1	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.		8-K	February 14, 2005	10.1
10.2	Form of 8% Promissory Note between the registrant and Garth LLC.		8-K	February 14, 2005	10.2
10.3	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.3
10.4	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.		8-K	February 14, 2005	10.4
10.5	Escrow Agreement between Markland Technologies, Inc. Technest Holdings, Inc. Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005.		8-K	February 15, 2005	10.1
10.6*	Form of Option to be granted under the 2004 Markland Stock Incentive Plan		8-K	February 15, 2005	10.6
10.7	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
10.8	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Technologies, Inc. and United States Army Night Vision and Electronic Sensors Directorate		10-QSB	November 21, 2005	10.2
10.9	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004		10-QSB	November 21, 2005	10.3
10.10	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004		10-QSB	November 21, 2005	10.4

10.11	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004	10-QSB	November 21, 2005	10.5
10.12	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29, 2004	10-QSB	November 21, 2005	10.6
10.13	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	10-QSB	February 21, 2006	10.1
10.14	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005	10-QSB	February 21, 2006	10.2
10.15	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	10-QSB	February 21, 2006	10.3
10.16	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	10-QSB	February 21, 2006	10.4
10.17	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	10-QSB	February 21, 2006	10.5
10.18	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	10-QSB	February 21, 2006	10.6
10.19	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	10-QSB	February 21, 2006	10.7

10.20	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.1
10.21	License Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.2
10.22*	Employment Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.3
10.23*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.4
10.24*	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.	8-K	March 17, 2006	10.5
10.25*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6
10.26*	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.7
10.27*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8
10.28	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.1
10.29	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.2
10.30	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.3

10.31	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.4
10.32	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	10.5
10.33*	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.6
10.34*	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.7
10.35*	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.8
10.36	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006	x
16.1	Letter from Sherb & Co.		8-K/A	August 25, 2005	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.	x
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
* Indicates a management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2006.

TECHNEST HOLDIINGS, INC.

By: /s/ Joseph P. Mackin
Joseph P. Mackin
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mackin	Chief Executive Officer, President and	October 13, 2006
Joseph P. Mackin	Chairman of the Board of Directors

/s/ Gino Miguel Pereira	Chief Financial Officer, Principal	October 13, 2006
Gino Miguel Pereira	Accounting Officer and Director

/s/Darlene M. Deptula-Hicks	Director	October 13, 2006
Darlene M. Deptula-Hicks

/s/ David R. Gust	Director	October 13, 2006
David R. Gust

/s/ Robert Doto	Director	October 13, 2006
Robert Doto