Form 10QSB
period 2006-09-30
TECHNEST HOLDINGS INC
filed 2006-11-14
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

TECHNEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 One McKinley Square, Fifth Floor, Boston, MA, 02109
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

As of November 10, 2006, there were 16,413,441 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No X

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
SEPTEMBER 30, 2006

STATEMENTS CONTAINED IN THIS FORM 10-QSB, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,243,479
Accounts receivable	7,823,897
Unbilled receivables	1,354,492
Inventory and work in process	74,659
Restricted cash	250,000
Prepaid expenses and other current assets	166,307
Total Current Assets	11,912,834

Property and Equipment - Net of accumulated depreciation and amortization of $767,800	699,822

Other Assets
Deposits	69,202
Deferred financing costs - Net of accumulated amortization of $63,467	1,220,542
Definite-lived intangible assets - Net of accumulated amortization of $3,932,037	11,106,017
Goodwill	14,035,551
26,431,312
$39,043,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$10,676,712
Accrued expenses and other current liabilities	3,882,248
Due to related party	394,412
Revolving line of credit	2,645,621
Current portion of long-term debt	1,761,125
Total Current Liabilities	19,360,118

Non Current Liabilities
Long-term debt, less current portion and discount of $208,703	2,602,724
Total Liabilities	21,962,842

Commitments and Contingencies

Stockholders' Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.325 shares issued and outstanding (preference in liquidation of $64,325 at September 30, 2006)	--
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized: 632,185 issued and outstanding (preference in liquidation of $1,375,002 at September 30, 2006)	632
Common stock - par value $.001 per share; 500,000,000 shares authorized; 16,174,031 shares issued and outstanding	16,173
Additional paid-in capital	34,174,551
Accumulated deficit	(17,110,230)
Total Stockholders' Equity	17,081,126
Total Liabilities and Stockholders' Equity	$39,043,968

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
 (Unaudited)

	2006	2005
		(Restated)
Revenues	$19,969,638	$18,996,341

Cost of Revenues	16,209,523	15,590,455
Gross Profit	3,760,115	3,405,886

Operating Expenses:
Selling, general and administrative (including $250,000 to related parties in the three months ended September 30, 2006 and 2005, respectively)	3,755,905	3,040,732
Research and development	5,424	60,745
Amortization of intangible assets	446,511	440,869
Total Operating Expenses	4,207,840	3,542,346

Operating Loss	(447,725)	(136,460)

Other (Expenses) Income, Net
Interest expense	(1,452,459)	(669,647)
Derivative income	--	25,046,489
Other income, net	27,893	30,582
Total Other (Expenses) Income, Net	(1,424,566)	24,407,424

Net ( Loss) Income	$(1,872,291)	$24,270,964

Net Income (Loss) Per Common Share - Basic	$(0.12)	$1.70
- Diluted	$(0.12)	$1.47

Weighted Average Number Of Common Shares Outstanding - Basic	16,037,913	14,302,721
- Diluted	16,037,913	16,542,444

See notes to condensed consolidated financial statements.

(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (Unaudited)

	COMMON STOCK		SERIES A CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMU-LATED DEFICIT	TOTAL STOCK-HOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance - July 1, 2006	15,867,911	$15,867	64	$--	632,185	$632	$32,404,174	$(15,237,939)	$17,182,734
Stock issued in connection with liquidated damages associated with registration rights agreements	206,341	206	--	--	--	--	556,839	--	557,045
Stock issued to note holders in connection with subordination of security interest for bank financing	99,779	100	--	--	--	--	344,138	--	344,238
Amortization of stock-based compensation related to restricted stock grants	--	--	--	--	--	--	398,630	--	398,630
Fair value of warrants issued in connection with bank financing	--	--	--	--	--	--	217,732	--	217,732
Fair value of warrants issued to a consultant	--	--	--	--	--	--	253,038	--	253,038

Net loss	--	--	--	--	--	--	--	(1,872,291)	(1,872,291)

Balance - September 30, 2006	16,174,031	$16,173	64	$--	632,185	$632	$34,174,551	$(17,110,230)	$17,081,126

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:		(Restated)

Net income (loss)	$(1,872,291)	$24,270,964

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Derivative income	--	(25,046,489)
Depreciation and amortization of property and equipment	104,613	86,933
Amortization of intangible assets	446,511	440,869
Non-cash interest expense	1,292,583	73,399
Stock-based compensation	398,630	96,339
Fair value of warrants issued to a consultant	253,038	--
Changes in operating assets and liabilities:
Accounts receivable	1,550,982	(291,212)
Unbilled receivables	699,629	--
Inventory and work in process	(54,424)	120,211
Deposits and prepaid expenses and other current assets	(5,907)	442,227
Restricted cash	--	(251,204)
Due to related parties	(201,370)	(1,325,590)
Accounts payable	(2,568,725)	(1,075,084)
Accrued expenses and other current liabilities	(966,687)	589,149
Net Cash Used In Operating Activities	(923,418)	(1,869,488)

Cash Flows From Investing Activities:
Purchase of property and equipment	(32,151)	(55,409)
Net Cash Used In Investing Activities	(32,151)	(55,409)

Cash Flows From Financing Activities:
Proceeds from term loan	3,000,000	--
Proceeds from revolving line of credit, net	2,645,621	--
Payment of debt issuance costs	(141,667)	--
Payment of loan guarantee fee to Markland	(580,372)	--
Repayment of term loan	(83,333)	--
Repayment of notes payable	(5,003,411)	(610,592)
Net Cash Used in Financing Activities	(163,162)	(610,592)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded) (UNAUDITED)

	For The Three Months Ended September 30,
	2006	2005
		(Restated)

Net Decrease In Cash	(1,118,731)	(2,535,489)

Cash And Cash Equivalents - Beginning Of Period	3,362,210	5,862,608

Cash And Cash Equivalents - End Of Period	$2,243,479	$3,327,119

Supplemental Disclosures Of Cash Flow Information:

Cash paid during the periods for:
Interest	$154,876	$66,248

Taxes	$--	$--

Non-cash investing and financing activities:

Fair value of common stock and warrants issued as deferred financing costs	$561,870	$--

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2006 and 2005
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

Reorganization and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest’s majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2005 and the Company has restated its financial statements to include EOIR from this date (see Note 3). Markland acquired EOIR on June 29, 2004.

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

The impact of the restatement on the financial statements for the three months ended September 30, 2005 to correct the accounting for the warrants is as follows:

	As originally stated	Impact of restatement	As restated
Net income (loss)	$(775,525)	$25,046,489	$24,270,964

Net income (loss) applicable to common stockholders	$(775,525)	$25,046,489	$24,270,964

Net income (loss) applicable to common stockholders per common share	$(.05)	$1.75	$1.70

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the result that may be expected for the year ending June 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Technest and its wholly-owned subsidiaries, Genex Technologies, Inc. and EOIR Technologies, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage of completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, carrying value of goodwill, useful lives of definite-lived intangible assets, the realizability of deferred tax assets, the amount due to contracting government agencies as a result of their audits, the fair value allocation of consideration paid to the net assets of businesses acquired and the fair value of derivative liabilities and equity instruments issued.

Concentrations

A significant portion of revenue is generated from contracts with Federal government agencies, including one contract with the U.S. Army which represented approximately $17,430,000 of revenue for the three months ended September 30, 2006. Consequently, a significant portion of all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market mutual funds as of September 30, 2006.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of September 30, 2006.

Restricted Cash

Restricted cash represents a one year certificate of deposit, maturing April 2007, collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at September 30, 2006. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at September 30, 2006:

Software	$180,057
Computer equipment	686,282
Furniture and fixtures	345,275
Leasehold improvements	222,338
Vehicles	33,670
1,467,622
Less accumulated depreciation and amortization	(767,800)
$699,822

Depreciation and amortization expense for the three months ended September 30, 2006 and 2005 was $104,613 and $86,933, respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations (see Note 3). Also included are certain costs of outside legal counsel related to obtaining new patents.

Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates primarily to 3D imaging, intelligent surveillance and 3D facial recognition technologies.  As of September 30, 2006, certain of these technologies have been licensed to Markland.

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

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at September 30, 2006, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members because these teaming arrangements meet the criteria for gross revenue reporting as discussed in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. This policy on revenue recognition is also supported by paragraph 60 of the AICPA’s Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.   Revenues under teaming arrangements amounted to approximately $707,000 for the three months ended September 30, 2006.

Shipping Costs

Delivery and shipping costs are included in cost of revenue in the accompanying consolidated statements of operations.

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

Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by weighted-average common shares outstanding during the year. Diluted net income(loss) per share is computed by dividing net income (loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the three months ended September 30, 2006 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share in the three months ended September 30, 2005:

Weighted-average shares outstanding for basic net income per share	14,302,721
Series A Convertible Preferred Stock	588,716
Series C Convertible Preferred Stock	1,149,425
Warrants to purchase common stock	501,582
Total shares for diluted net income per share	16,542,444

For purposes of computing the weighted average number of common shares outstanding, the Company assumed that the 12,000,000 shares of common stock issued to Markland in conjunction with the acquisition of EOIR (see Note 3) were issued on February 14, 2005.

Net income (loss) per share for all prior periods have been retroactively restated to reflect a 1 for 211.18 reverse stock split effective at the close of business on July 19, 2005.

Impairment of Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill annually as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the three months ended September 30, 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2006.

Derivative Instruments

Technest generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company's common stock were classified as liabilities when the Company was not permitted to settle the instruments in unregistered shares. In such instances, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments were initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.

Stock-Based Compensation

On July 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. There was no cumulative effect to the Company as a result of adopting this new accounting principle. Under SFAS No. 123(R), the Company now recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the service period based on a measurement of fair value for each stock award. As permitted under SFAS No. 123, prior to July 1, 2006, the Company accounted for its stock-based employee and director awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretation including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Under this intrinsic value method, compensation expense represented the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the exercise price.

Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income for the three months ended September 30, 2005.

Three months ended September 30, 2005
Net income as reported (restated)	$24,270,964
Add: stock-based employee compensation under intrinsic value method included in net income	96,339
Deduct: stock-based employee compensation under fair value method	(196,958)
Pro forma net income applicable to common stockholders	$24,170,345
Basic net income per share - as reported (restated)	$1.70
Diluted net income per share - as reported (restated)	$1.47
Basic net income per share - pro forma	$1.69
Diluted net income per share - pro forma	$1.46

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on the consolidated financial statements.

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

A summary of the initial allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed is as follows:

Cash	$3,300,000
Shares of Markland Technologies, Inc. common stock	6,101,258
Total Purchase Price	$9,401,258

Fair value allocation to net assets acquired:

Fair value of assets acquired -
Current assets, including cash of $784,484	$1,199,402
Property and equipment	44,000
Fair value of liabilities assumed -
Accounts payable & accrued expenses	(544,292)
Fair value of identifiable net tangible assets acquired	699,110
Intangible assets - intellectual property	161,110
In-process research and development	2,095,000
Commercialized patents	440,000
Contracts and customer relationships	1,130,000
Goodwill	4,876,038
Total	$9,401,258

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

Push Down Accounting

Based on the substantial change in ownership and control of Technest, as well as the fact that the investors in the Technest financing (see Note 7) represented a collaborative group brought together to accomplish the acquisition of Genex, the push down basis of accounting has been applied to the acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition which resulted in the basis of the net assets acquired being adjusted as disclosed above and accumulated deficit was reset to zero as of the acquisition date.

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

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at September 30, 2006:

Patents	$601,110
Customer relationships and contracts	14,436,944
Accumulated amortization	(3,932,037)
Net definite-lived intangible asset	$11,106,017

Amortization expense was $446,511 and $440,869 for the three months ended September 30, 2006 and 2005, respectively.

5. DERIVATIVE LIABILITY

On February 14, 2005, in conjunction with the issuance of Technest’s Series B and C Convertible Preferred Stock, the Company issued warrants to purchase 1,149,425 shares of common stock at $6.50 per share. The shares issuable upon exercise of these warrants are covered by a Registration Rights Agreement which requires the Company to pay certain liquidated damages in the event that the Company does not have an effective registration statement. Due to the significance of the liquidated damages potentially due under the Registration Rights Agreement, the Company must conclude that settling the warrants in unregistered shares was “uneconomic”. Since it is not within the Company’s control to settle the warrants in registered shares, the Company is required to assume that the warrants will be net-cash settled. As a result, under EITF 00-19, the warrants did not meet the definition of equity instruments.

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

In the three months ended September 30, 2005 changes in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489.

6. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

Bank loan

On August 10, 2006, Technest, EOIR and Genex, closed on a financing (the “Financing”) under two Loan and Security Agreements with Silicon Valley Bank (the “Bank”). One Credit Agreement provides for a term loan facility under which the Company may borrow term loans with an initial minimum loan of $3,000,000 (the “Term Loan”). Subject to the Bank’s receipt of additional documentation for the period through the month ending December 31, 2006 and if no event of default under the Credit Agreement has occurred or is continuing, the Company may borrow up to an additional $1,000,000 under the Term Loan facility on or before February 15, 2007. The other Credit Agreement provides for a one year revolving line of credit for up to $8,750,000 (the “Revolver”), provided that the Company’s borrowing under the Revolver is limited to 80% of Eligible Accounts Receivable, as defined. In addition, the maximum amount outstanding under both Credit Agreements at any time may not exceed $10,000,000. Both the Term Loan facility and the Revolver are secured by all of the Company’s assets and the assets of its subsidiaries, including all intellectual property.

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan facility and borrowed approximately $4,445,000 under the Revolver. At September 30, 2006, the outstanding balance was $2,916,667 on the Term Loan and $2,645,621 on the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. Each loan under the Term Loan is repayable in 36 equal monthly principal installments (currently $83,333) plus accrued interest.

The Revolver will bear interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but the Company must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, the Company will pay a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

The Bank’s prime rate as of September 30, 2006 is 8.25%.

The financial covenants under the Term Loan require that the Company maintain, on a monthly basis tested as of the last day of each month, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all short-term indebtedness to the Bank but excluding subordinated debt and debt from affiliates) of 0.70 to 1.0 through November 30, 2006, 0.85 to 1.0 from December 31, 2006 through May 31, 2007, 1.0 to 1.0 from June 30, 2007 through August 31, 2007 and 1.20 to 1.0 from September 30, 2007 and all monthly reporting periods thereafter. If the Company does not maintain these ratios, then the sum of the Company’s cash plus 80% of eligible accounts receivable minus borrowings under the Revolver must exceed $2,000,000. The Company must maintain a Fixed Charge Coverage Ratio, as defined, measured on the last day of every month for the three month period ending on the last day of such month, of at least 1:0 to 1:0 through periods ending November 30, 2006; at least 1.25:1.0 for periods ending on December 31, 2006 through May 31, 2007; and at least 1.50:1.0 for all periods thereafter. In addition, the Credit Agreements contain affirmative and negative covenants concerning the Company operations including restrictions on our ability to dispose of our assets, change our business, ownership or management, incur other indebtedness, create or permit liens on the Company’s property, make investments, pay dividends, redeem stock or engage in transactions with affiliates.

In the event of prepayment, the Company will pay to the Bank a Prepayment Fee equal to: (i) three percent (3.0%) of the amount of any Term Advance prepaid during the first year of the Term Loan and (ii) two percent (2.0%) of the amount of any Term Advance prepaid for each year thereafter, prior to the Commitment Termination Date (as defined in the Credit Agreement).

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this guarantee and stock pledge, Technest paid Markland $580,372. This amount has been recorded as a debt issuance cost and will be amortized over the life of the Term Loan of 36 months. The Company incurred additional debt issuance costs of approximately $141,667.

A summary of the deferred financing costs as of September 30, 2006 is as follows:

Payment to Markland for guaranty	$580,372
Fair value of warrants granted to Silicon Valley Bank (see Note 8)	217,732
Fair value of common stock issued to EOIR note holders in connection with subordination (see Note 7)	344,238
Other deferred financing costs paid	141,667
Gross deferred financing costs	1,284,009
Accumulated amortization	(63,467)
Net deferred financing costs	$1,220,542

Pre-Payment of Promissory Notes

On June 29, 2004, EOIR issued notes guaranteed by Markland in the face amount of $11,000,000 in connection with Markland’s acquisition of EOIR’s common stock. These notes accrue interest at 6% compounded monthly and are payable in quarterly installments over 60 months. The fair market value of these notes was $9,532,044 as determined by management based on a number of factors including an independent valuation. The discount of $1,467,956 is amortized to interest expense over the life of the note.

The Company used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, there remain outstanding, notes having a total principal balance of $1,655,885. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

At September 30, 2006, the face value of the notes and unamortized discount was $1,655,885 and $208,703, respectively. During the three month ended September 30, 2006, the Company amortized $672,070 to non-cash interest expense.

During the three months ended September 30, 2006, the Company also prepaid in total $50,885 of debt due to First Market Bank. There is no outstanding balance on these loans at September 30, 2006.

7. STOCKHOLDERS' EQUITY

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

At September 30, 2006, there were 64.325 shares of Series A Preferred Stock issued and outstanding.

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

The Series B Preferred Stock was convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares issuable upon conversion of each share of Series B preferred stock was equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock had a liquidation preference of $2.175 per share, could only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, did not accrue dividends and were not redeemable. Upon conversion, the Series B Preferred Stock would be cancelled and not reissuable. The Series B Preferred Stock ranked pari passu with the Company's Series A and C Preferred Stock. At September 30, 2006, all Series B Preferred stock was converted and cancelled.

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

Technest and the Investors entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of (a) all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement related to the Investor Financing and the Registration Rights Agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter. On September 30, 2005, the Company amended the terms of this Registration Rights Agreement so that liquidated damages could only be paid for in the Company’s common stock at a rate of 4% of the initial subscription amount for any month.

Technest agreed to issue additional shares of its common stock to the Investors if the combined market prices of Markland and Technest’s common stock do not equal or exceed $6.525 at the end of one year from the purchase date and assuming such Investors are still holding all the securities comprising the units. Effective October 25, 2005, there are no longer any units outstanding and the Company was not obligated to issue any additional common stock.

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

On September 30, 2006, the Company had 632,185 shares of Series C Preferred Stock issued and outstanding.

In the three months ended September 30, 2006, the Company incurred liquidated damages of $562,045 which was charged to non-cash interest expense related to the Company's failure to file a registration statement and settled by the issuance of 206,341 shares of Technest common stock.

Common Stock Issuances

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. Since this was a transaction between entities under common control, the Company has reported this stock issuance as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group,

During the three months ended September 30, 2006, the Company issued the following amounts of common stock.

•
206,341 shares of Technest common stock with a fair value of $557,045 in settlement of liquidated damages for failure to have an effective registration statement which has been recorded as non-cash interest expense.

•
99,779 shares of Technest common stock with a fair value of $344,238 to certain employees of EOIR that hold remaining outstanding sellers notes in consideration for subordination of their security interest in the assets of the Company to Silicon Valley Bank in connection with the bank financing. This amount has been recorded as deferred financing costs (see Note 6) and will be amortized over the life of the Term Loan of 36 months. This issuance includes 23,913 shares of common stock issued to the Company’s Chairman and Chief Executive Officer, Dr. Joseph Mackin.

8. OPTIONS AND WARRANTS

In June 2001, the Company established the 2001 Stock Option Plan (the "Plan") which provides for the granting of options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or as options which are not intended to meet the requirements of such section ("Non-Statutory Stock Options"). The total number of shares of common stock for issuance under the Plan shall not exceed 10,000,000. Options to purchase shares may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Non-Statutory Stock Options, are key employees (including officers) or nonemployee directors of, or nonemployee consultants to, the Company.

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

No options were granted pursuant to the Plan during the periods ended September 30, 2006 and 2005.

Summary information with respect to warrants is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2006	374,286	$6.50
Issued	275,000	2.97
Expired	-	-

Balance, September 30, 2006	649,286	$5.00

The weighted average fair value per share of the warrants issued in the three months ended September 30, 2006 is $1.83.

The following table summarizes the Company's warrants outstanding at September 30, 2006:

Warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/13/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			4.2 years

As of September 30, 2006, all warrants are exercisable.

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

Certain employees of EOIR were granted options for the purchase of Markland common stock on the original acquisition of EOIR on June 30, 2004, by Markland Technologies, Technest’s parent company. The amortization of stock-based compensation under these options exercisable for Markland common stock was $96,339 for the three months ended September 30, 2005, and is included in selling, general and administrative expense and as a contribution of capital.

As consideration for the Credit Agreements and in connection with the closing of the Financing (see Note 6), the Company issued Silicon Valley Bank a warrant to purchase 75,000 shares of Technest common stock at an exercise price of $5.85 per share with a term of 7 years. The warrant expires August 3, 2013. The Company also entered into a Registration Rights Agreement with the Bank pursuant to which we granted “piggy-back” and S-3 registration rights for the shares of Technest common stock underlying the warrant. The Registration Rights Agreement does not include any liquidated damage provisions. The fair value of this warrant was $217,732 and is recorded as deferred financing costs (see Note 6) and amortized to interest expense over the term of the Term Loan.

On July 17, 2006, the Company entered into an agreement with Crystal Research Associates to have an Executive Informational Overview independently written about the company. As part of the consideration, the Company issued Crystal Research a fully vested warrant to purchase 200,000 shares of Technest common stock at an exercise price of 110% of the closing price of the Company’s stock on July 17, 2006 or $1.89 with a term of 5 years. The fair value of this warrant was $253,038 and was included in selling, general and administrative expense in the three months ended September 30, 2006.

The fair value of these warrants was estimated using the Black-Scholes model and the following assumptions:

Exercise price	$ 1.89 - $5.85
Expected dividend yield	0%
Expected lives of warrants (in years)	5.0- 7.0
Volatility	110%
Risk-free interest rate	4.78%

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

Technest has broad discretion in making grants under the Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award. Pursuant to the Stockholder Agreement with Markland, (i) awards relating to no more than 500,000 shares may be granted in calendar year 2006 (the “2006 Awards”), (ii) the 2006 Awards shall vest no earlier than twelve (12) months following the date of grant of such awards, and (iii) awards granted on or after January 1, 2007 shall vest no more frequently than in four equal quarterly installments.

In the three months ended September 30, 2006, stock-based compensation related to previously granted restricted stock awards was $398,630.

9. NET LOSS PER SHARE

Securities that could potentially dilute basic net loss per share in the future, and that were not included in the computation of diluted net loss per share for the three months ended September 30, 2006 because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of September 30, 2006	1,587,499

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

Rent expense for the three months ended September 30, 2006 and 2005, was $175,422 and $126,717 respectively.

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

The Company has accrued $68,017 for overpayments for 2002 and has extended the analysis of misclassified and unallowed costs to June 30, 2005. The Company has determined that $102,228 is the total amount repayable to the government (inclusive of $68,017 accrued for 2002 overpayments). This amount is included in accrued expenses at September 30, 2006.

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

Lien on Assets

Silicon Valley Bank (see Note 6) has a primary lien on all the assets of Technest and its subsidiaries. The balance outstanding to Silicon Valley Bank as of September 30, 2006 was $5,562,288.

Letter of Credit

EOIR has a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with corporate credit cards.

Employment Agreements

The Company is obligated under employment agreements with certain members of senior management.

11. INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2006 and 2005, due to the Company's operating losses and a full valuation reserve. Since its acquisition by Markland, the Company files a consolidated tax return with Markland.

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

During the three months ended September 30, 2006, Markland invoiced EOIR $250,000 for administrative support services, engineering services and services rendered by Markland. During the three months ended September 30, 2006, EOIR paid Markland $451,370 in conjunction with the intercompany transactions described above.

At June 30, 2006, the Company had amounts due Markland in the amount of $394,412.

As consideration for the subordination of the security interest to the Bank and in connection with the closing of the Financing on August 10, 2006, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $344,238, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares. These were recorded as deferred financing costs (see Note 6).

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this guarantee and stock pledge, Technest paid Markland $580,372. This was recorded as a deferred financing cost (see Note 6).

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

Contributions and other costs of these plans in the three months ended September 30, 2006 and 2005 were $213,946 and $193,617, respectively.

14. LITIGATION

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

As of November 7, 2006, Technest has not been notified of a trial date for this matter.

Deer Creek

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

On October 24, 2006 the trial of this case was continued to March 21, 2007, at which time the damages, if any, for Count III will be determined as well as costs and attorney’s fees, if applicable, for Counts I, II and III.

In the event that Mr. and Mrs. Williams prevail in any of their claims against Markland, Technest shares owned by Markland would be among the assets available to satisfy a resulting judgment.

15.  SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to September 30, 2006, the Company has issued 179,410 shares of common stock in satisfaction of liquidated damages under our Registration Rights Agreement dated February 14, 2005, as amended on October 3, 2005 and February 27, 2006.

On October 20, 2006, we issued 20,000 shares of our common stock to each of Darlene Deptula-Hicks, Robert Doto and David Gust, or non-employee directors, as compensation for their election and service on the Company’s board of directors beginning in March 2006. These shares are subject to forfeiture in the event that the grantee is not providing services to Technest as a director on April 1, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2006 should be read together with our financial statements and related notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2005, Technest corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") No. 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

Revenue

Technest had $19,969,638 in revenue during the three months ended September 30, 2006 compared with $18,996,341 for the same period in 2005.

Revenues from EOIR’s omnibus contract were $17,429,682 for the three months ended September 30, 2006 compared to $16,318,285 for the three months ended September 30, 2005.  In August 2006, the Government granted EOIR an additional “award term” for one year from July 2006 to July 2007. The performance periods for these contracts extend for 12 months beyond the end of the contract award period expiring in July 2008.

Gross profit

The gross profit for the three months ended September 30, 2006 was $3,760,115 compared with $3,405,886 for the same period in 2005. The gross profit margin for the three months ended September 30, 2006 was 19% compared with 18% for the same period in 2005.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2006 was $3,755,905 and consisted primarily of payroll. Selling, general and administrative expenses for the three months ended September 30, 2005 was $3,040,732. The increase in selling, general and administrative expenses is due higher stock compensation expense and the fair value of a warrant issued to a consultant in the quarter. Included in selling, general and administrative expenses, amortization of compensatory element of stock issuances for the three months ended September 30, 2006 were $398,630. This represents the amortization of stock-based compensation related to restricted stock grants to certain officers, directors and senior employees. Amortization of compensatory element of stock issuances for the three months ended September 30, 2005 were $96,339 and related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Selling, general and administrative expenses for the three months ended September 30, 2006 included a charge of $253,038 for the fair value of a warrant granted to a consultant in the quarter. Also included in selling general and administrative expenses are management fees paid to Markland. These amounted to $250,000 for the three months ended September 30, 2006 and 2005, respectively and are expected to terminate in March 2007.

Research and development

Research and development expenses for the three months ended September 30, 2006 and 2005 were $5,424 and $60,745, respectively. These expenditures consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2006 and 2005 were $446,511 and $440,869 respectively.

Operating loss

The operating loss for the three months ended September 30, 2006 was $447,725 compared with a loss of $136,460 for the period ended September 30, 2005.

Interest expense and other income

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. These notes bear interest at the rate of six percent (6%) per annum and must be repaid within the next three years. In the three months ended September 30, 2006, Technest pre-paid outstanding principal of $4,952,526 of certain of the EOIR promissory notes. After these payments, there remain outstanding EOIR notes having a total principal balance of $1,655,893.

Interest expense for the three months ended September 30, 2006 and 2005 were $1,452,459 and $669,647, respectively. This included non-cash interest expense of $562,045 (primarily paid in common stock) related to liquidated damages incurred for failure to have an effective registration statement, $63,467 related to amortization of deferred financing costs and $672,070 related to the accelerated accretion of the note discount resulting from the prepayment of the EOIR note. The Company also incurred and paid interest of $95,132 and $59,651 on the Silicon Valley Bank debt and remaining EOIR notes, respectively.

Derivative income represents the change in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the three months ended September 30, 2005, the change in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($775,525) for the three months ended September 30, 2005. Pro forma basic and diluted loss per common share would have been ($0.05) for the same period.

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

Other income for the three months ended September 30, 2006 and 2005 was $27,893 and $30,582, respectively, and was primarily related to interest income on cash balances.

Net income (loss) applicable to common shareholders

The net loss applicable to common stockholders for the three months ended September 30, 2006 was ($1,872,291).

The net income applicable to common stockholders for the three months ended September 30, 2005 was $24,270,964. As previously described, the net income was entirely due to derivative income of $25,046,489.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2006, Technest had a negative working capital balance of $7,447,284. This represents an increase in the negative working capital balance of $3,922,042 compared with June 30, 2006. This is the result of an increase in the current portion of long-term debt by $1,710,240 and $2,645,621 related to the revolving line of credit as a result of the bank financing. This was partially offset by a reduction in long term debt of $3,124,914 compared with the previous quarter. Technest’s current liabilities include $394,412 due to Markland, Technest’s parent company. Net cash used in operating activities was $923,418 for the three months ended September 30, 2006. Non-cash expenses included in the net loss totaled $2,495,373 while changes in the components of working capital used cash of $1,546,502. Most of this change in working capital was related to reductions in accounts payables and accrued expenses and other current liabilities of $3,535,412.

Cash Used in Investing Activities

Technest used cash of $32,151 for the acquisition of equipment.

Cash Used in Financing Activities

In the three months ended September 30, 2006, $5,086,744 was used for loan repayments and $4,923,582 was raised from bank financing, net of expenses.

Sources of Liquidity

During the three months ended September 30, 2006, we satisfied our cash requirements primarily through operating cash flows, our cash reserves and a bank loan. On September 30, 2006, the Company had cash and cash equivalents of $2,243,479 and a funded contract backlog from the Government of $41.2 million. In addition, the Company obtained a revolving line of credit and a term loan with a commercial bank in the maximum amount of $10 million. At September 30, 2006, under certain conditions, an additional $4.4 million is available under the revolving line of credit to fund the Company’s working capital needs. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2006, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of the majority of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of September 30, 2006 include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

As of September 30, 2006, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

No new technologies were acquired during the three months ended September 30, 2006 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2006 and 2005.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the three months ended September 30, 2006 less than 1% of Technest’s revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Technest participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Technest has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Technest as the prime contractor whom accepts risks for these customer funded tasks includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members. Revenues under teaming arrangements amounted to $934,027 for the three months ended September 30, 2006.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after Nov. 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 to have a material effect on the consolidated financial statements.

 RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below and elsewhere in this report and the information under “Forward-Looking Statements,” before you decide to buy our common stock. If any of the following risks, or other risks not presently known to us or that we currently believe are not material, develop into an actual event, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

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

Technest has had net operating losses each year since its inception. As of September 30, 2006, our accumulated deficit was $17,110,230. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Our ability to service our debt and meet our cash requirements depends on many factors, some of which are beyond our control.

Although there can be no assurances, we believe that the level of borrowings available to us, combined with cash provided by our operations, will be sufficient to provide for our cash requirements for the foreseeable future. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

•	refinance all or a portion of our debt;

•	obtain additional financing;

•	sell some of our assets or operations;

•	reduce or delay capital expenditures and/or acquisitions; or

•	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our credit facilities.

The covenants in our term loan facility with Silicon Valley Bank impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions.

The covenants in our term loan facility with Silicon Valley Bank restrict our ability and the ability of our subsidiaries to, among other things:

•	sell, transfer or lease certain parts of our business and property or that of our subsidiaries;

•	incur additional debt;

•	pay dividends and make other restricted payments and restricts our subsidiaries from doing the same;

•	make certain investments, loans and advances;

•	create or permit certain liens;

•	enter into transactions with affiliates;

•	engage in certain business activities; and

•	consolidate or merge or sell all or substantially all of our assets or those of our subsidiaries.

Our term loan facility contains other covenants customary for credit facilities of this nature, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our term loan facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we violate any of these covenants, a default could occur under this agreement. A default, if not waived by our lender, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt, and it is unlikely that we would be able to borrow sufficient funds to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

Our credit facilities with Silicon Valley Bank are based on variable rates of interest, which could result in higher interest expenses in the event of an increase in interest rates.

The interest rate that we pay on our credit facilities with Silicon Valley Bank depend on the Bank’s prime rate. This increases our exposure to fluctuations in market interest rates. If the Bank’s prime rate rises, the interest rate on our credit facilities also may increase. Therefore, an increase in the Bank’s prime rate may increase our interest payment obligations and have a negative effect on our cash flow and financial position.

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

As of November 7, 2006, Markland controlled approximately 82% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors) and to control Technest’s management and affairs.  Pursuant to the Stockholder Agreement between Markland and Technest dated March 13, 2006, Markland agreed to elect Joseph Mackin, Gino Pereira, and our three independent directors, Robert Doto, Gen. David Gust (US Army Rtd.) and Darlene Deptula-Hicks.

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

Currently, Markland owns approximately 82% of our outstanding common stock. Markland has declared a distribution to its stockholders of 2,500,000 shares that it owns of Technest and has placed in escrow an aggregate of 4,640,192 shares of our common stock held by Markland to secure the conversion of the Markland Series E preferred stock. Upon the distribution to its stockholders of 2,500,000 shares of Technest, Markland’s ownership of Technest will be 66.7%. If all of the shares held in escrow were transferred by Markland, Markland’s ownership of Technest would drop to 38.5%. These holdings represent a significant portion of Markland’s assets. If Markland disposes of a large number of shares of our common stock for any reason, a change of control may result.  In particular, Markland is subject to various legal actions, proceedings and claims and may become subject to additional actions, proceedings and claims in the future. Were any of these claims to result in an outcome adverse to Markland, the resulting damages or amounts paid in settlement could be satisfied partially or wholly with shares of our common stock. A change of control at the shareholder level could result in a change to the composition of our board and, ultimately, a change in our management and business plan.  Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2003 to November 7, 2006, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

As of November 7, 2006, Technest has not been notified of a trial date for this matter.

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

Joseph R. Moulton, Sr.

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

Greg and Mary Williams

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

On October 24, 2006, the trial of this case was continued to March 21, 22 and 23, 2007, at which time the damages, if any, for Count III will be determined as well as costs and attorney’s fees, if applicable, for Counts I, II and III.

In the event that Mr. and Mrs. Williams prevail in any of their claims against Markland, Technest shares owned by Markland would be among the assets available to satisfy a resulting judgment.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As consideration for an agreement with Crystal Research Associates, LLC for their assistance in the creation of marketing information entered into on July 17, 2006, we issued Crystal a Warrant to purchase 200,000 shares of Technest common stock at an exercise price of $1.89 per share, 110% premium to the closing price of Technest common stock on July 17, 2006. The Warrant expires on July 17, 2011. We also entered into a Registration Rights Agreement with Crystal pursuant to which we granted “piggy-back” and S-3 registration rights for the shares of Technest common stock underlying the Warrant. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof. The Warrant and Registration Rights Agreement were filed as Exhibits 4.15 and 4.16 to our Annual Report on Form 10-KSB filed with the SEC on October 13, 2006.

On October 20, 2006, we issued 20,000 shares of our common stock to each of Darlene Deptula-Hicks, Robert Doto and David Gust, or non-employee directors, as compensation for their election and service on the Company’s board of directors beginning in March 2006. These shares are subject to forfeiture in the event that the grantee is not providing services to Technest as a director on April 1, 2007. This transaction was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.1
4.2	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.2
4.3	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006.		10-KSB	October 13, 2006	4.15
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.		10-KSB	October 13, 2006	4.16
10.1	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.1
10.2	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.2
10.3	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.3
10.4	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.4
10.5	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	10.5
10.6	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.6
10.7	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.7
10.8	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.8
10.9	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.		10-KSB	October 13, 2006	10.36
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.
Date: November 14, 2006	By:	/s/ Joseph P. Mackin Joseph P. Mackin Chief Executive Officer and President

Date: November 14, 2006	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.1
4.2	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	4.2
4.3	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006.		10-KSB	October 13, 2006	4.15
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.		10-KSB	October 13, 2006	4.16
10.1	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.1
10.2	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.2
10.3	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.3
10.4	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.4
10.5	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	10.5
10.6	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.6
10.7	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.7
10.8	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.8
10.9	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.		10-KSB	October 13, 2006	10.36
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X