Form 10QSB/A
period 2005-12-31
TECHNEST HOLDINGS INC
filed 2007-01-24
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

Technest has restated its financial statements for the quarter ended December 31, 2005 to correct its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore, the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

On September 30, 2005, Technest amended the terms of the registration rights agreement such that any liquidated damages would only be payable in common stock. As a result of this amendment, Technest was able to conclude that the settlement of the warrants in unregistered shares was no longer uneconomic. Therefore, on September 30, 2005, the then fair value of the warrants was reclassified from derivative liabilities to additional paid-in capital.

Generally, no attempt has been made in this Quarterly Report on Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to effectuate the changes above. This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on February 21, 2006. Accordingly, this amended Quarterly Report on Form 10-QSB/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

In addition, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Unaudited)

ASSETS	Restated

Current Assets
Cash and cash equivalents	$4,013,396
Accounts receivable	6,918,338
Inventory and work in process	126,893
Restricted cash	250,000
Prepaid expenses and other current assets	94,448
Total Current Assets	11,403,075

Property and Equipment - Net of accumulated depreciation of $475,172	849,711

Other Assets
Deposits	85,602
Definite-lived intangible assets - Net of accumulated amortization of $2,592,502	12,445,552
Goodwill	14,035,551
Total Other Assets	26,566,705
Total Assets	$38,819,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,230,409
Accrued expenses and other current liabilities	1,794,464
Due to related parties, net	991,416
Current portion of long-term debt	2,250,500
Total Current Liabilities	14,266,789

Non-Current Liabilities
Long-term debt, less current portion and discount of $949,026	5,606,685
Total Liabilities	19,873,474

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.631 shares issued and outstanding (preference in liquidation of $64,631 at December 31, 2005)	--
Series B Convertible Preferred Stock - $.001 par value; -0- shares authorized, issued and outstanding	--
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 747,127 shares issued and outstanding (preference in liquidation of $1,625,001 at December 31, 2005)	747
Common stock - par value $.001 per share; 495,000,000 shares authorized; 15,518,093 shares issued and outstanding	15,518
Additional paid-in capital	31,170,519
Accumulated deficit	(12,240,767)
Total Stockholders’ Equity	18,946,017
Total Liabilities and Stockholders’ Equity	$38,819,491

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Six Months Ended December 31,
	2005	2004
	(Restated)

Revenues	$37,285,917	$--

Cost of Revenues	30,227,124	--
Gross Profit	7,058,793	--

Operating Expenses:
Selling, general and administrative	6,311,234	99,031
Research and development	138,448	--
Amortization of intangible assets	893,122	--
Total Operating Expenses	7,342,804	99,031

Operating Loss	(284,011)	(99,031)

Other Expenses (Income), Net
Interest expense	1,595,820	7,690
Derivative income	(25,046,489)	--
Other income, net	(83,178)	--
Total Other (Income), Net	(23,533,847)	7,690

Net Income (Loss)	$23,249,836	$(106,721)

Basic Income (Loss) Per Common Share	$1.58	$(0.79)

Diluted Income (Loss) Per Common Share	$1.47	$(0.79)

Weighted Average Number of Common Shares Outstanding - Basic	14,719,365	135,495
- Diluted	15,807,465	135,495

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005, restated	14,302,193	$14,302	124	$-	517,243	$517	1,149,425	$1,149

Conversion of Series A convertible preferred stock into common stock	282,669	283	(60)	-	-	-	-	-

Conversion of Series C convertible preferred stock into common stock	402,298	402	-	-	-	-	(402,298)	(402)

Common stock issued in connection with warrant exercises	302,868	303	-	-	-	-	-	-

Common stock issued in connection with liquidated damages	228,065	228	-	-	-	-	-	-

Amortization and forfeiture of stock-based compensation	-	-	-	-	-	-	-	-

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	-	-	-	-	(517,243)	(517)	-	-

Net income (restated)	-	-	-	-	-	-	-	-

Balance - December 31, 2005, restated	15,518,093	$15,518	64	$-	-	$-	747,127	$747

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Unaudited)

		Additional		Total
	Unearned	Paid-in	Accumulated	Stockholders'
	Compensation	Capital	Deficit	Equity
	Amount	Amount	Amount	Amount

Balance - July 1, 2005, restated	$(1,541,490)	$29,548,840	$(35,490,603)	$(7,467,285)

Conversion of Series A convertible preferred stock into common stock	-	(283)	-	-

Conversion of Series C convertible preferred stock into common stock	-	-	-	-

Common stock issued in connection with warrant exercises	-	(303)	-	-

Common stock issued in connection with liquidated damages	-	1,149,772	-	1,150,000

Amortization and forfeiture of stock-based compensation	1,541,490	(1,445,151)	-	96,339

Reclassification of derivative liability to equity	-	1,917,127	-	1,917,127

Exchange of Series B convertible preferred stock for Markland Series D preferred stock	-	517	-	-

Net income (restated)	-	-	23,249,836	23,249,836

Balance - December 31, 2005, restated	$-	$31,170,519	$(12,240,767)	$18,946,017

See notes to condensed consolidated financial statements
Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

 TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended December 31,
	2005	2004
	(restated)
Cash Flows From Operating Activities:

Net income (loss)	$23,249,836	$(106,721)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Derivative income	(25,046,489)	--
Depreciation and amortization of property and equipment	179,492	--
Amortization of intangible assets	893,122	--
Common stock issued in settlement of liquidated damages	1,150,000	--
Non-cash interest expense	146,797	--
Stock-based compensation	96,339	90,000
Changes in operating assets and liabilities:
Accounts receivable	678,525	--
Inventory and work in process	279,768	--
Prepaid expenses and other current assets	399,644	--
Restricted cash	(250,000)	--
Accounts payable	(1,479,238)	15,526
Accrued expenses and other current liabilities	129,375	--
Due to related parties	(1,476,521)	--

Net Cash Used In Operating Activities	(1,049,350)	(1,195)

Cash Flows From Investing Activities:
Purchase of property and equipment	(166,429)	--
Net Cash Used In Investing Activities	(166,429)	--

Cash Flows From Financing Activities:
Repayment of long-term debt	(633,433)	--
Net Cash Used In Financing Activities	(633,433)	--

Net Decrease In Cash	(1,849,212)	(1,195)

Cash and Cash Equivalents - Beginning of Period	5,862,608	1,334

Cash and Cash Equivalents - End of Period	$4,013,396	$139

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

For the Six Months Ended December 31, 2005 (Restated) and 2004
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

The impact of the restatement on the financial statements for the six months ended December 31, 2005 to correct the accounting for the warrants is as follows:

	As originally stated	Impact of restatement	As restated
Net income (loss)	$(1,796,653)	$25,046,489	$23,249,836

Net income (loss) applicable to common stockholders	$(1,796,653)	$25,046,489	$23,249,836

Basic net income (loss) applicable to common stockholders per common share	$(0.12)	$1.70	$1.58
Diluted net income (loss) applicable to common stockholders per common share	$(0.12)	$1.59	$1.47

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage of completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, the estimated useful lives of definite-lived intangible assets, impairment of definite-lived intangible assets and goodwill, the valuation of reserves on deferred tax assets, the amount due to contracting government agencies as a result of their audits, the allocation of consideration paid to the net assets of businesses acquired and the fair value of derivative liabilities and equity instruments.

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

Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by weighted-average common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income(loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share in the six month ended December 31, 2005:

Weighted-average shares outstanding for basic net income per share	14,719,365
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	747,127
Warrants to purchase common stock	34,945
Total shares for diluted net income per share	15,807,465

Common stock equivalents, consisting of, Series A and C Convertible Preferred Stock, options and warrants were not included in the calculation of the diluted loss per share for the three months ended December 31, 2005 because their inclusion would have had the effect of decreasing the loss per share otherwise computed. Common stock equivalents totaling 2,624,016 shares have been excluded from the calculation of net loss per share because they were antidilutive.

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

	Six months ended
	December 31,
	2005	2004
Net income (loss) as reported	$23,249,836	$(106,721)
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339	--
Deduct: stock-based employee compensation under fair value method	(196,958)	--
Pro forma net income (loss) to applicable to common stockholders	$23,149,217	$(106,721)
Basic income (loss) per share - as reported	$1.58	$(0.79)
Basic income (loss) per share - pro forma	$1.57	$(0.79)
Diluted income (loss) per share - as reported	$1.47	$(0.79)
Diluted income (loss) per share - pro forma	$1.46	$(0.79)

The assumptions used and weighted average information for the six months ended December 31, 2005 were as follows:

Fair value of stock	$0.03 - $0.75
Exercise price	$0.015 - $0.38
Expected dividend yield	0%
Expected lives (in years)	10
Risk-free interest rate	2.87% - 3.53%

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

In the three months and six months ended December 31, 2005 changes in the fair value of the warrants recorded as derivative income in the statements of operations were $-0- and $25,046,489 respectively.

6. LONG-TERM DEBT

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

The OmniEye™ Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. The OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. The OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees.

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

Derivative income represents the change in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the six months ended December 31, 2005, the change in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($1,796,653) for the six months ended December 31, 2005. Pro forma basic and diluted loss per common share would have been ($0.12) for the same period.

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

Net income (loss)

The net income (loss) for the six months ended December 31, 2005 was $23,249,836. The net loss for the three months ended December 31, 2005 was ($1,021,128).

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2005, Technest had a negative working capital balance of $2,840,091. Technest’s current liabilities include $991,416 due to Markland, Technest’s parent company. Net cash used in operating activities was $1,049,350 for the six months ended December 31, 2005. Non-cash income included in net income totaled $25,046,489 while non-cash expenses included totaled $2,465,750 and changes in the components of working capital used cash of $1,718,447. Most of this change in working capital was related to a reduction of amounts due to related parties and trade payables by $2,955,759 in 2005.

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

Technest has had net operating losses each year since its inception. As of December 31, 2005, our accumulated deficit was $12,240,767. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Filed with this Amendment to Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002		10-QSB	February 21, 2006	10.1
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005		10-QSB	February 21, 2006	10.2
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004		10-QSB	February 21, 2006	10.3
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005		10-QSB	February 21, 2006	10.4
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005		10-QSB	February 21, 2006	10.5
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005		10-QSB	February 21, 2006	10.6
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: January 24, 2007	By:	/s/ Joseph P. Mackin
Joseph P. Mackin Chief Executive Officer and President

Date: January 24, 2007	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Amendment to Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002		10-QSB	February 21, 2006	10.1
10.2	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005		10-QSB	February 21, 2006	10.2
10.3	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004		10-QSB	February 21, 2006	10.3
10.4	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005		10-QSB	February 21, 2006	10.4
10.5	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005		10-QSB	February 21, 2006	10.5
10.6	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005		10-QSB	February 21, 2006	10.6
10.7	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7
10.8	Amendment No. 1 dated October 3, 2005, effective as of September 30, 2005, between Technest Holdings, Inc., Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, and Verdi Consulting, Inc. amending the Registration Rights Agreement dated February 14, 2005 by and among Technest and certain holders of Technest’s Series C Preferred Stock		8-K	October 7, 2005	4.2
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X