Form 10QSB/A
period 2006-03-31
TECHNEST HOLDINGS INC
filed 2007-01-24
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

Technest has restated its financial statements for the quarter ended March 31, 2006 to correct its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements Therefore, the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

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

Generally, no attempt has been made in this Quarterly Report on Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB except as required to effectuate the changes above. This Quarterly Report on Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-QSB with the Securities and Exchange Commission on May 22, 2006. Accordingly, this amended Quarterly Report on Form 10-QSB/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing.

In addition, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

TECHNEST HOLDINGS, INC.

FORM 10-QSB/A
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS

Current Assets	(Restated)
Cash and cash equivalents	$1,911,575
Accounts receivable	7,608,188
Work-in-process	27,330
Restricted cash	250,000
Prepaid expenses and other current assets	124,692
Total Current Assets	9,921,785

Property and Equipment - Net of accumulated depreciation of $561,418	838,541

Other Assets
Deposits	86,220
Definite-lived intangible assets - Net of accumulated amortization of $3,039,013	11,999,041
Goodwill	14,035,551
Total Other Assets	26,120,812

Total Assets	$36,881,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$8,480,678
Accrued expenses and other current liabilities	2,090,470
Due to related parties, net	629,723
Current portion of long-term debt	2,244,580
Total Current Liabilities	13,445,451

Non-Current Liabilities
Long-term debt, less current portion and discount of $954,171	5,663,278

Total Liabilities	19,108,729

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value;
150 shares authorized; 64.631 shares issued and outstanding
(preference in liquidation of $64,631 at March 31, 2006)	--
Series B Convertible Preferred Stock - $.001 par value;
-0- shares authorized, issued and outstanding	--
Series C Convertible Preferred Stock - $.001 par value;
1,149,425 shares authorized; 632,178 shares issued and outstanding
(preference in liquidation of $1,374,987 at March 31, 2006)	632
Common stock - par value $.001 per share;
495,000,000 shares authorized; 15,741,288 shares issued and outstanding	15,741
Additional paid-in capital	31,520,411
Accumulated deficit, from February 15, 2005	(13,764,375)
Total Stockholders’ Equity	17,772,409

Total Liabilities and Stockholders’ Equity	$36,881,138

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended March 31, 2006 and 2005 (unaudited)

	2006	2005
	(Restated)	(Restated)

Revenues	$55,141,077	$7,448,800

Cost of Revenues	44,845,200	5,879,471
Gross Profit	10,295,877	1,569,329

Operating Expenses
Selling, general and administrative (including $750,000 and $187,500 to related parties in 2006 and 2005 respectively)	9,897,578	1,673,405
Research and development	138,448	2,095,000
Amortization of intangible assets	1,339,634	163,264
Total Operating Expenses	11,375,660	3,931,669

Operating Loss	(1,079,783)	(2,362,340)

Other Expenses (Income), Net
Interest expense	2,359,289	212,794
Derivative (income) expense	(25,046,489)	12,938,263
Other income	(118,811)	(11,344)
Total Other Expenses (Income), Net	(22,806,011)	13,139,713

Net Income (Loss)	21,726,228	(15,502,053)

Deemed dividend on Series A preferred stock	--	124,858
Deemed dividend on Series C preferred stock	--	2,473,000
Net Income (Loss) Attributable to Common Stockholders	$21,726,228	$(18,099,911)

Basic Income (Loss) Per Common Share	$1.45	$(2.60)
Diluted Income (Loss) Per Common Share	$1.36	$(2.60)

Weighted Average Number of Common Shares Outstanding - Basic	15,034,540	6,961,227
- Diluted	15,997,985	6,961,227

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
Three months ended March 31, 2006 and 2005 (unaudited)

	2006	2005
		(Restated)
Revenues	$17,855,160	$7,448,800

Cost of Revenues	14,618,076	5,879,471
Gross Profit	3,237,084	1,569,329

Operating Expenses
Selling, general and administrative (including $250,000 and $187,500 to related parties in 2006 and 2005 respectively)	3,586,344	1,574,374
Research and development	--	2,095,000
Amortization of intangible assets	446,512	163,264
Total Operating Expenses	4,032,856	3,832,638

Operating Loss	(795,772)	(2,263,309)

Other Expenses (Income), Net
Interest expense	763,469	205,104
Derivative expense	--	12,938,263
Other income	(35,633)	(11,344)
Total Other Expenses, net	727,836	13,132,023

Net Loss	(1,523,608)	(15,395,332)

Deemed Dividend on Series A Preferred Stock	--	124,858
Deemed Dividend on Series C Preferred Stock	--	2,473,000

Net Loss Applicable to Common Stockholders	$(1,523,608)	$(17,993,190)

Basic and Diluted Loss Per Common Share	$(0.10)	$(7.55)

Weighted Average Number of Common Shares Outstanding	15,677,163	2,384,747

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

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(Unaudited)

			Series A Convertible		Series B Convertible		Series C Convertible
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005, restated	14,302,193	$14,302	124	$-	517,243	$517	1,149,425	$1,149

Conversion of Series A convertible preferred stock into common stock	282,669	283	(60)	-	-	-	-	-

Conversion of Series C convertible preferred stock into common stock	517,240	517	-	-	-	-	(517,247)	(517)

Common stock issued in connection with warrant exercises	354,921	355	-	-	-	-	-	-

Common stock issued in connection with penalties for failure to effect registration rights	284,265	284	-	-	-	-	-	-

Amortization and forfeiture of stock-based compensation	-	-	-	-	-	-	-	-

Reclassification of derivative liability to equity	-	-	-	-	-	-	-	-

Exchange of Series B Convertible Preferred Stock for Markland Series D preferred stock	-	-	-	-	(517,243)	(517)	-	-

Net loss (restated)	-	-	-	-	-	-	-	-

Balance - March 31, 2006, restated	15,741,288	$15,741	64	$-	-	$-	632,178	$632

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2006
(Unaudited)

		Additional		Total
	Unearned	Paid-in	Accumulated	Stockholders'
	Compensation	Capital	Deficit	Equity
	Amount	Amount	Amount	Amount

Balance - July 1, 2005, restated	$(1,541,490)	$29,548,840	$(35,490,603)	$(7,467,285)

Conversion of Series A convertible preferred stock into common stock	-	(283)	-	-

Conversion of Series C convertible preferred stock into common stock	-	-	-	-

Common stock issued in connection with warrant exercises	-	(355)	-	-

Common stock issued in connection with penalties for failure to effect registration rights	-	1,499,716	-	1,500,000

Amortization and forfeiture of stock-based compensation	1,541,490	(1,445,151)	-	96,339

Reclassification of derivative liability to equity	-	1,917,127	-	1,917,127

Exchange of Series B Convertible Preferred Stock for Markland Series D preferred stock	-	517	-	-

Net income (restated)	-	-	21,726,228	21,726,228

Balance - March 31, 2006, restated	$-	$31,520,411	$(13,764,375)	$17,772,409

See notes to condensed consolidated financial statements
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended March 31, 2006 and 2005 (unaudited)

	2006	2005
	(restated)	(restated)
Cash Flows From Operating Activities:

Net income (loss)	$21,726,228	$(15,502,053)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Derivative (income) expense	(25,046,489)	12,938,263
Depreciation of property and equipment	280,455	52,233
Amortization of intangible assets	1,339,634	163,264
Common stock issued in settlement of liquidated damages	1,500,000	--
Non-cash interest expense	220,195	36,698
Stock-based compensation	96,339	152,155
Acquired in-process research and development	--	2,095,000
Changes in operating assets and liabilities:
Accounts receivable	(11,325)	2,265,329
Inventory and work-in-process	379,331	(99,665)
Prepaid expenses and other current assets	393,023	(54,944)
Restricted cash	(250,000)	--
Deposits	(618)	--
Accounts payable	(2,228,969)	262,725
Accrued expenses and other current liabilities	425,380	277,177
Due to related parties	(1,861,838)	(208,899)
Net Cash (Used In) Provided by Operating Activities	(3,038,654)	2,377,283

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	29,956	--
Purchase of property and equipment	(286,178)	--
Cash acquired in acquisition of E-OIR Technologies, Inc.	--	1,916,079
Cash used for acquisition of Genex Technologies, Inc., net of cash acquired	--	(2,515,516)
Net Cash Used In Investing Activities	(256,222)	(599,437)

Cash Flows From Financing Activities:
Repayment of long-term debt	(656,157)	(41,961)
Proceeds from sale of Series A convertible preferred stock	--	50,000
Proceeds from sale of Series B and C convertible preferred stock, net	--	3,512,273
Net Cash Provided By (Used In) Financing Activities	(656,157)	3,520,312

Net Increase (Decrease) In Cash	(3,951,033)	5,298,158

Cash and Cash Equivalents - Beginning of Period	5,862,608	1,334

Cash and Cash Equivalents - End of Period	$1,911,575	$5,299,492

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$370,702	$1,371
Taxes	$-	$500

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into Series A preferred stock	$--	$74,848
Common stock issued in conjunction with acquisition of Genex Technologies, Inc.	$--	$6,101,258
Deemed dividend preferred stock - beneficial conversion feature - Series A	$--	$124,858
Deemed dividend preferred stock - beneficial conversion feature - Series C	$--	$2,050,000
Transfer of inventory to Markland	$105,218	$-

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

The Company also reclassified $251,628 from Due to Related Parties to Additional Paid-in Capital to correct the presentation of certain stock compensation issued by Markland to Technest employees.

The impact of the restatement on the financial statements for the nine months ended March 31, 2006 to correct the accounting for the warrants is as follows:

	As originally stated	Impact of restatement	As restated
Net income (loss)	$(3,320,261)	$25,046,489	$21,726,228

Net income (loss) applicable to common stockholders	$(3,320,261)	$25,046,489	$21,726,228

Net income (loss) applicable to common stockholders per common share	$(0.22)	$1.67	$1.45

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

Income (Loss) Per Share

Basic and diluted net income (loss) per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by weighted-average common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income (loss) per share in the nine months ended March 31, 2006:

Weighted-average shares outstanding for basic net income per share	15,034,540
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	632,178
Warrants to purchase common stock	25,239
Total shares for diluted net income per share	15,997,985

Common stock equivalents, consisting of, Series A and C Convertible Preferred Stock, options and warrants were not included in the calculation of the diluted loss per share for the three months ended March 31, 2006 and 2005 and the nine months ended March 31, 2005 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

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

	Three Months
	Ended	Nine months ended
	March 31,	March 31,
	2005	2006	2005
Net income (loss) as reported	$(17,993,190)	$(21,726,228)	$(18,099,911)
Add: stock-based employee compensation under intrinsic value method Included in net loss	62,155	96,339	62,155
Deduct: stock-based employee compensation under fair value method	(217,894)	(118,232)	(118,232)
Pro forma net income (loss) to applicable to common stockholders	$(18,148,929)	$(21,704,335)	$(18,155,988)
Basic income (loss) per share - as reported	$(7.55)	$(1.45)	$(2.60)
Basic income (loss) per share - pro forma	$(7.61)	$(1.44)	$(2.61)
Diluted income (loss) per share - as reported	$(7.55)	$1.36	$(2.60)
Diluted income (loss) per share - pro forma	$(7.61)	$1.36	$(2.61)

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

Pro Forma Information

Unaudited pro forma financial information for the nine months ended March 31, 2005, had the acquisition of Genex and EOIR been completed as of July 1, 2004, the beginning of the period presented, is as follows:

Condensed Pro Forma Statement of Net Loss
Nine Months Ended March 31, 2005

Revenues	$47,899,312
Operating loss	$(2,770,717)

Net loss attributable to common shareholders	$(5,958,210)
Net loss per common share	$(0.42)

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at March 31, 2006:

	Amount	Useful life (years)
Patents - Genex - commercialized technology	$440,000	5
Patents - Genex - other	161,110	15
Customer relationships and contracts - Genex	1,130,000	5
Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,944	10
Accumulated amortization	(3,039,013)
Net definite-lived intangible asset	$11,999,041

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

In the three months and nine months ended March 31, 2006 changes in the fair value of the warrants recorded as derivative income in the statements of operations were $-0- and $25,046,489, respectively. In the three months and nine months ended March 31, 2005 changes in the fair value of the warrants recorded as derivative expense in the statements of operations were $12,938,263.

6.  LONG-TERM DEBT

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

EOIR holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on September 30, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010 EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a three-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

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

The net amount due to Markland is $629,723 at March 31, 2006. These charges are related to cash advances, stock awards, shared expenses and transfer of inventory between Markland and Technest.

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

13.  LITIGATION

H&H Acquisition Corp.

On July 23, 1998, H & H Acquisition Corp., individually and purportedly on behalf of Technest, commenced an action in federal court in the Southern District of New York against Technest, the founder and certain officers, among others The complaint is an action to recover shares of common stock of the Company and unspecified damages. Management believes that the claims against the Company and certain officers are without merit and is vigorously defending the action. The Company cannot make any assurances about the litigation's outcome. However, the Company could be adversely affected if the plaintiff prevails.

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

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court On April 10, 2006, a Second Amended Bill of Complaint seeking to join Technest as a defendant has been filed with the Court but no date has been requested for a hearing to determine if such an amendment would be allowed.

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

Genex offers (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) design and fabrication of 3D facial recognition products tools for law enforcement; and (iii) design and fabrication of non-invasive 3D medical imaging tools EOIR offers (i) design and fabrication of customized remote sensor systems and platforms for DOD, INTEL and Homeland Security applications; (ii) remote sensor data collection, data signal processing and data exploitation; and (iii) training in the use of remote sensor systems and data. These efforts of EOIR and Genex involve systems engineering, system integration, prototyping, manufacturing and field data collections as well as data analysis and processing. The Company has developed a number of proprietary products from its engineering and research and development services which we expect will be launched in the next twelve months as the next phase of the Company’s strategic plan.

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

Advanced Technologies Research and Development

The Advanced Technologies Research and Development group of Genex is focused on developing our imaging technology portfolio via advanced research in 3D facial recognition, intelligent surveillance 3D imaging, and medical imaging By integrating our marketing pursuits with our R&D efforts, we can bring to market technological advances that have enhanced customer value. Some of our targeted research areas include: (i) fully integrated Surematch™ suite of 3D facial recognition software application programs; (ii) intelligent surveillance using two- and three-dimensional image processing to support homeland security, military, and commercial applications; (iii) detection of concealment of intent using thermal and 3D imaging to support anti-terrorist efforts; (iv) early detection of cancer using non-invasive and non-radiological diffuse optical tomography; and (v) more effective and less risky radiation treatment for cancer by use of 3D imaging for patient positioning.

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

RESULTS OF OPERATIONS

The push down basis of accounting has been applied to the February 14, 2005 acquisition of Technest by Markland and the acquisition of Genex by Technest. In accordance with the push down basis of accounting, Technest’s and Genex’s net assets were adjusted to their estimated fair values as of the date of acquisition The purchase method of accounting was used by Technest Holdings, Inc. to record the assets acquired and liabilities assumed of Genex Technologies, Inc. on February 14, 2005.  Accordingly, the financial statements of Technest Holdings, Inc. as of and for periods ended subsequent to the acquisition are not comparable in all material respects to the financial statements of Technest Holdings, Inc. as of and for periods ended prior to the acquisition.

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
In the nine and three months ended March 31, 2006, Technest charged to interest expense $1,600,000 and $545,000, respectively, (including $1,500,000 and $350,000, respectively, paid in common stock) related to liquidated damages paid for failure to have an effective registration statement. On September 30, 2005, the Company amended the terms of its Registration Rights Agreement such that any liquidated damages would only be payable in common stock. As a result of this amendment, the Company was able to conclude that the warrants could be settled in unregistered shares. Therefore, the warrants were no longer required to be recorded as derivative liabilities and there have been no additional derivative income (loss) recorded related to these warrants since that date derivative income represents the change in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the nine months ended March 31, 2006, the change in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($3,320,261) for the nine months ended March 31, 2006. Pro forma basic and diluted loss per common share would have been ($0.22) for the same period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2006, Technest had a negative working capital balance of $3,523,666. Technest’s current liabilities include $629,723 due to Markland, Technest’s parent company. Net cash used in operating activities was $3,038,654 for the nine months ended March 31, 2006. Non-cash expenses included in the net income totaled $3,436,623 and non-cash income was $25,046,489, while changes in the components of working capital used cash of $3,155,016. Most of the change in working capital was related to a reduction of amounts due to related parties and trade payables by $4,090,807.

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

Technest has had net operating losses each year since its inception. As of March 31, 2006, our accumulated deficit was $13,764,375. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

On February 3, 2006, a hearing was held in the Spotsylvania County Circuit Court on Markland and EOIR’s demurrer to certain claims brought by Mr. Moulton. As a result of that hearing, Mr. Moulton’s cause of action alleging breach of an employment contract by EOIR was dismissed with prejudice by the Court On April 10, 2006, a Second Amended Bill of Complaint seeking to join Technest as a defendant has been filed with the Court but no date has been requested for a hearing to determine if such an amendment would be allowed.

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