Form 10KSB/A
period 2006-06-30
TECHNEST HOLDINGS INC
filed 2007-01-24
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference: The Proxy Statement for 2006 Annual Meeting of Stockholders is incorporated by reference into Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006 as filed on October 13, 2006 in response to comments from the Securities and Exchange Commission regarding (i) the pro forma financial information for the year ended December 31, 2004 for the acquisitions of EOIR Technologies, Inc. and Genex Technologies, Inc. as if those acquisitions had occurred as of January 1, 2004, (ii) the inclusion of our audited financial statements for the year ended December 31, 2004, (iii) clarification of our disclosure in Part II, Item 8A. Controls and Procedures, and (iv) modifications to the certifications filed as Exhibits 31.1 and 31.2.

Generally, no attempt has been made in this Annual Report on Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to meet the SEC's comments. This Annual Report on Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on October 13, 2006. Accordingly, this amended Annual Report on Form 10-KSB/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the original filing, as well as any Current Reports filed on Form 8-K subsequent to the date of the original filing. The following items have been amended as a result of the SEC comments:

Part II, Item 7 - Financial Statements
Part II, Item 8A - Controls and Procedures.
Exhibits 31.1 and 31.2

In addition, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibit 32.1.

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

Item 7. Financial Statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Periods ended June 30, 2006, June 30, 2005 and December 31, 2004
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-4
Consolidated Statements of Operations	F-6
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	F-7
Consolidated Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements	F-13

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

Wolf & Company, P.C.
Boston, Massachusetts
October 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Technest Holdings, Inc. and Subsidiary

We have audited the accompanying balance sheet of Technest Holdings, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. as of December 31, 2004, and the results of its operations, stockholders' equity (deficit) and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 28, 2005

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
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
CONSOLIDATED BALANCE SHEET (continued)
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
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED) AND
THE YEAR ENDED DECEMBER 31, 2004

	2006	2005	2004
		(Restated)

Revenues	$81,092,049	$27,890,072	$--

Cost of Revenues	66,542,239	22,481,133	--

Gross Profit	14,549,810	5,408,939	--

Operating Expenses
Selling, general and administrative (including $1,000,000 and $893,219 to related parties in the year ended June 30, 2006 and six months ended June 30, 2005, respectively)	14,380,208	5,809,945	104,818
Research and development	159,209	2,395,950	--
Amortization of intangible assets	1,786,146	611,471	--
Total Operating Expenses	16,325,563	8,817,366	104,818

Operating Loss	(1,775,753)	(3,408,427)	(104,818)

Other (Expenses) Income, Net
Other income	161,600	40,567	--
Interest expense	(3,179,672)	(446,027)	(7,690)
Derivative income (loss)	25,046,489	(30,212,400)	--
Total other (expenses) income, net	22,028,417	(30,617,860)	(7,690)

Net Income (Loss)	20,252,664	(34,026,287)	(112,508)

Deemed dividend on Series A Convertible Preferred Stock	--	124,848	--
Deemed dividend on Series C Convertible Preferred Stock	--	2,465,000	--

Net Income (Loss) Applicable to Common Shareholders	$20,252,664	$(36,616,135)	$(112,508)

Basic Income (Loss) Per Common Share	$1.33	$(3.42)	$(0.89)

Diluted Income (Loss) Per Common Share	$1.25	$(3.42)	$(0.89)

Weighted Average Number of Common Shares Outstanding - Basic	15,228,294	10,691,584	126,883
- Diluted	16,266,487	10,691,584	126,883

 See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 31, 2004

			Series A		Series B
			Convertible		Convertible
	Common Stock		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - January 1, 2004	117,951	$118	-	$-	-	$-
Issuance of common stock for services	21,309	21	-	-	-	-
Net loss	-	-	-	-	-	-
Balance - December 31, 2004	139,260	139	-	-	-	-
Issuance of Series A Convertible Preferred Stock	-	-	124	-	-	-
Net loss through February 14, 2005	-	-	-	-	-	-
Balance - February 14, 2005	139,260	139	124	-	-	-
Impact of applying push down accounting	-	-	-	-	-	-
Acquisition of EOIR	12,000,000	12,000	-	-	-	-
Amortization and remeasurement of stock-based compensation	-	-	-	-	-	-
Issuance of common stock to Markland in connection with the Genex acquisition	1,954,023	1,954	-	-	-	-
Issuance of Series B and C Convertible Preferred Stock and warrants	-	-	-	-	1,149,425	1,149
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-	(632,182)	(632)
Common Stock issued in conjunction with warrant exercises	208,910	209	-	-	-	-
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	-	-	-	-	-
Balance - June 30, 2005 (restated)	14,302,193	14,302	124	-	517,243	517
Conversion of Series A Convertible Preferred Stock into Common Stock	282,669	283	(60)	-	-	-
Conversion of Series C Convertible Preferred Stock into Common Stock	517,240	517	-	-	-	-
Common Stock issued in conjunction with warrant exercises	354,921	355	-	-	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	410,888	410	-	-	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-	(517,243)	(517)
Amortization and forfeiture of stock-based compensation	-	-	-	-	-	-
Stock-based compensation related to restricted stock grants	-	-	-	-	-	-
Reclassify derivative liability to equity	-	-	-	-	-	-
Net income	-	-	-	-	-	-
Balance - June 30, 2006	15,867,911	$15,867	64	$-	-	$-

 See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 31, 2004

	Series C
	Convertible		Subscription	Unearned
	Preferred Stock		Receivable	Compensation
	Shares	Amount	Amount	Amount

Balance- January 1, 2004	-	$-	$(7,035)	$-
Issuance of common stock for services	-	-	-	-
Balance - December 31, 2004	-	-	(7,035)	-
Issuance of Series A Convertible Preferred Stock	-	-	-	-
Net loss through February 14, 2005	-	-	-	-
Balance - February 14, 2005	-	-	(7,035)	-
Impact of applying push down accounting	-	-	7,035	-
Acquisition of EOIR	-	-	-	(2,175,542)
Amortization and remeasurement of stock based compensation	-	-	-	634,052
Issuance of common stock to Markland in connection with the Genex acquisition	-	-	-	-
Issuance of Series B and C Convertible Preferred Stock and warrants	1,149,425	1,149	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-
Common Stock issued in conjunction with warrant exercises	-	-	-	-
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	-	-	-
Balance - June 30, 2005 (restated)	1,149,425	1,149	-	(1,541,490)
Conversion of Series A Convertible Preferred Stock to Common Stock	-	-	-	-
Conversion of Series C Convertible Preferred Stock to Common Stock	(517,240)	(517)	-	-
Common Stock issued in conjunction with warrant exercises	-	-	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	-	-	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-
Amortization and forfeiture of stock based compensation	-	-	-	1,541,490
Stock-based compensation related to restricted stock grants	-	-	-	-
Reclassification of derivative liability to equity	-	-	-	-
Net income	-	-	-	-
Balance - June 30, 2006	632,185	$632	$-	$-

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 31, 2004

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity (Deficit)
	Amount	Amount	Amount

Balance - January 1, 2004	$15,139,339	$(15,419,091)	$(286,669)
Issuance of common stock for services	89,979	-	90,000
Net loss	-	(112,508)	(112,508)
Balance - December 31, 2004	15,229,318	(15,531,599)	(309,177)
Issuance of Series A Convertible Preferred Stock	124,848	-	124,848
Net loss through February 14, 2005	-	(2,250)	(2,250)
Balance February 14, 2005 -	15,354,166	(15,533,849)	(186,579)
Impact of applying push down accounting	(15,356,554)	15,533,849	184,330
Acquisition of EOIR	16,533,761	(1,466,566)	12,903,653
Amortization and remeasurement of stock based compensation	158,832	-	792,884
Issuance of common stock to Markland in connection with the Genex acquisition	6,099,304	-	6,101,258
Issuance of Series B and C Convertible Preferred Stock and warrants	2,451,124	-	2,453,422
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	632	-	-
Common Stock issued in conjunction with warrant exercises	4,307,575	-	4,307,784
Net loss from February 15, 2005 to June 30, 2005 (restated)	-	(34,024,037)	(34,024,037)
Balance June 30, 2005 (restated)	29,548,840	(35,490,603)	(7,467,285)
Conversion of Series A Convertible Preferred Stock to Common Stock	(283)	-	-
Conversion of Series C convertible Preferred Stock to Common Stock	-	-	-
Common Stock issued in conjunction with warrant exercises	(355)	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	2,104,051	-	2,104,461
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	517	-	-
Amortization and forfeiture of stock-based compensation	(1,445,151)	-	96,339
Stock based compensation related to restricted stock grants	279,428	-	279,428
Reclassification of derivative liability to equity	1,917,127	-	1,917,127
Net income	-	20,252,664	20,252,664
Balance June 30,2006	$32,404,174	$(15,237,939)	$17,182,734

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED) AND
THE YEAR ENDED DECEMBER 31, 2004
	2006	2005 (Restated)	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$20,252,664	$(34,026,287)	$(112,508)

Adjustment to reconcile net income (loss) to net
cash provided by operating activities:
Derivative (income) loss	(25,046,489)	30,212,400	--
Common stock issued in settlement of liquidated damages	2,104,461	--	--
Depreciation of property and equipment	385,032	120,524	--
Accrued interest on note payable paid in Series A Convertible Preferred Stock	--	7,690	--
Amortization of intangible assets	1,747,347	611,471	--
Acquired in-process research and development	--	2,095,000	--
Stock-based compensation	375,767	1,044,512	90,000
Non-cash interest expense	293,592	110,097	--
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(3,832,138)	(356,042)	--
Inventory and work in process	281,211	(183,704)	--
Deposits and prepaid expenses and other current assets	(83,824)	(46,969)	--
Restricted cash	--	(250,000)	--
Due to related parties	(1,553,960)	295,638	--
Accounts payable	2,795,528	4,464,187	11,659
Accrued expenses and other current liabilities	3,183,845	326,307	--
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	903,036	4,424,824	(10,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of Genex Technologies, Inc., net of cash acquired	--	(2,515,516)	--
Proceeds from the sale of property and equipment	29,956	--	--
Cash acquired in acquisition of E-OIR Technologies, Inc.	--	1,916,079	--
Purchase of property and equipment	(324,499)	(65,657)	--
NET CASH USED IN INVESTING ACTIVITIES	(294,543)	(665,094)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series A Convertible Preferred Stock	--	50,000	--
Proceeds from sale of Series B and C Convertible Preferred Stock and warrants, net	--	3,512,422	--
Payment of note payable and long-term debt	(2,858,891)	(1,709,683)	10,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,858,891)	1,852,739	10,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,250,398)	5,612,469	(849)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,612,608	139	988

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,362,210	$5,612,608	$139
See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 31, 2004

	2006	2005 (Restated)	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the periods for:
Interest	$576,620	$325,503	$--

Taxes	$--	$500	$--
Non-cash investing and financing activities:

Conversion of notes payable and accrued interest into Series A
Preferred Stock	$--	$74,848	$--

Common Stock issued in exchange for shares of Markland
Technologies, Inc. used in conjunction with the acquisition of
Genex Technologies, Inc.	$--	$6,101,258	$--
Common Stock issued in conjunction with the acquisition
of E-OIR Technologies, Inc.	$--	$12,903,653	$--

Deemed dividend Preferred Stock - beneficial conversion
feature - Series A	$--	$124,848	$--

Deemed dividend Preferred Stock - beneficial conversion
feature - Series C	$--	$2,465,000	$--

Reclassification of derivative liability to equity	$1,917,127	$4,307,784	$--

Inventory transferred to Markland	$105,218	$--	$--

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (concluded)
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 64, 2004

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

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JUNE 30, 2006, THE SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)
AND THE YEAR ENDED DECEMBER 31, 2004

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
$772,284

Depreciation expense for the year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 was $385,032, $120,524, and $-0-, respectively.

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

Revenues from teaming agreements for the year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004 were $4.4 million, $1.7 million and $-0-, respectively.

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

Net income (loss) per share for the period ended June 30, 2005 and the year ended December 31, 2004 have been retroactively restated to reflect a 1 for 211.18 reverse stock split effective at the close of business on July 19, 2005.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004.

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

Stock-Based Compensation

As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", Technest has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income (loss) for the year ended June 30, 2006 and the six months ended June 30, 2005. For the year ended December 31, 2004 there was no effect on the net loss.

	Year ended June 30, 2006	Six months ended June 30, 2005
Net income (loss), as reported	$20,252,664	$(34,026,287)
Add: stock-based employee compensation under intrinsic value method included in net income (loss)	96,339	634,052
Deduct: stock-based employee compensation under fair value method	(118,232)	(1,097,587)
Pro forma net income (loss)	20,230,771	(34,489,822)
Deemed dividends on Series A and C Convertible Preferred Stock	--	(2,589,848)
Pro forma net income (loss) applicable to common stockholders	$20,230,771	$(37,079,670)
Basic income (loss) applicable to common stockholders per common share	$1.33	$(3.42)
Diluted income (loss) applicable to common stockholders per common share	$1.25	$(3.42)
Pro forma basic income (loss) applicable to common stockholders per common share	$1.33	$(3.47)
Pro forma diluted income (loss) applicable to common stockholders per common share	$1.24	$(3.47)

The assumptions used and weighted average information for the year ended June 30, 2006 and six months ended June 30, 2005 is as follows:

Fair value of stock	$0.12
Exercise price	$0.06
Expected dividend yield	0%
Expected lives (in years)	9
Volatility	69%
Risk-free interest rate	3.53%

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

Pro Forma Information

Unaudited pro forma financial information for the year ended December 31, 2004, had the acquisitions of Genex and EOIR been completed as of January 1, 2004, is as follows:

	Six months ended June 30, 2005	Year ended December 31, 2004

Revenues	$33,779,982	$66,973,861

Loss from operations	$(32,488,450)	$(2,722,789)

Deemed dividends on beneficial conversion to preferred stockholders	$--	$(2,174,848)

Net loss applicable to common stockholders	$(32,488,450)	$(4,897,637)

Net loss applicable to common stockholders per common share	$(2.30)	$(0.35)

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

Amortization expense was $1,747,347, $611,471, and $-0-, for the year ended June 30, 2006, the six months ended June 30, 2005, and the year ended December 31, 2004, respectively. Future amortization expense related to the definite-lived intangible asset over the next five years is $1,786,046 per year.

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

During 2003, the Company issued an 8% convertible demand note in the principal amount of $57,158. In April 2004, the Company issued an 8% demand note in the principal amount of $10,000. On February 8, 2005, these notes and accrued interest of $7,690 were satisfied by the issuance of Series A Convertible Preferred Stock (see Note 7). There was no interest expense related to these notes for the year ended June 30, 2006 or six months ended June 30, 2005. In the year ended December 31, 2004 interest expense related to these notes was $7,690.

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
$50,885

Interest expense related to other long-term debt in the year ended June 30, 2006 and the six months ended June 30, 2005 was approximately $5,527 and $9,000, respectively.

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

Common Stock Issuances

On July 28, 2004, the Company issued 5,919 restricted shares to Mark Allen, a director and principal officer of the company and 5,919 restricted shares to Michael Sheppard, a consultant and former director of the Company for services rendered. The Company valued these services at fair value, based on the quoted market price of the stock issued on the date of issuance which was determined to be more reliably measurable than the fair value of the services, and recorded consulting expense of $50,000 related to these services.

On August 9, 2004 the Company issued 4,735 restricted shares each to Verdi Consulting and Gary Wolff, two consultants for the Company, in lieu of cash compensation for services rendered. The Company valued these services at fair value, based on the quoted market price of the stock issued on the date of issuance which was determined to be more reliably measurable than the fair value of the services, and recorded consulting expense of $40,000 related to these services.

On February 14, 2005, Technest issued to Markland 1,954,023 shares of its common stock in exchange for 10,168,764 shares of Markland common stock in accordance with the terms of a Securities Purchase Agreement between Markland and Technest(see Note 3). On this date, Technest became a majority owned subsidiary of Markland. Markland also agreed to issue additional shares of its common stock with a value of $5,000,000 to Technest upon conversion of Technest's Series B Preferred Stock.

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

No options were granted pursuant to the Plan during the year ended June 30, 2006 and the six months ended June 30, 2005.

Summary information with respect to stock options and warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2003	4,352	$644.10
Expired	(456)	(232.18)
Balance, December 31, 2004	3,896	504.72
Issued	1,149,425	6.50
Expired	(80)	(4,434.78)
Exercised	(267,366)	(6.33)
Balance, June 30, 2005	885,875	8.12
Exercised	(507,773)	(6.50)
Expired	(3,816)	(3,259.17)
Balance, June 30, 2006	374,286	$6.50

The following table summarizes the Company's warrants outstanding at June 30, 2006:

Warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$ 6.50	374,286	02/14/2010
Weighted average remaining life			3.75 years

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

11. INCOME TAXES

There was no provision for federal income taxes for the year ended June 30, 2006, the six months ended June 30, 2005 and the year ended December 31, 2004, due to the Company's operating losses and a full valuation reserve on deferred tax assets.

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

A reconciliation of the provision (benefit) for income taxes to taxes at the federal statutory rate is as follows:

	2006	2005	2004
Tax provision (benefit) at statutory rate	$6,886,000	$(11,568,000)	$(39,000)
Permanent differences due to :
Derivative income (loss)	(8,516,000)	10,272,000	--
Stock-based compensation	95,000	358,000	--
In-process research and development	--	718,000	--
Non-deductible interest	587,000	--	--
Losses providing no tax benefit	915,000	--	--
Amortization of definite lived intangibles	--	210,000	--
Other	33,000	10,000	39,000
	$--	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2006 and June 30, 2005 are as follows:

	2006	2005	2004
Net operating loss carryforward	$4,200,000	$3,500,000	$3,500,000
Non-deductible EOIR intangibles	(4,100,000)	--	--
Valuation allowance	(100,000)	(3,500,000)	(3,500,000)
Net deferred tax assets	$-	$-	$-

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

Contributions and other costs of these plans in the twelve months ended June 30, 2006 and the six months ended June 30, 2005 were $832,020 and $257,876, respectively.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Based on our management's evaluation, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB/A	Incorporated by reference
			Form	Filing Date	Exhibit No.

2.1	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC, dated February 14, 2005		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.4	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B
4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4

4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Amendment No. 1 to the Registration Rights Agreement dated October 3, 2005 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	October 7, 2005	4.2
4.12	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	March 2, 2006	4.2
4.13	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.1
4.14	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.2
4.15	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	10-KSB	October 13, 2006	4.15

4.16	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.	10-KSB	October 13, 2006	4.16
10.1	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.	8-K	February 14, 2005	10.1
10.2	Form of 8% Promissory Note between the registrant and Garth LLC.	8-K	February 14, 2005	10.2
10.3	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.3
10.4	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.4
10.5	Escrow Agreement between Markland Technologies, Inc. Technest Holdings, Inc. Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005.	8-K	February 15, 2005	10.1
10.6*	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.7	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005	8-K	August 18, 2005	10.1
10.8	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Technologies, Inc. and United States Army Night Vision and Electronic Sensors Directorate	10-QSB	November 21, 2005	10.2
10.9	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004	10-QSB	November 21, 2005	10.3
10.10	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004	10-QSB	November 21, 2005	10.4

10.11	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004	10-QSB	November 21, 2005	10.5
10.12	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29, 2004	10-QSB	November 21, 2005	10.6
10.13	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002	10-QSB	February 21, 2006	10.1
10.14	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005	10-QSB	February 21, 2006	10.2
10.15	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004	10-QSB	February 21, 2006	10.3
10.16	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005	10-QSB	February 21, 2006	10.4
10.17	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005	10-QSB	February 21, 2006	10.5
10.18	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005	10-QSB	February 21, 2006	10.6
10.19	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	10-QSB	February 21, 2006	10.7

10.20	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.1
10.21	License Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.2
10.22*	Employment Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.3
10.23*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.4
10.24*	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.	8-K	March 17, 2006	10.5
10.25*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6
10.26*	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.7
10.27*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8
10.28	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.1
10.29	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.2
10.30	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.3

10.31	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.4
10.32	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.		8-K	August 14, 2006	10.5
10.33*	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.6
10.34*	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.7
10.35*	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.		8-K	August 14, 2006	10.8
10.36	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		10-KSB	October 13, 2006	10.36
16.1	Letter from Sherb & Co.		8-K/A	August 25, 2005	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.		10-KSB	October 13, 2006	21.1
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
* Indicates a management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement for the 2006 annual meeting of stockholders.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2007.

TECHNEST HOLDIINGS, INC.

By: /s/ Joseph P. Mackin
Joseph P. Mackin
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mackin	Chief Executive Officer, President and	January 24, 2007
Joseph P. Mackin	Chairman of the Board of Directors

/s/ Gino Miguel Pereira	Chief Financial Officer, Principal	January 24, 2007
Gino Miguel Pereira	Accounting Officer and Director

/s/Darlene M. Deptula-Hicks	Director	January 24, 2007
Darlene M. Deptula-Hicks

/s/ David R. Gust	Director	January 24, 2007
David R. Gust

/s/ Robert Doto	Director	January 24, 2007
Robert Doto