Form 10QSB
period 2006-12-31
TECHNEST HOLDINGS INC
filed 2007-02-14
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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

As of February 5, 2007, there were 16,858,002 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes         No    X

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
DECEMBER 31, 2006

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$1,626,441
Accounts receivable	8,510,019
Unbilled receivables	889,302
Restricted cash	250,000
Inventory	229
Prepaid expenses and other current assets	103,816
Total Current Assets	11,379,807

Property and Equipment - Net of accumulated depreciation and amortization of $875,302	597,290

Other Assets
Deposits	87,432
Deferred financing costs - Net of accumulated amortization of $171,162	1,112,847
Definite-lived intangible assets -
Net of accumulated amortization of $4,378,548	10,659,506
Goodwill	14,035,551
Total Other Assets	25,895,336
$37,872,433

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$10,038,756
Accrued expenses and other current liabilities	3,692,203
Due to related party	442,829
Revolving line of credit	3,360,635
Current portion of long-term debt	1,794,744
Total Current Liabilities	19,329,167

Non Current Liabilities
Long-term debt, less current portion and discount of $190,288	2,337,520
Total Liabilities	21,666,687

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.325 shares issued and outstanding (preference in liquidation of $64,325 at December 31, 2006)	--
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized: 632,185 issued and outstanding (preference in liquidation of $1,375,002 at December 31, 2006)	632
Common stock - par value $.001 per share; 500,000,000 shares authorized; 16,618,347 shares issued and outstanding	16,617
Additional paid-in capital	35,171,839
Accumulated deficit	(18,983,342)
Total Stockholders’ Equity	16,205,746
$37,872,433

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Six Months Ended December 31,
	2006	2005

Revenues	$35,720,510	$37,285,917

Cost of Revenues (including $344,566 and $-0- to related parties in the six months ended December 31, 2006 and 2005, respectively)	28,646,974	30,227,124
Gross Profit	7,073,536	7,058,793

Operating Expenses:
Selling, general and administrative (including $500,000 to related parties in the six months ended December 31, 2006 and 2005, respectively)	7,464,434	6,311,234
Research and development	33,617	138,448
Amortization of intangible assets	893,023	893,122
Total Operating Expenses	8,391,074	7,342,804

Operating Loss	(1,317,538)	(284,011)

Other Expenses (Income), Net
Interest expense	2,461,791	1,595,820
Derivative income	--	(25,046,489)
Other income, net	(33,926)	(83,178)
Total Other Expenses (Income), Net	2,427,865	(23,533,847)

Net Income (Loss)	$(3,745,403)	$23,249,836

Basic Income (Loss) Per Common Share	$(0.23)	$1.58

Diluted Income (Loss) Per Common Share	$(0.23)	$1.47

Weighted Average Number of Common Shares Outstanding - Basic	16,234,986	14,719,365
- Diluted	16,234,986	15,807,465

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended December 31,
	2006	2005

Revenues	$15,750,872	$18,289,576

Cost of Revenues (including $283,403 and $-0- to related parties in the three months ended December 31, 2006 and 2005, respectively)	12,437,451	14,636,669
Gross Profit	3,313,421	3,652,907

Operating Expenses:
Selling, general and administrative (including $250,000 to related parties in the three months ended December 31, 2006 and 2005, respectively)	3,708,528	3,343,894
Research and development	28,193	77,703
Amortization of intangible assets	446,512	452,253
Total Operating Expenses	4,183,233	3,873,850

Operating Loss	(869,812)	(220,943)

Other Expenses (Income), Net
Interest expense	1,009,332	852,781
Other income, net	(6,032)	(52,596)
Total Other Expenses, Net	1,003,300	800,185

Net Loss	$(1,873,112)	$(1,021,128)

Basic and Diluted Loss Per Common Share	$(0.11)	$(0.07)

Weighted Average Number of Common Shares Outstanding	16,432,728	15,141,121

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(Unaudited)

	COMMON STOCK		SERIES A CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance - July 1, 2006	15,867,911	$15,867	64	$--	632,185	$632	$32,404,174	$(15,237,939)	$17,182,734

Stock issued in connection with liquidated damages associated with registration rights agreements	590,657	590	--	--	--	--	1,241,237	--	1,241,827

Stock issued to note holders in connection with subordination of security interest for bank financing	99,779	100	--	--	--	--	344,138	--	344,238

Issuance and amortization of stock-based compensation related to restricted stock grants	60,000	60	--	--	--	--	711,520	--	711,580

Fair value of warrants issued in connection with bank financing	--	--	--	--	--	--	217,732	--	217,732

Fair value of warrants issued to a consultant	--	--	--	--	--	--	253,038	--	253,038

Net loss	--	--	--	--	--	--	--	(3,745,403)	(3,745,403)

Balance - December 31, 2006	16,618,347	$16,617	64	$--	632,185	$632	$35,171,839	$(18,983,342)	$16,205,746

See notes to condensed consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(Unaudited)

	2006	2005
Cash Flows From Operating Activities:

Net income (loss)	$(3,745,403)	$23,249,836

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Derivative income	--	(25,046,489)
Depreciation and amortization of property and equipment	212,119	179,492
Amortization of intangible assets	893,023	893,122
Common stock issued in settlement of liquidated damages	1,241,827	1,150,000
Non-cash interest expense	861,643	146,797
Stock-based compensation	711,580	96,339
Fair value of warrants issued to a consultant	253,038	--
Changes in operating assets and liabilities:
Accounts receivable	864,860	678,525
Unbilled receivables	1,164,819	--
Inventory and work in process	20,006	279,768
Deposits and prepaid expenses and other current assets	38,354	399,644
Restricted cash	--	(250,000)
Due to related parties	(152,953)	(1,476,521)
Accounts payable	(3,206,681)	(1,479,238)
Accrued expenses and other current liabilities	(1,156,732)	129,375
Net Cash Used In Operating Activities	(2,000,500)	(1,049,350)

Cash Flows From Investing Activities:
Purchase of property and equipment	(37,121)	(166,429)
Net Cash Used In Investing Activities	(37,121)	(166,429)

Cash Flows From Financing Activities:
Proceeds from term loan	3,000,000	--
Proceeds from revolving line of credit, net	3,360,635	--
Payment of debt issuance costs	(141,667)	--
Payment of loan guarantee fee to Markland	(580,372)	--
Repayment of term loan	(333,333)	--
Repayment of notes payable	(5,003,411)	(633,433)
Net Cash Provided by (Used in) Financing Activities	301,852	(633,433)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005 (concluded)
(Unaudited)
	2006	2005

Net Decrease In Cash	(1,735,769)	(1,849,212)

Cash And Cash Equivalents - Beginning Of Period	3,362,210	5,862,608

Cash And Cash Equivalents - End Of Period	$1,626,441	$4,013,396

Supplemental Disclosures Of Cash Flow Information:

Cash paid during the periods for:
Interest	$307,258	$225,631

Taxes	$--	$--

Non-cash investing and financing activities:

Fair value of common stock and warrants issued as deferred financing costs	$561,970	$--

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended December 31, 2006 and 2005
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

In connection with these acquisitions, the accounts of Technest and Genex have been adjusted using the push-down basis of accounting to recognize the allocation of the consideration paid to the respective net assets acquired.

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

There was no impact on the financial statements for the three months ended December 31, 2005 as a result of the restatement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the result that may be expected for the year ending June 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

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

Concentrations

A significant portion of revenue is generated from contracts with Federal government agencies. Including one contract with the U.S. Army which represented approximately $30.6 million of revenue for the six months ended December 31, 2006. Consequently, a significant portion of all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market mutual funds as of December 31, 2006.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of December 31, 2006.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at December 31, 2006. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Unbilled receivables represent amounts earned related to allowable costs incurred under contracts but not billed.

Inventory

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at December 31, 2006:

Software	$180,057
Computer equipment	691,252
Furniture and fixtures	345,275
Leasehold improvements	222,338
Vehicles	33,670
1,472,592
Less accumulated depreciation and amortization	(875,302)
$597,290

Depreciation and amortization expense for the six months ended December 31, 2006 and 2005 was $212,119 and $179,492, respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations. Also included are certain costs of outside legal counsel related to obtaining new patents.

Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates primarily to 3D imaging, intelligent surveillance and 3D facial recognition technologies.  As of December 31, 2006, certain of these technologies have been licensed to Markland.

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

Contracts and Customer Relationships acquired as a result of business combinations have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, Financial Accounting Standards Board (“FASB”) Concepts Statement Number 7 and Emerging Issued Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at December 31, 2006, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable and long-term debt approximate their recorded amounts because of their relative market and settlement terms. The fair value of the notes payable issued to the former owners of EOIR have been recorded at their fair value. Management was primarily responsible for determining this fair value and in making its determination, management considered a number of factors, including an independent valuation.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members because these teaming arrangements meet the criteria for gross revenue reporting as discussed in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. This policy on revenue recognition is also supported by paragraph 60 of the AICPA’s Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.   Revenues under teaming arrangements amounted to approximately $1.9 million for the six months ended December 31, 2006.

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

Since its acquisition by Markland, the Company files consolidated income tax returns with Markland and, for financial statement purposes, computes its provision or benefit for income taxes based on the income and expenses reported in the Company’s statements of operations. The allocation is not subject to a tax sharing arrangement with Markland and it is based on the tax effect of the Company’s operations as if it had not been included in a consolidated return, based on the preacquisition book and tax basis of the Company’s assets and liabilities. Therefore, the impact of applying push down accounting to the Company is not considered in determining the Company’s provision for income taxes. Amounts included in the Company’s statement of operations related to the impact of push down accounting, including the amortization of definite-lived intangible assets and stock-based compensation, have been considered permanent differences for purposes of the intercompany tax allocation.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the six months ended December 31, 2006 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share in the six months ended December 31, 2005:

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

Impairment of Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill annually as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the six months ended December 31, 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended December 31, 2006.

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

Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income for the six months ended December 31, 2005.

Six months ended December 31,
2005
Net income as reported	$23,249,836
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339
Deduct: stock-based employee compensation under fair value method	(196,958)
Pro forma net income (loss) to applicable to common stockholders	$23,149,217
Basic income per share - as reported	$1.58
Basic income per share - pro forma	$1.57
Diluted income per share - as reported	$1.47
Diluted income per share - pro forma	$1.46

There was no effect on the net loss for the three months ended December 31, 2005.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

3. ACQUISITIONS

Acquisition of EOIR and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., our majority stockholder, we purchased all of the outstanding stock of E-OIR Technologies, Inc., formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2005 and the Company has restated its financial statements to include EOIR from this date (see Note 1). Additionally, the Company has reported the results of operations and cash flows as though the transfer of EOIR occurred at the beginning of the periods presented. Financial statements and financial information for prior periods has been restated to include the results of EOIR in order to provide comparative information. Markland acquired EOIR on June 29, 2004.  EOIR generated approximately 97% of Markland’s revenue for its fiscal year ended June 30, 2005.

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at December 31, 2006:

Patents	$601,110
Customer relationships and contracts	14,436,944
Accumulated amortization	(4,378,548)
Net definite-lived intangible asset	$10,659,506

Amortization expense was $893,023 and $893,122 for the six months ended December 31, 2006 and 2005, respectively.

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

In the six months ended December 31, 2005 changes in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489.

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

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan facility and borrowed approximately $4,445,000 under the Revolver. At December 31, 2006, the outstanding balance was $2,666,667 on the Term Loan and $3,360,635 on the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. Each loan under the Term Loan is repayable in 36 equal monthly principal installments (currently $83,333) plus accrued interest.

The Revolver bears interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but the Company must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, the Company pays a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

The Bank’s prime rate as of December 31, 2006 was 8.25%.

The financial covenants under the Term Loan require that the Company maintain, on a monthly basis tested as of the last day of each month, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all short-term indebtedness to the Bank but excluding subordinated debt and debt from affiliates) of 0.70 to 1.0 through November 30, 2006, 0.85 to 1.0 from December 31, 2006 through May 31, 2007, 1.0 to 1.0 from June 30, 2007 through August 31, 2007 and 1.20 to 1.0 from December 31, 2007 and all monthly reporting periods thereafter. If the Company does not maintain these ratios, then the sum of the Company’s cash plus 80% of eligible accounts receivable minus borrowings under the Revolver must exceed $2,000,000. The Company must maintain a Fixed Charge Coverage Ratio, as defined, measured on the last day of every month for the three month period ending on the last day of such month, of at least 1:0 to 1:0 through periods ending November 30, 2006; at least 1.25:1.0 for periods ending on December 31, 2006 through May 31, 2007; and at least 1.50:1.0 for all periods thereafter. In addition, the Credit Agreements contain affirmative and negative covenants concerning the Company operations including restrictions on our ability to dispose of our assets, change our business, ownership or management, incur other indebtedness, create or permit liens on the Company’s property, make investments, pay dividends, redeem stock or engage in transactions with affiliates.

On December 31, 2006, the Company notified the Bank that it did not meet the Fixed Charge Coverage Ratio due to a negative EBITDA for the quarter ended December 31, 2006. The Company has received a waiver of its noncompliance from the Bank.

In the event of prepayment, the Company will pay to Bank a Prepayment Fee equal to: (i) three percent (3.0%) of the amount of any Term Advance prepaid during the first year of the Term Loan and (ii) two percent (2.0%) of the amount of any Term Advance prepaid for each year thereafter, prior to the Commitment Termination Date.

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

A summary of the deferred financing costs as of December 31, 2006 is as follows:

Payment to Markland for guaranty	$580,372
Fair value of warrants granted to Silicon Valley Bank (see Note 8)	217,732
Fair value of common stock issued to EOIR note holders in connection with subordination (see Note 7)	344,238
Other deferred financing costs paid	141,667
Gross deferred financing costs	1,284,009
Accumulated amortization	(171,162)
Net deferred financing costs	$1,112,847

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

At December 31, 2006, the face value of the notes and unamortized discount was $1,655,885 and $190,288, respectively. During the six month ended December 31, 2006, the Company amortized $690,485 to non-cash interest expense.

During the six months ended December 31, 2006, the Company also prepaid in total $50,885 of debt due to First Market Bank. There is no outstanding balance on these loans at December 31, 2006.

7. STOCKHOLDERS' EQUITY

Series B and C Convertible Preferred Stock

In conjunction with its Series B and C Convertible Preferred Stock financing, the Company has obligations under registration rights agreements. In the six months ended December 31, 2006, the Company incurred liquidated damages related to these registration rights of $1,241,827 which was charged to non-cash interest expense for the Company's failure to file a registration statement and settled by the issuance of 590,657 shares of Technest common stock. Subsequent to December 31, 2006, the Company filed the required registration statement and the registration statement became effective.

Common Stock Issuances

During the six months ended December 31, 2006, the Company issued the following amounts of common stock.

•
590,657 shares of Technest common stock with a fair value of $1,241,827 in settlement of liquidated damages for failure to have an effective registration statement which has been recorded as non-cash interest expense.

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

•
60,000 shares of Technest common stock between Darlene Deptula-Hicks, Robert Doto and David Gust, or non-employee directors, as compensation for their election and service on the Company’s board of directors beginning in March 2006. These shares are subject to forfeiture in the event that the grantee is not providing services to Technest as a director on April 1, 2007. The fair value of these shares was $306,000 and is being recognized as expense over the requisite service period.

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

No options were granted pursuant to the Plan during the periods ended December 31, 2006 and 2005 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2006	374,286	$6.50
Issued	275,000	2.97
Expired	-	-

Balance, December 31, 2006	649,286	$5.00

The weighted average fair value per share of the warrants issued in the six months ended December 31, 2006 is $1.83.

The following table summarizes the Company's warrants outstanding at December 31, 2006:

Warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/13/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			4.0 years

As of December 31, 2006 all warrants are exercisable.

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

On July 17, 2006, the Company entered into an agreement with Crystal Research Associates to have an Executive Informational Overview independently written about the company. As part of the consideration, the Company issued Crystal Research a fully vested warrant to purchase 200,000 shares of Technest common stock at an exercise price of 110% of the closing price of the Company’s stock on July 17, 2006 or $1.89 with a term of 5 years. The fair value of this warrant was $253,038 and was included in selling, general and administrative expense in the six months ended December 31, 2006.

The relative fair value of these warrants was estimated using the Black-Scholes model and the following assumptions:

Exercise price	$ 1.89 - $5.85
Expected dividend yield	0%
Expected lives of warrants (in years)	5.0 - 7.0
Volatility	110%
Risk-free interest rate	4.78%

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
Summary information with respect to the Plan is as follows:

	Number of Shares
	Issued	Granted but not issued	Total
Balance, June 30, 2006	--	443,579	443,579
Issued	159,779	(159,779)	--
Granted but not issued	--	--	--
Forfeited	--	--	--

Balance, December 31, 2006	159,779	283,800	443,579

There were no shares granted under the Plan in the six months ended December 31, 2006. At December 31, 2006, none of the shares granted or issued were fully vested. The compensation expense expected to be recognized over the next nine months related to non-vested shares granted is approximately $689,000 at December 31, 2006. In the six months ended December 31, 2006, stock-based compensation related to previously granted shares was $711,580.

As of December 31, 2006, the Company has 556,421 shares available for future grant under the Plan.

9. NET LOSS PER SHARE

Securities that could potentially dilute basic net loss per share in the future, and that were not included in the computation of diluted net loss per share for the six months ended December 31, 2006 because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of December 31, 2006	1,587,499

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500.

Genex Technologies, Inc., a wholly-owned subsidiary of Technest, currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. This lease was assigned to Technest during the quarter ended December 31, 2006. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Genex moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

EOIR holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on December 31, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a six-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Rent expense for the six months ended December 31, 2006 and 2005, was $352,695 and $294,798, respectively.

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

In the quarter ended December 31, 2006, the Government completed its audit and concluded that $194,221 is due to be refunded to the Government. This amount is included in accrued expenses at December 31, 2006.

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

Lien on Assets

Silicon Valley Bank (see Note 6) has a primary lien on all the assets of Technest and its subsidiaries. The balance outstanding to Silicon Valley Bank as of December 31, 2006 was $6,027,302.

Letter of Credit

EOIR has a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with corporate credit cards.

Employment Agreements

The Company is obligated under employment agreements with certain members of senior management.

11. INCOME TAXES

There was no provision for federal or state income taxes for the six months ended December 31, 2006 and 2005, due to the Company's operating losses and a full valuation reserve. Since its acquisition by Markland, the Company files a consolidated tax return with Markland.

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

During the six months ended December 31, 2006, Markland invoiced EOIR $844,566 for administrative support services, engineering services and product manufacturing rendered by Markland. During the six months ended December 31, 2006, EOIR paid Markland $927,995 in conjunction with the intercompany transactions described above.

At December 31, 2006, the Company had amounts due Markland in the amount of $442,829.

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

13. EMPLOYEE BENEFIT PLANS

Genex maintains a Simplified Employee Pension (the “SEP Plan”) for all employees who have attained the age of 21 and have completed six years of service. Participants may make voluntary contributions up to the maximum amount allowed by law, but not to exceed 15% of each participant’s eligible compensation. The combined totals of participant and Genex contributions may not exceed $30,000 by law. Genex contributions vest immediately to the participants.

Genex also maintains a defined contribution 401(k) profit sharing plan (the “401(k) Plan”) for all employees except those who are non-resident aliens or are covered by a collective bargaining agreement.  Participants may make voluntary contributions up to the maximum amount allowable by law but not to exceed 20% of the participant's eligible compensation.  Genex contributions to the 401(k) Plan are at the discretion of management and vest to the participants ratably over a five-year period, beginning with the second year of participation.

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

Contributions and other costs of these plans in the six months ended December 31, 2006 and 2005 were $414,562 and $406,794, respectively.

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

As of February 5, 2007, Technest has not been notified of a trial date for this matter.

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought. On February 5, 2007, Technest was notified that the trial in this matter was set for July 10, 2007.

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

Greg & Mary Williams

Markland and EOIR were notified on July 11, 2005 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliams’, EOIR and Markland.

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

On July 27, 2006, we entered into an agreement with the Williams’ pursuant to which we paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continue to assert claims against us for attorney’s fees and costs on all six counts of their complaint. Count III was not addressed by this agreement.

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

15. SUBSEQUENT EVENTS

Common Stock Issuances

Subsequent to December 31, 2006, the Company has issued 239,655 shares of common stock in satisfaction of liquidated damages under our Registration Rights Agreement dated February 14, 2005, as amended on October 3, 2005 and February 27, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending December 31, 2006 should be read together with our financial statements and related notes included elsewhere in this report.

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

On November 1, 2006, pursuant to the Asset Contribution Agreement between Technest and Genex, which is attached to this quarterly report as Exhibit 10.2, Genex transferred certain of its assets and liabilities to Technest in order to preserve the continued eligibility for certain contracts under Small Business Innovation Research programs. The transfer primarily involved all of Genex’s government contracts which have since been novated to Technest and the associated intellectual property. As our financial results are reported on a consolidated basis, this transfer did not impact our financial statements.

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

The majority of the work performed by Advanced Sensor Systems is carried out through an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. We retain non-exclusive rights to sell the technologies that we develop under this contract. Our main products, developed or nearing development, include Interchangeable Wide Area Search Surveillance System (IWAS3), Safety Evaluation Range Training System (SERTSTM), Universal Sensor Remoting Device (USRD), Pelco Camera Translators, WinProcTM, IProcTM, GPS GroundTruther, TTAASPTM, and EOIRTATM.

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

We provide technologies that reliably detect the presence of chemical, biological, and explosive devices or components from stand-off distances utilizing multi-spectral electro-optical sensing methods. We also provide Chemical/Biological and Improvised Explosive Devices simulators and real-time training devices with product specific specifications. Our major products, developed or nearing development, include our Shipboard Automatic Chemical Agent Detection and Alarm (ACADA), Automated, Adaptive Chemical Examination System (AACES), and M22 Simulator.

RESULTS OF OPERATIONS

For the six months ended December 31, 2005, Technest corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") No. 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

Six months ended December 31, 2006 compared with the six months ended December 31, 2005

Revenue

Technest had $35,720,510 in revenue during the six months ended December 31, 2006 compared with $37,285,917 for the same period in 2005.

Technest had $15,750,872 in revenue during the three months ended December 31, 2006 compared with $18,289,576 for the same period in 2005. Revenues were adversely impacted during the last quarter by the novation of certain contracts from Genex Technologies to Technest. This process has now been completed. In addition, due to Governmental budgetary considerations, there was a delay in the award of certain contracts that the Company would have normally received.

Revenues from EOIR’s omnibus contract were approximately $30.6 million for the six months ended December 31, 2006 compared to $31.5 million for the six months ended December 31, 2005.  In August 2006, the Government granted EOIR an additional “award term” for one year from July 2006 to July 2007. The performance periods for these contracts extend for 12 months beyond the end of the contract award period expiring in July 2008.

Gross profit

The gross profit for the six months ended December 31, 2006 was $7,073,536 compared with $7,058,793 for the same period in 2005. The gross profit margin for the six months ended December 31, 2006 was 20% compared with 19% for the same period in 2005. The gross profit for the three months ended December 31, 2006 was $3,313,421 compared with $3,652,907 for the same period in 2005. The gross profit margin for the three months ended December 31, 2006 was 21% compared with 20% for the same period in 2005. The gross profit improvement was due to a higher percentage of higher margin labor services provided compared with material procurement contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2006 was $7,464,434 and consisted primarily of payroll. Selling, general and administrative expenses for the six months ended December 31, 2005 was $6,311,234. The increase in selling, general and administrative expenses is due to higher stock compensation expense and the fair value of a warrant issued to a consultant. Included in selling, general and administrative expenses, amortization of compensatory element of stock issuances for the six months ended December 31, 2006 were $711,580. This represents the amortization of stock-based compensation related to restricted stock grants to certain officers, directors and senior employees. Amortization of compensatory element of stock issuances for the six months ended December 31, 2005 were $96,339 and related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Selling, general and administrative expenses for the six months ended December 31, 2006 included a charge of $253,038 for the fair value of a warrant granted to a consultant. Also included in selling general and administrative expenses are management fees paid to Markland. These amounted to $500,000 for the six months ended December 31, 2006 and 2005, respectively and are expected to terminate in March 2007.

Selling, general and administrative expenses for the three months ended December 31, 2006 and December 31, 2005 were $3,708,528 and $3,343,894, respectively.

Research and development

Research and development expenses for the six months ended December 31, 2006 and 2005 were $33,617, and $138,448, respectively. These expenditures consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues.

Amortization of intangible assets

Amortization of intangible assets for the six months ended December 31, 2006 and 2005 were $893,023 and $893,122, respectively.

Operating loss

The operating loss for the six months ended December 31, 2006 was $1,317,538 compared with a loss of $284,011 for the period ended December 31, 2005.

The operating loss for the three months ended December 31, 2006 was $869,812 compared with a loss of $220,943 for the period ended December 31, 2005

Interest expense and other income

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. These notes bear interest at the rate of six percent (6%) per annum and must be repaid within the next six years. In the six months ended December 31, 2006, Technest pre-paid outstanding principal of $4,952,526 of certain of the EOIR promissory notes. After these payments, there remain outstanding EOIR notes having a total principal balance of $1,655,893.

Interest expense for the six months ended December 31, 2006 and 2005 were $2,461,791 and $1,595,820, respectively. This included non-cash interest expense of $1,241,827 (paid in common stock) related to liquidated damages incurred for failure to have an effective registration statement, $171,158 related to amortization of deferred financing costs and a $690,485 related to the accelerated accretion of the note discount resulting from the prepayment of the EOIR note and ongoing accretion on the balance of the note. The Company also incurred and paid interest of $215,673 and $63,341 on the Silicon Valley Bank debt and remaining EOIR notes, respectively.

Derivative income represents the change in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the six months ended December 31, 2005, the change in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($1,796,653) for the six months ended December 31, 2005. Pro forma basic and diluted loss per common share would have been ($0.12), for the same period.

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

Other income for the six months ended December 31, 2006 and 2005 was $33,926 and $83,178, respectively, and was primarily related to interest income on cash balances.

Net income (loss) applicable to common shareholders

The net loss applicable to common stockholders for the six months ended December 31, 2006 was ($3,745,403). The net income applicable to common stockholders for the six months ended December 31, 2005 was $23,249,836. As previously described, the net income was entirely due to derivative income of $25,046,489.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2006, Technest had a negative working capital balance of $7,949,360. This amount includes a current balance of $1,000,000 on the Term Loan and $3,360,635 on the Revolver with Silicon Valley Bank. Technest’s current liabilities include $442,829 due to Markland, Technest’s parent company. Net cash used in operating activities was $2,000,500 for the six months ended December 31, 2006. Non-cash expenses included in the net loss of $3,745,403 totaled $4,173,230 while changes in the components of working capital used cash of $2,428,327. Most of this change in working capital was related to reductions in accounts payables and accrued expenses and other current liabilities of $4,363,413.

Cash Used in Investing Activities

Technest used cash of $37,121 for the acquisition of equipment in the six months ended December 31, 2006.

Cash Used in Financing Activities

In the six months ended December 31, 2006, $5,336,744 was used for loan repayments and $5,638,596 was raised from bank financing, net of expenses.

Sources of Liquidity

During the six months ended December 31, 2006, we satisfied our cash requirements primarily through operating cash flows, our cash reserves and a bank loan. On December 31, 2006, the Company had cash and cash equivalents of $1,626,441 and a funded contract backlog from the Government of $38.2 million. In addition, the Company obtained a revolving line of credit and a term loan with a commercial bank in the maximum amount of $10 million. At December 31, 2006, under certain conditions, an additional $4 million is available to fund the Company’s working capital needs. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2006, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, given the exercise price of these warrants, Technest does not expect these warrants to be exercised and therefore, does not expect any material cash proceeds.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of December 31, 2006 include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

As of December 31, 2006, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

No new technologies were acquired during the six months ended December 31, 2006 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

Contracts and Customer relationships acquired as a result of business combinations have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, FASB Concepts Statement Number 7 and EITF Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended December 31, 2006 and 2005.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the six months ended December 31, 2006 less than 5% of Technest’s revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Technest participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Technest has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Technest, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members. Revenues under teaming arrangements amounted to $2.1 million for the six months ended December 31, 2006.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 will be effective for financial statements issued for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

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

Technest has had net operating losses each year since its inception. As of December 31, 2006, our accumulated deficit was $18,983,342. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our revenue or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

•	timing of orders from our largest customers - the DOD, Homeland Security and various INTEL;

•	our ability to perform under contracts and manufacture, test and deliver products in a timely and cost-effective manner;

•	our success in winning competitions for orders;

•	the timing of new product introductions by us or our competitors;

•	the mix of products we sell;

•	competitive pricing pressures; and

•	general economic climate.

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

The covenants in our term loan facility with Silicon Valley Bank impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions and our failure to comply with these covenants could result in an acceleration of our indebtedness.

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

As of December 31, 2006, we were not in compliance with our fixed charge coverage ratio; however, Silicon Valley Bank has waived this noncompliance upon the payment of additional fees.

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

As of February 5, 2007, Markland controlled approximately 79.8% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  Pursuant to the Stockholder Agreement between Markland and Technest dated March 13, 2006, Markland agreed to elect Joseph Mackin, Gino Pereira, and our three independent directors, Robert Doto, Gen. David Gust (US Army Rtd.) and Darlene Deptula-Hicks.

This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of Technest will be unable to affect the outcome of stockholder voting as long as Markland or any other party retains a controlling interest. Further, pursuant to the Stockholder Agreement entered into between Markland and Technest on March 13, 2006, Markland agreed until March 13, 2007, not to vote the shares held by it to increase the size of our board of directors or to remove any of the directors currently in office.

If our majority stockholder, Markland Technologies, Inc., sells or transfers all or a significant portion of the shares of our common stock that it currently holds, a change of control could result, which could significantly disrupt our operations.

Currently, Markland owns approximately 79.8% of our outstanding common stock. Markland has declared a distribution to its stockholders of 2,500,000 shares that it owns of Technest and has placed in escrow an aggregate of 4,640,192 shares of our common stock held by Markland to secure the conversion of the Markland Series E preferred stock. Upon the distribution to its stockholders of 2,500,000 shares of Technest, Markland’s ownership of Technest will be 65%. If all of the shares held in escrow were transferred by Markland, Markland’s ownership of Technest would drop to 37%. These holdings represent a significant portion of Markland’s assets. If Markland disposes of a large number of shares of our common stock for any reason, a change of control may result.  In particular, Markland is subject to various legal actions, proceedings and claims and may become subject to additional actions, proceedings and claims in the future. Were any of these claims to result in an outcome adverse to Markland, the resulting damages or amounts paid in settlement could be satisfied partially or wholly with shares of our common stock. A change of control at the shareholder level could result in a change to the composition of our board and, ultimately, a change in our management and business plan.  Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005 in connection with our acquisition of Genex, Technest was obligated to file a registration statement with the Securities and Exchange Commission; such registration statement went effective on February 7, 2007. In addition, we are obligated to registered shares held by Markland or any of its transferees. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

The sale of material amounts of common stock could encourage short sales by third parties and further depress the price of our common stock.  As a result, you may lose all or part of your investment.

The significant downward pressure on our stock price caused by the sale of a significant number of shares could cause our stock price to decline, thus allowing short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock.

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

Our stock price has been volatile. From January 2003 to February 5, 2007, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 5, 2007, Technest has not been notified of a trial date for this matter.

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

On February 5, 2007, Technest was notified that the trial in this matter was set for July 10, 2007.

EOIR Technologies, Inc.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on December 8, 2006, the stockholders of Technest Holdings, Inc. voted as follows:

1. To elect the following nominees to the Board of Directors for a one-year term:

Nominee	Total Vote “FOR”	Total Vote “WITHHELD”
Darlene M. Deptula-Hicks	14,654,740	865
Robert Doto	14,654,740	865
David R. Gust	14,654,740	865
Joseph P. Mackin	14,654,740	865
Gino M. Pereira	14,654,740	865

All received a plurality of the votes cast by stockholders entitled to vote thereon. Abstentions and broker non-votes were counted for determining a quorum, but were not treated as votes cast.
2. To ratify the audit committee's selection of Wolf & Company, P.C. as our independent registered accounting firm for fiscal year 2007.

Number of Votes for	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
14,654,573	1,030	2	-

ITEM 6.  EXHIBITS

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
3.1	By-law amendments		8-K	December 20, 2006	3.1
10.1	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	X
10.2	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.
Date: February 14, 2007	By:	/s/ Joseph P. Mackin Joseph P. Mackin Chief Executive Officer and President

Date: February 14, 2007	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
3.1	By-law amendments		8-K	December 20, 2006	3.1
10.1	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	X
10.2	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X