Form 10QSB
period 2007-03-31
TECHNEST HOLDINGS INC
filed 2007-05-11
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

TECHNEST HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10411 Motor City Drive, Suite 650, Bethesda, Maryland 20817
(Address of principal executive offices and zip code)

(301) 767-2810
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

As of May 5, 2007, there were 16,878,451 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes        No    X

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
MARCH 31, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$1,648,919
Accounts receivable	9,545,217
Unbilled receivables	1,146,351
Restricted cash	250,000
Inventory	7,450
Prepaid expenses and other current assets	140,029
Total Current Assets	12,737,966

Property and Equipment - Net of accumulated depreciation and amortization of $983,055	492,025

Other Assets
Deposits	78,737
Deferred financing costs - Net of accumulated amortization of $278,857	1,005,152
Definite-lived intangible assets -
Net of accumulated amortization of $4,825,060	10,212,995
Goodwill	14,035,551
Total Other Assets	25,332,435
$38,562,426
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,047,535
Accrued expenses and other current liabilities	3,814,557
Due to related party	363,297
Revolving line of credit	4,415,184
Current portion of long-term debt	1,828,364
Total Current Liabilities	20,468,937

Non Current Liabilities
Long-term debt, less current portion and discount of $171,873	2,072,315
Total Liabilities	22,541,252

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.325 shares issued and outstanding (preference in liquidation of $64,325 at March 31, 2007)	--
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized: 632,185 issued and outstanding (preference in liquidation of $1,375,002 at March 31, 2007)	632
Common stock - par value $.001 per share; 500,000,000 shares authorized; 16,878,451 shares issued and outstanding	16,877
Additional paid-in capital	35,907,101
Accumulated deficit	(19,903,436)
Total Stockholders’ Equity	16,021,174
$38,562,426
See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Nine Months Ended March 31,
	2007	2006

Revenues	$53,665,577	$55,141,077

Cost of Revenues (including $623,482 and $-0- to related parties in the nine months ended March 31, 2007 and 2006, respectively)	42,665,001	44,845,200
Gross Profit	11,000,576	10,295,877

Operating Expenses:
Selling, general and administrative (including $750,000 to related parties in the nine months ended March 31, 2007 and 2006, respectively)	11,197,647	9,897,578
Research and development	49,858	138,448
Amortization of intangible assets	1,339,535	1,339,634
Total Operating Expenses	12,587,040	11,375,660

Operating Loss	(1,586,464)	(1,079,783)

Other Expenses (Income), Net
Interest expense	3,120,036	2,359,289
Derivative income	--	(25,046,489)
Other income, net	(41,003)	(118,811)
Total Other Expenses (Income), Net	3,079,033	(22,806,011

Net Income (Loss) Applicable to Common Stockholders	$(4,665,497)	$21,726,228

Basic Income (Loss) Per Common Share	$(0.28)	$1.45

Diluted Income (Loss) Per Common Share	$(0.28)	$1.36

Weighted Average Number of Common Shares Outstanding - Basic	16,423,488	15,034,540
- Diluted	16,423,488	15,997,985

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$17,945,067	$17,855,160

Cost of Revenues (including $278,916 and $-0- to related parties in the three months ended March 31, 2007 and 2006, respectively)	14,018,027	14,618,076
Gross Profit	3,927,040	3,237,084

Operating Expenses:
Selling, general and administrative (including $250,000 to related parties in the three months ended March 31, 2007 and 2006, respectively)	3,733,213	3,586,344
Research and development	16,241	--
Amortization of intangible assets	446,512	446,512
Total Operating Expenses	4,195,966	4,032,856

Operating Loss	(268,926)	(795,772)

Other Expenses (Income), Net
Interest expense	658,245	763,469
Other income, net	(7,077)	(35,633)
Total Other Expenses, Net	651,168	727,836

Net Loss Applicable to Common Stockholders	$(920,094)	$(1,523,608)

Basic and diluted Income (Loss) Per Common Share	$(0.05)	$(0.10)
--
Weighted Average Number of Common Shares Outstanding - Basic and diluted	16,815,136	15,677,163

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2007
(Unaudited)

	COMMON STOCK		SERIES A CONVERTIBLE PREFERRED STOCK		SERIES C CONVERTIBLE PREFERRED STOCK		ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	AMOUNT	AMOUNT	AMOUNT
Balance - July 1, 2006	15,867,911	$15,867	64	$--	632,185	$632	$32,404,174	$(15,237,939)	$17,182,734

Stock issued in connection with liquidated damages associated with registration rights agreements	850,761	850	--	--	--	--	1,725,576	--	1,726,426

Stock issued to note holders in connection with subordination of security interest for bank financing	99,779	100	--	--	--	--	344,138	--	344,238

Issuance and amortization of stock-based compensation related to restricted stock grants	60,000	60	--	--	--	--	962,443	--	962,503

Fair value of warrants issued in connection with bank financing	--	--	--	--	--	--	217,732	--	217,732

Fair value of warrants issued to a consultant	--	--	--	--	--	--	253,038	--	253,038

Net loss	--	--	--	--	--	--	--	(4,665,497)	(4,665,497)

Balance - March 31, 2007	16,878,451	$16,877	64	$--	632,185	$632	$35,907,101	$(19,903,436)	$16,021,174

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:

Net income (loss)	$(4,665,497)	$21,726,228

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Derivative income	--	(25,046,489)
Depreciation and amortization of property and equipment	319,868	280,455
Amortization of intangible assets	1,339,534	1,339,634
Common stock issued in settlement of liquidated damages	1,726,426	1,500,000
Non-cash interest expense	987,757	220,195
Stock-based compensation	962,503	96,339
Fair value of warrants issued to a consultant	253,038	--
Changes in operating assets and liabilities:
Accounts receivable	(170,338)	(11,325)
Unbilled receivables	907,770	--
Inventory and work in process	12,785	379,331
Deposits and prepaid expenses and other current assets	10,836	392,405
Restricted cash	--	(250,000)
Due to related parties	(232,485)	(1,861,838)
Accounts payable	(3,197,902)	(2,228,969)
Accrued expenses and other current liabilities	(1,034,378)	425,380
Net Cash Used In Operating Activities	(2,780,083)	(3,038,654)

Cash Flows From Investing Activities:
Proceeds from the sale of property and equipment	--	29,956
Purchase of property and equipment	(39,609)	(286,178)
Net Cash Used In Investing Activities	(39,609)	(256,222)

Cash Flows From Financing Activities:
Proceeds from term loan	3,000,000	--
Proceeds from revolving line of credit, net	4,415,184	--
Payment of debt issuance costs	(141,667)	--
Payment of loan guarantee fee to Markland	(580,372)	--
Repayment of term loan	(583,333)	--
Repayment of notes payable	(5,003,411)	(656,157)
Net Cash Provided by (Used in) Financing Activities	1,106,401	(656,157)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006 (concluded)
(Unaudited)

	2007	2006

Net Decrease In Cash	(1,713,291)	(3,951,033)

Cash And Cash Equivalents - Beginning Of Period	3,362,210	5,862,608

Cash And Cash Equivalents - End Of Period	$1,648,919	$1,911,575

Supplemental Disclosures Of Cash Flow Information:

Cash paid during the periods for:
Interest	$490,135	$370,702

Taxes	$--	$--

Non-cash investing and financing activities:

Fair value of common stock and warrants issued as deferred financing costs	$561,970	$--
Transfer of inventory to Markland	$--	$105,218

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)

1. NATURE OF OPERATIONS

Business History

Technest Holdings, Inc. (“Technest” or “the Company”) had no operations between October 10, 2003 and February 14, 2005.

On February 14, 2005, Technest became a majority owned subsidiary of Markland Technologies, Inc. (“Markland”), a homeland defense, armed services and intelligence contractor. Technest issued to Markland 1,954,023 shares of its common stock, representing at the time of the acquisition a 93% ownership interest in Technest’s common stock on a primary basis, in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. (“Genex”). The acquisition of Genex was effected pursuant to an Agreement and Plan of Merger dated February 14, 2005, by and among Markland, Technest, MTECH Acquisition, Inc, a wholly-owned subsidiary of Technest, Genex and Jason Geng, the sole stockholder of Genex.

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

Reorganization and Restatement

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest’s majority stockholder, Technest purchased all of the outstanding stock of E-OIR Technologies, Inc., formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2006 and the Company has restated its financial statements to include EOIR from this date (see Note 3). Markland acquired EOIR on June 29, 2004.

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

The impact of the restatement on the financial statements for the nine months ended March 31, 2006 to correct the accounting for the warrants is as follows:

	As originally stated	Impact of restatement	As restated
Net income (loss)	$(3,320,261)	$25,046,489	$21,726,228

Net income (loss) applicable to common stockholders	$(3,320,261)	$25,046,489	$21,726,228

Basic net income (loss) applicable to common stockholders per common share	$(0.22)	$1.67	$1.45
Diluted net income (loss) applicable to common stockholders per common share	$(0.22)	$1.58	$1.36

There was no impact on the financial statements for the three months ended March 31, 2006 as a result of the restatement.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the result that may be expected for the year ending June 30, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission.

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

Concentrations

A significant portion of revenue is generated from contracts with Federal government agencies. Including one contract with the U.S. Army which represented approximately $45.6 million of revenue for the nine months ended March 31, 2007. Consequently, a significant portion of all accounts receivable are due from Federal government agencies either directly or through other government contractors.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market mutual funds as of March 31, 2007.  The Company has cash balances in banks in excess of the maximum amount insured by the FDIC as of March 31, 2007.

Restricted Cash

Restricted cash represents a one year certificate of deposit, maturing April 2007, collateralizing a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with the Company’s corporate credit cards. The restriction has ended as of May 1, 2007

Accounts Receivable

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at March 31, 2007. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated using straight-line methods over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	Shorter of useful life and lease term
Vehicles	5 years

Property and equipment consisted of the following at March 31, 2007:

Software	$180,057
Computer equipment	693,740
Furniture and fixtures	345,275
Leasehold improvements	222,338
Vehicles	33,670
1,475,080
Less accumulated depreciation and amortization	(983,055)
$492,025

Depreciation and amortization expense for the nine months ended March 31, 2007 and 2006 was $319,868 and $280,455 respectively.

Definite-lived Intangible Assets

Included in definite-lived intangible assets are the amounts assigned to customer relationships and contracts and patents acquired in connection with business combinations. Also included are certain costs of outside legal counsel related to obtaining new patents.

Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates primarily to 3D imaging, intelligent surveillance and 3D facial recognition technologies.  As of March 31, 2007, certain of these technologies have been licensed to Markland.

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

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at March 31, 2007, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

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

EOIR participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. EOIR has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. EOIR, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under these teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members because these teaming arrangements meet the criteria for gross revenue reporting as discussed in EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. This policy on revenue recognition is also supported by paragraph 60 of the AICPA’s Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.   Revenues under teaming arrangements amounted to approximately $3.2 million for the nine months ended March 31, 2007.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the nine months ended March 31, 2007 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share in the nine months ended March 31, 2006:

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

Impairment of Intangible Assets

The Company records as goodwill the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill annually as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting units are its operating segments since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in the nine months ended March 31, 2007.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2007.

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

Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income for the nine months ended March 31, 2006.

Nine months ended March 31,
2006
Net income as reported	$21,726,228
Add: stock-based employee compensation under intrinsic value method included in net loss	96,339
Deduct: stock-based employee compensation under fair value method	(118,232)
Pro forma net income (loss) to applicable to common stockholders	$21,704,335
Basic income per share - as reported	$1.45
Basic income per share - pro forma	$1.44
Diluted income per share - as reported	$1.36
Diluted income per share - pro forma	$1.36

There was no effect on the net loss for the three months ended March 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

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

4. DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at March 31, 2007:

Patents	$601,111
Customer relationships and contracts	14,436,944
Accumulated amortization	(4,825,060)
Net definite-lived intangible asset	$10,212,995

Amortization expense was $1,339,534 and $1,339,634 for the nine months ended March 31, 2007 and 2006, respectively.

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

In the nine months ended March 31, 2006 changes in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489.

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

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan facility and borrowed approximately $4,445,000 under the Revolver. At March 31, 2007, the outstanding balance was $2,416,667 on the Term Loan and $4,415,184 on the Revolver.

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

The Bank’s prime rate as of March 31, 2007 was 8.25%.

The financial covenants under the Term Loan require that the Company maintain, on a monthly basis tested as of the last day of each month, a minimum quick ratio (representing the ratio of quick assets (or cash and accounts receivable) plus total marketable securities to current liabilities, plus all short-term indebtedness to the Bank but excluding subordinated debt and debt from affiliates) of 0.70 to 1.0 through November 30, 2006, 0.85 to 1.0 from March 31, 2007 through May 31, 2007, 1.0 to 1.0 from June 30, 2007 through August 31, 2007 and 1.20 to 1.0 from March 31, 2007 and all monthly reporting periods thereafter. If the Company does not maintain these ratios, then the sum of the Company’s cash plus 80% of eligible accounts receivable minus borrowings under the Revolver must exceed $2,000,000. The Company must maintain a Fixed Charge Coverage Ratio, as defined, measured on the last day of every month for the three month period ending on the last day of such month, of at least 1:0 to 1:0 through periods ending November 30, 2006; at least 1.25:1.0 for periods ending on March 31, 2007 through May 31, 2007; and at least 1.50:1.0 for all periods thereafter. In addition, the Credit Agreements contain affirmative and negative covenants concerning the Company operations including restrictions on our ability to dispose of our assets, change our business, ownership or management, incur other indebtedness, create or permit liens on the Company’s property, make investments, pay dividends, redeem stock or engage in transactions with affiliates.

On April 3, 2007, the Company entered into two second modification agreements with Silicon Valley Bank resulting in the following changes to the interest rates and financial covenants.

1.	Term Loan - Priced at Prime plus 3.50%; Beginning with month ending May 31, 2007 and thereafter pricing to be as follows:

Fixed Charge Coverage Ratio	Pricing
1.00x - 1.24x	Prime plus 3.25%
1.25x - 1.49x	Prime plus 3.00%*
>= 1.50x	Prime plus 2.75%

2.
Revolver priced at Prime plus 1.00% and a collateral handling fee of 0.25% per month; reduces to the existing Interest Rate structure, per the first loan modification dated February 14, 2007, upon compliance with all financial covenants beginning May 31, 2007 and thereafter.

* If the Company achieves a three-month trailing FCCR of 1.25x or greater, for the period ending May 31, 2007, then pricing will be reduced to Prime + 2.75%

Minimum Monthly EBITDA:
•  One month ending February 28, 2007 a minimum EBITDA of $1.00
•  One month ending March 31, 2007 a minimum EBITDA of $65,000
•  One month ending April 30, 2007 a minimum EBITDA of $150,000

Fixed Charge Coverage Ratio:
•  May 31, 2007 - 1.00x
•  June 30, 2007 - 1.25x
•  July 31, 2007 - 1.25x
•  August 31, 2007 and thereafter of - 1.50x

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

A summary of the deferred financing costs as of March 31, 2007 is as follows:

Payment to Markland for guaranty	$580,372
Fair value of warrants granted to Silicon Valley Bank (see Note 8)	217,732
Fair value of common stock issued to EOIR note holders in connection with subordination (see Note 7)	344,238
Other deferred financing costs paid	141,667
Gross deferred financing costs	1,284,009
Accumulated amortization	(278,857)
Net deferred financing costs	$1,005,152

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

At March 31, 2007, the face value of the notes and unamortized discount was $1,655,885 and $171,873, respectively. During the nine months ended March 31, 2007, the Company amortized $708,900 to non-cash interest expense.

During the nine months ended March 31, 2007, the Company also prepaid in total $50,885 of debt due to First Market Bank. There is no outstanding balance on these loans at March 31, 2007.

7. STOCKHOLDERS' EQUITY

Series B and C Convertible Preferred Stock

In conjunction with its Series B and C Convertible Preferred Stock financing, the Company has obligations under registration rights agreements. In the nine months ended March 31, 2007, the Company incurred liquidated damages related to these registration rights of $1,726,426 which was charged to non-cash interest expense for the Company's failure to file a registration statement and settled by the issuance of 850,761 shares of Technest common stock. On February 7, 2007, the required registration statement became effective.

Common Stock Issuances

During the nine months ended March 31, 2007, the Company issued the following amounts of common stock.

•
850,761 shares of Technest common stock with a fair value of $1,726,426 in settlement of liquidated damages for failure to have an effective registration statement which has been recorded as non-cash interest expense.

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

No options were granted pursuant to the Plan during the periods ended March 31, 2007 and 2006 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants is as follows:

	Number of Shares	Weighted average Exercise Price
Balance, June 30, 2006	374,286	$6.50
Issued	275,000	2.97
Expired	-	-

Balance, March 31, 2007	649,286	$5.00

The weighted average fair value per share of the warrants issued in the nine months ended March 31, 2007 is $1.83.

The following table summarizes the Company's warrants outstanding at March 31, 2007:

Warrants outstanding and exercisable

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/13/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			3.7 years

As of March 31, 2007, all warrants are exercisable.

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

On July 17, 2006, the Company entered into an agreement with Crystal Research Associates to have an Executive Informational Overview independently written about the Company. As part of the consideration, the Company issued Crystal Research a fully vested warrant to purchase 200,000 shares of Technest common stock at an exercise price of 110% of the closing price of the Company’s stock on July 17, 2006 or $1.89 with a term of 5 years. The fair value of this warrant was $253,038 and was included in selling, general and administrative expense in the nine months ended March 31, 2007.

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

Summary information with respect to the Plan is as follows:

	Number of Shares
	Issued	Granted but not issued	Total
Balance, June 30, 2006	--	443,579	443,579
Issued	159,779	(159,779)	--
Granted but not issued	--	--	--
Forfeited	--	--	--

Balance, March 31, 2007	159,779	283,800	443,579

There were no shares granted under the Plan in the nine months ended March 31, 2007. At March 31, 2007, none of the shares granted or issued were fully vested. In the nine months ended March 31, 2007, stock-based compensation related to previously granted shares was $962,503. Subsequent to March 31, 2007, an employee ceased employment with the Company and forfeited 25,000 shares of restricted stock. Previously recognized expense related to this forfeiture, in excess of the Company’s original estimated forfeiture rate, or approximately $62,000, was reversed.

As of March 31, 2007, the Company has 556,421 shares available for future grant under the Plan.

9. NET LOSS PER SHARE

Securities that could potentially dilute basic net loss per share in the future, and that were not included in the computation of diluted net loss per share for the nine months ended March 31, 2007 because to do so would have been anti-dilutive consists of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,028
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of March 31, 2007	1,587,499

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2008. The monthly rental amount for this facility is approximately $4,500.

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

EOIR holds a three-year lease for its executive and administrative offices of approximately 5,420 square feet in Woodbridge, Virginia. The lease expires on March 31, 2008. EOIR leases approximately 10,000 square feet in Spotsylvania, Virginia, where it houses its software development unit. The lease expires on October 31, 2009. EOIR also holds a five-year lease for 6,951 square feet in Spotsylvania, Virginia. The lease expires on October 15, 2010. EOIR also has several offices located in Fredericksburg, Virginia - one office with 1,200 square feet, with a two-year lease that expires on October 31, 2006, and one with 4,200 square feet, with a nine-year lease that expires on June 30, 2007. Monthly lease amounts for these facilities total approximately $36,600.

Rent expense for the nine months ended March 31, 2007 and 2006, was $533,329 and $508,508, respectively.

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

In the quarter ended December 31, 2006, the Government completed its audit and concluded that $194,221 is due to be refunded to the Government. This amount is included in accrued expenses at March 31, 2007.

The Company's billings related to certain U.S. Government contracts are based on provisional general & administrative and overhead rates which are subject to audit by the contracting government agency.

Lien on Assets

Silicon Valley Bank (see Note 6) has a primary lien on all the assets of Technest and its subsidiaries. The balance outstanding to Silicon Valley Bank as of March 31, 2007 was $6,831,850.

Letter of Credit

EOIR has a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with corporate credit cards.

Employment Agreements

The Company is obligated under employment agreements with certain members of senior management.

11. INCOME TAXES

There was no provision for federal or state income taxes for the nine months ended March 31, 2007 and 2006, due to the Company's operating losses and a full valuation reserve. Since its acquisition by Markland, the Company files a consolidated tax return with Markland.

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

12. RELATED PARTY TRANSACTIONS

With the exception of Deer Creek Fund LP, ipPartners, Inc., and Southshore Capital Fund Limited, all of the Investors in the Investor Financing on February 14, 2006 are either shareholders, officers and/or directors of Markland. ipPartners, Inc. is a corporation majority owned and controlled by Mr. Tarini, Markland's Chief Executive Officer and Chairman. The Investor Financing was negotiated on behalf of Markland by senior management of Markland, including Mr. Tarini. The Markland Investment was approved by a unanimous vote of the Board of Directors of Markland including, Mr. Mackin and Mr. Ducey, neither of whom has an interest in the transaction.

During the nine months ended March 31, 2007, Markland invoiced EOIR $1,373,482 for administrative support services, engineering services and product manufacturing rendered by Markland. During the nine months ended March 31, 2007, EOIR paid Markland $1,011,329 in conjunction with the intercompany transactions described above.

At March 31, 2007, the Company had amounts due Markland in the amount of $363,297.

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

13. EMPLOYEE BENEFIT PLANS

Genex maintains a Simplified Employee Pension (the “SEP Plan”) for all employees who have attained the age of 21 and have completed nine years of service. Participants may make voluntary contributions up to the maximum amount allowed by law, but not to exceed 15% of each participant’s eligible compensation. The combined totals of participant and Genex contributions may not exceed $30,000 by law. Genex contributions vest immediately to the participants.

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

Contributions and other costs of these plans in the nine months ended March 31, 2007 and 2006 were $664,268 and $613,929, respectively.

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

In September 2002 the Company was served with a Summary Judgment Motion regarding H & H Acquisition Corp. and the Company answered the motion in November 2002. On January 3, 2006, the court denied the motion for summary judgment.

As of May 11, 2007, Technest has not been notified of a trial date for this matter.

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

Greg & Mary Williams

Markland and EOIR were notified on July 11, 2006 by counsel for Greg and Mary Williams, former shareholders and employees of EOIR and, in the case of Mr. Williams, a former director of Markland, that the Williams’ filed a lawsuit in the Commonwealth of Virginia, naming EOIR and Markland as defendants, regarding a number of contractual disputes involving the registration of shares of Markland common stock underlying certain options issued to the Williams’ in connection with the acquisition of EOIR by Markland and severance payments called for pursuant to severance agreements by and among the Willliams’, EOIR and Markland.

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

On July 27, 2006, we entered into an agreement with the Williams’ pursuant to which we paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continued to assert claims against us for attorney’s fees and costs on all nine counts of their complaint. Count III was not addressed by this agreement.

On September 1, 2006, we entered into an agreement with Markland pursuant to which we agreed to indemnify Markland against any judgment for damages or attorney’s fees ordered by the Court pursuant to Counts I or II and Markland agreed to indemnify us against any judgment for damages or attorney’s fees ordered by the Court pursuant to Count III.

On March 21, 2007, EOIR and the Williams entered into a settlement agreement pursuant to which EOIR agreed to pay to the Williams $100,000 in 10 monthly installments of $10,000 each beginning on April 1, 2007 in exchange for the Williams agreeing to dismiss, with prejudice, their request for attorney’s fees against EOIR on Counts I and II of their motion for judgment and Count III as it pertained to EOIR. This amount is included in accrued expenses and other current liabilities at March 31, 2007.

15. SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company entered into two second loan modification agreements with Silicon Valley Bank as described in Note 6.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending March 31, 2007 should be read together with our financial statements and related notes included elsewhere in this report.

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

On November 1, 2006, pursuant to the Asset Contribution Agreement between Technest and Genex, which was attached to the quarterly report for the period ended December 31, 2006 as Exhibit 10.2, Genex transferred certain of its assets and liabilities to Technest in order to preserve the continued eligibility for certain contracts under Small Business Innovation Research programs. The transfer primarily involved all of Genex’s government contracts which have since been novated to Technest and the associated intellectual property. As our financial results are reported on a consolidated basis, this transfer did not impact our financial statements.

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

RESULTS OF OPERATIONS

For the nine months ended March 31, 2006, Technest corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards ("SFAS") No. 133, as amended, and Emerging Issues Task Force No. ("EITF") No. 00-19. For certain warrants issued by Technest in February 2005, Technest could not conclude that the warrants were able to be settled in unregistered shares of common stock due to liquidated damage provisions in registration rights agreements. Therefore the warrants did not meet the requirements for classification as equity instruments. Instead, the warrants were recorded as liabilities and carried at fair value. Fair value adjustments to these derivative liabilities are charged (credited) to the statement of operations.

Three and Nine months ended March 31, 2007 compared with the three and nine months ended March 31, 2006

Revenue

Technest had $53,665,577 in revenue during the nine months ended March 31, 2007 compared with $55,141,077 for the same period in 2006. Revenues were adversely impacted during the second quarter as a result of a delay in the release of certain awarded contracts that the Company would have normally received. As the contracts have been funded, we expect them to be released in the next quarter.

Technest had $17,945,067 in revenue during the three months ended March 31, 2007 compared with $17,855,160 for the same period in 2006.

Revenues from EOIR’s omnibus contract were approximately $45.6 million for the nine months ended March 31, 2007 compared to $47 million for the nine months ended March 31, 2006.  In August 2006, the Government granted EOIR an additional “award term” for one year from July 2006 to July 2007. The performance periods for these contracts extend for 12 months beyond the end of the contract award period expiring in July 2008.

Gross profit

The gross profit for the nine months ended March 31, 2007 was $11,000,576 compared with $10,295,877 for the same period in 2006. The gross profit margin for the nine months ended March 31, 2007 was 20.5% compared with 18.7% for the same period in 2006. The gross profit for the three months ended March 31, 2007 was $3,927,040 compared with $3,237,084 for the same period in 2006. The gross profit margin for the three months ended March 31, 2007 was 21.9% compared with 18.1% for the same period in 2006. The gross profit improvement was due to a larger percentage of higher margin labor services provided compared with lower margin material procurement contracts.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended March 31, 2007 was $11,197,647 and consisted primarily of payroll. Selling, general and administrative expenses for the nine months ended March 31, 2006 was $9,897,578. The increase in selling, general and administrative expenses is due to higher stock compensation expense and the fair value of a warrant issued to a consultant. Included in selling, general and administrative expenses, amortization of compensatory element of stock issuances for the nine months ended March 31, 2007 were $962,503. This represents the amortization of stock-based compensation related to restricted stock grants to certain officers, directors and senior employees. Amortization of compensatory element of stock issuances for the nine months ended March 31, 2006 were $96,339 and related to options for the purchase of Markland common stock granted to EOIR employees by Markland in conjunction with the original acquisition of EOIR in June 2004. Selling, general and administrative expenses for the nine months ended March 31, 2007 included a charge of $253,038 for the fair value of a warrant granted to a consultant. Also included in selling general and administrative expenses are management fees paid to Markland. These amounted to $750,000 for the nine months ended March 31, 2007 and 2006, respectively and the Company’s obligations to pay Markland management fees terminated after March 31, 2007.

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $3,733,213 and $3,586,344, respectively.

Research and development

Research and development expenses for the nine months ended March 31, 2007 and 2006 were $49,858, and $138,448, respectively. These expenditures consisted primarily of unfunded research for new product development. Funded research and development is part of the Company’s revenue base and the associated costs are included in cost of revenues.

Amortization of intangible assets

Amortization of intangible assets for the nine months ended March 31, 2007 and 2006 were $1,339,535 and $1,339,634, respectively.

Operating loss

The operating loss for the nine months ended March 31, 2007 was $1,586,464 compared with a loss of $1,079,783 for the period ended March 31, 2006.

The operating loss for the three months ended March 31, 2007 was $268,926 compared with a loss of $795,772 for the period ended March 31, 2006.

Interest expense and other income

In connection with the acquisition of EOIR by Markland, EOIR issued $11,000,000 in original principal amount of notes due to the former stockholders of EOIR. The fair market value of these notes was $9,532,044 as determined by Markland’s management based on a number of factors including an independent valuation. The discount of $1,467,956 is being amortized to interest expense over the life of the note. These notes bear interest at the rate of nine percent (6%) per annum and must be repaid within the next nine years. In the nine months ended March 31, 2007, Technest pre-paid outstanding principal of $4,952,526 of certain of the EOIR promissory notes. After these payments, there remain outstanding EOIR notes having a total principal balance of $1,655,885.

Interest expense for the nine months ended March 31, 2007 and 2006 were $3,120,036 and $2,359,289, respectively. This included non-cash interest expense of $1,531,430 (paid in common stock) related to liquidated damages incurred for failure to have an effective registration statement, $278,857 related to amortization of deferred financing costs and a $708,900 related to the accelerated accretion of the note discount resulting from the prepayment of the EOIR note and ongoing accretion on the balance of the note. The payment of liquidated damages ceased in February 2007 as the Company had an effective registration statement for the affected shares. The Company also incurred and paid interest of $477,286 and $109,390 on the Silicon Valley Bank debt and remaining EOIR notes, respectively, and vendor interest of $14,173.

Derivative income represents the change in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the nine months ended March 31, 2006, the change in the fair value of the warrants recorded as derivative income in the statements of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($3,320,261) for the nine months ended March 31, 2006. Pro forma basic and diluted loss per common share would have been ($0.22), for the same period.

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

Other income for the nine months ended March 31, 2007 and 2006 was $41,003 and $118,811, respectively, and was primarily related to interest income on cash balances.

Net income (loss) applicable to common shareholders

The net loss applicable to common stockholders for the nine months ended March 31, 2007 was ($4,665,497). The net income applicable to common stockholders for the nine months ended March 31, 2006 was $21,726,228. As previously described, the net income was entirely due to derivative income of $25,046,489.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2007, Technest had current liabilities in excess of its current assets of $7,730,971. This amount includes a current balance of $1,828,364 on the Term Loan and other long term debt and $4,415,184 on the Revolver with Silicon Valley Bank. Technest’s current liabilities include $363,297 due to Markland, Technest’s parent company. Net cash used in operating activities was $2,780,083 for the nine months ended March 31, 2007. Non-cash expenses included in the net loss of $4,665,497 totaled $5,589,126 while changes in the components of working capital used cash of $3,703,712. Most of this change in working capital was related to reductions in accounts payables and accrued expenses and other current liabilities of $4,232,280.

Cash Used in Investing Activities

Technest used cash of $39,609 for the acquisition of equipment in the nine months ended March 31, 2007.

Cash Used in Financing Activities

In the nine months ended March 31, 2007, $5,586,744 was used for loan repayments and $6,693,145 was raised from bank financing, net of expenses.

Sources of Liquidity

During the nine months ended March 31, 2007, we satisfied our cash requirements primarily through operating cash flows, our cash reserves and a bank loan. On March 31, 2007, the Company had cash and cash equivalents of $1,648,919 and a funded contract backlog from the Government of $44.1 million. In addition, the Company has a revolving line of credit and a term loan with a commercial bank in the maximum amount of $10 million. At March 31, 2007, under certain conditions, an additional $3 million is available to fund the Company’s working capital needs. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

We have a letter of credit in the amount of $250,000 issued in favor of a bank in conjunction with our corporate credit cards. Other than this letter of credit, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2007, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, given the exercise price of these warrants, Technest does not expect these warrants to be exercised and therefore, does not expect any material cash proceeds.

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

PRINCIPLES OF CONSOLIDATION

Our consolidated financial statements as of March 31, 2007 include the accounts of Technest, and our wholly-owned subsidiaries- Genex and EOIR. We have eliminated all significant inter-company balances and transactions.

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

As of March 31, 2007, we had cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

No new technologies were acquired during the nine months ended March 31, 2007 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2007 and 2006.

REVENUE RECOGNITION

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the nine months ended March 31, 2007 less than 5% of Technest’s revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revision to cost and income and are recognized in the period in which the revisions are determined. Technest participates in teaming agreements where they are the primary contractor and they participate with other organizations to provide complex integrated remote sensor product and technology development services to the Federal government. Technest has managerial and oversight responsibility for all team members as well as the responsibility for the ultimate acceptability of all integrated technical performance criteria under the contracts for deliverable services and products. Technest, as the prime contractor who accepts risks for these customer funded tasks, includes as revenues the amounts that they bill under the teaming arrangements and include as direct costs amounts that are reimbursable or paid to team members. Revenues under teaming arrangements amounted to $3.4 million for the nine months ended March 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The impact of adopting SFAS 159 on the Company’s consolidated financial statements, if any, has not yet been determined.

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

Technest has had net operating losses each year since its inception. As of March 31, 2007, our accumulated deficit was $19,903,436. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $70.31 million in revenues for the year ended June 30, 2006 or 86.6% of our total consolidated revenues during that period. This contract expires in July 2007 (with deliveries under the contract allowed until July 2008) and we anticipate that the U.S. Army will competitively award a replacement contract. We will expend substantial cost and managerial time and effort to prepare for the bid and proposal for this new contract. Although we believe that it is likely that we will be awarded a new contract, if we are not awarded a new contract, our revenues would significantly decrease and our financial condition could be adversely affected.

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

We currently derive substantially all of our revenue from contracts with the U.S. Government, including the DOD, Homeland Security and various INTEL within the U.S. Government. We have a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $70.31 million in revenues for the year ended June 30, 2006 or 86.6% of our total consolidated revenues during that period. . This contract expires in July 2007 (with deliveries under the contract allowed until July 2008). We are in the process of competing for a new contract. If we are not awarded a new contract, our revenues would significantly decrease and our financial condition could be adversely affected.

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

As of May 11, 2007, Markland controlled approximately 62.7% of outstanding Technest common stock on a primary basis.  As a result, Markland has the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  Pursuant to the Stockholder Agreement between Markland and Technest dated March 13, 2006, Markland agreed to elect Joseph Mackin, Gino Pereira, and our three independent directors, Robert Doto, Gen. David Gust (US Army Rtd.) and Darlene Deptula-Hicks.

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

Currently, Markland owns approximately 62.7% of our outstanding common stock. Markland has placed in escrow an aggregate of 4,640,192 shares of our common stock held by Markland to secure the conversion of the Markland Series E preferred stock. If all of the shares held in escrow were transferred by Markland, Markland’s ownership of Technest would drop to approximately 35%. These holdings represent a significant portion of Markland’s assets. If Markland disposes of a large number of shares of our common stock for any reason, a change of control may result.  In particular, Markland is subject to various legal actions, proceedings and claims and may become subject to additional actions, proceedings and claims in the future. Were any of these claims to result in an outcome adverse to Markland, the resulting damages or amounts paid in settlement could be satisfied partially or wholly with shares of our common stock. A change of control at the shareholder level could result in a change to the composition of our board and, ultimately, a change in our management and business plan.  Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2003 to May 11, 2007, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 11, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought. A trial date for this claim has been set for July 10, 2007.

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

On July 27, 2006, we entered into an agreement with the Williams pursuant to which we paid them $246,525 in satisfaction of their claims for severance under Count I and agreed to pay the outstanding balance of their promissory notes, along with all accrued but unpaid interest, in satisfaction of Count II which was paid on August 10, 2006. The Williams continued to assert claims against us for attorney’s fees and costs on all three counts of their complaint. Count III was not addressed by this agreement.

On September 1, 2006, we entered into an agreement with Markland pursuant to which we agreed to indemnify Markland against any judgment for damages or attorney’s fees ordered by the Court pursuant to Counts I or II and Markland agreed to indemnify us against any judgment for damages or attorney’s fees ordered by the Court pursuant to Count III.

On March 21, 2007, EOIR and the Williams entered into a settlement agreement pursuant to which EOIR agreed to pay to the Williams $100,000 in 10 monthly installments of $10,000 each beginning on April 1, 2007 in exchange for the Williams to dismiss, with prejudice, their request for attorney’s fees against EOIR on Counts I and II of their motion for judgment and Count III as it pertained to EOIR.

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
10.3
First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.4
First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.5
Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.6
Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
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

TECHNEST HOLDINGS, INC.
Date: May 11, 2007	By:	/s/ Joseph P. Mackin Joseph P. Mackin Chief Executive Officer and President

Date: May11, 2007	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.1
10.2	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		8-K	August 14, 2006	10.2
10.3
First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.4
First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.5
Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
10.6
Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.
X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X