Form 10KSB
period 2007-06-30
TECHNEST HOLDINGS INC
filed 2007-10-01
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-27023

Technest Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

 10411 Motor City Drive, Suite 650, Bethesda, MD
(Address of principal executive offices)

10411 Motor City Drive, Suite 650, Bethesda, MD
 (Mailing Address)
88-0357272 (I.R.S. Employer Identification No.) 20817 (Zip Code)

Issuer’s Telephone Number: (301) 767-2810

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title or Class)
 Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  [X] Yes [  ] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [ X ] No

The issuer’s revenues for the year ended June 30, 2007, excluding discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, were $3,396,795.

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 21, 2007 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $2,807,315.

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

20,030,979 shares as of September 21, 2007, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  Proxy Statement for the 2007 annual meeting of stockholders

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

TECHNEST HOLDINGS, INC.
FORM 10-KSB
TABLE OF CONTENTS
June 30, 2007

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

IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC

Technest will file a proxy statement or information statement, as applicable, with the SEC in connection with the proposed sale of EOIR.  Investors and security holders are urged to read the proxy statement or information statement when it becomes available and any other relevant documents filed with the SEC because they will contain important information.  Investors and security holders will be able to obtain these documents free of charge at the website maintained by the SEC at www.sec.gov.  Technest and its respective directors, executive officers and other possible employees and advisors, may be deemed to be participants in the solicitation of proxies from the stockholders of Technest in connection with the proposed sale of EOIR.

-ii-

PART I

Item 1. Description of Business

Recent Developments

Proposed Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest Holdings, Inc. (the “Company” or “Technest”) and its wholly owned subsidiary, E-OIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC will be structured as a stock sale in which LLC will acquire all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which will be paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate.

In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), EOIR is presented as a discontinued operation in the consolidated financial statements.

Summary of the Transaction

Pursuant to the terms of the Stock Purchase Agreement, at the closing, LLC will acquire all of the outstanding common stock of EOIR from Technest and LLC will pay Technest $11 million in cash.  The initial cash payment due at closing will be subject to adjustment (up or down) depending on EOIR’s net working capital on the closing date.  In addition to the initial cash payment, LLC has agreed to pay Technest an additional contingent payment of $23 million if, on or prior to December 31, 2009, EOIR is awarded the follow-on of EOIR’s current contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. We estimate that the contract will be awarded during fiscal 2008.

Technest and LLC have agreed to deposit $200,000 of the initial purchase price payment and $2.3 million of the contingent purchase price payment (if any) in an escrow account to secure indemnification obligations of Technest under the Stock Purchase Agreement.

As a condition of the sale, the proceeds will be used to extinguish debt from Silicon Valley Bank, Shelter Island and the former EOIR note holders. As of June 30, 2007, the face value of these loans was $9,785,616.

The transaction has been approved unanimously by the board of directors of Technest and EOIR. The board of directors of Technest was advised by Rodman & Renshaw, LLC who acted as a financial advisor to Technest and provided a fairness opinion to the Technest board as to the fairness of the consideration to be received by Technest.

Conditions to Completion of the Transaction

Technest and LLC will complete the transaction when all of the conditions to closing are satisfied or waived, including among other things, approval of the transaction by the stockholders of Technest.  In addition, as a condition to closing, LLC, which is in the process of applying for a small business investment company license under the Small Business Investment Company Act of 1958, must obtain the approval of the transaction as a “pre-license investment” from the Small Business Administration.

In connection with the Stock Purchase Agreement, certain stockholders of Technest representing approximately 42% of Technest’s outstanding Common Stock, entered into Voting Agreements, pursuant to which such stockholders agreed to vote their Technest shares in favor of the proposed transaction.

The foregoing summary of the Stock Purchase Agreement and the transactions contemplated therein is qualified in its entirety by reference to the full text of the Stock Purchase Agreement, which was filed as Exhibit 2.1 to a current report on Form 8-K (SEC File # 000-27023) filed with the SEC on September 13, 2007.  The Form 8-K and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. We urge you to obtain and read carefully copies of this report and documents before making an investment decision.

Termination of Certain Sections of Stockholder Agreement and of License Agreement.

On August 31, 2007, Technest Holdings, Inc. entered into a Release Agreement with Southridge Partners, LP, a Delaware limited partnership (“Southridge”), a current stockholder of the Company, pursuant to which the parties agreed, among other things, to the following:

•
Technest and Markland Technologies, Inc. (“Markland”) were parties to a Stockholder Agreement, dated March 13, 2006 (the “Stockholder Agreement”), and a License Agreement dated March 13, 2006 (the “License Agreement”).  Pursuant to an Assignment and Assumption Agreement dated as of August 30, 2007 between Markland and Southridge, Markland assigned all of its rights in the Stockholder Agreement and the License Agreement to Southridge. As part of the Release Agreement, Southridge and Technest agreed to (a) terminate the obligations set forth in Section 1 of the Stockholder Agreement that restrict the ability of Technest to issue equity securities, convertible debt or derivative securities, (b) terminate the obligations set forth in Section 5 of the Stockholder Agreement relating to a right of co-sale and (c) terminate the License Agreement in its entirety.  All rights, title and interest in the intellectual property that was subject to the License Agreement reverts back to Technest and its subsidiaries.

•
Voting Agreement. Southridge agreed that it will vote all shares of Technest Common Stock owned by it and to cause its Affiliates that own shares of Technest Common Stock or Technest Preferred Stock to vote all of their shares, in favor of certain transactions entered into by September 10, 2007 that are approved and recommended by a majority of the directors of Technest under certain conditions.

•
Board Representation. The Board of Directors of Technest agreed to increase the size of the board from five to six and fix the number of directors of Technest at six and to elect two reasonably qualified individuals representing Southridge to fill the newly created directorships in accordance with Technest’s Bylaws.

•
Other Terms.  Until March 31, 2008 or upon the satisfaction of certain conditions, whichever is earlier, Technest agreed that it would refrain from (a) issuing any shares of its Common Stock or securities convertible into its Common Stock, other than (i) shares to be issued in certain permissible offerings; (ii) certain shares already awarded under Technest’s 2006 Stock Award Plan, and (iii) 250,000 shares to be issued under the 2006 Stock Award Plan; (b) entering into any transaction with its officers, directors, stockholders or any of their Affiliates, except for transactions that are in the ordinary course of Technest’s business, upon fair and reasonable terms that are no less favorable to Technest than would be obtained in an arm’s length transaction with a non-Affiliated person or entity.

•
Consideration.  As consideration for the Release Agreement, Technest agreed to issue Southridge 3,000,000 shares of Technest Common Stock, $0.001 par value per share.  The issuance of these securities was not registered under the Securities Act of 1933, as amended, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The foregoing description summarizes the material terms of the Release Agreement and is qualified in its entirety by reference to the full text of the Release Agreement, which was filed as Exhibit 10.1 to a current report on Form 8-K (SEC File # 000-27023) filed with the SEC on September 7, 2007. The Form 8-K and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. We urge you to obtain and read carefully copies of this report and documents before making an investment decision.

Shelter Island Debt Financing

On June 1, 2007, Technest Holdings, Inc. closed on a financing pursuant to a Securities Purchase Agreement dated May 31, 2007 with Shelter Island Opportunity Fund, LLP (“Shelter Island”). Pursuant to the Securities Purchase Agreement, the Company issued to Shelter Island a Secured Original Issue Discount Debenture bearing interest at the rate of 11.25% (or Prime +3%) with an aggregate principal amount of $1,650,000 (the “Debenture”) for a subscription amount of $1,500,000. The Debenture is due on May 31, 2010, unless otherwise accelerated by its terms.  The outstanding principal amount and all accrued interest thereon will be payable in 33 equal monthly installments commencing on August 31, 2007. On the maturity date of the Debenture, the Company also agreed to pay, as a termination fee (and not as a penalty), an amount equal to the product of (i) $45,000 and (ii) the number of months that have elapsed between May 31, 2007 and the date such payment is made by the Company to Shelter Island. This loan will be repaid in full on the closing of the sale of EOIR and as a result has been classified as part of discontinued operations.

The Debenture is secured by (i) the assets of the Company, including its securities in its wholly-owned subsidiaries, (ii) all rights of Markland Technologies, Inc. in and to the License Agreement dated March 31, 2006 between the Company and Markland, and (iii) the assets of the Company’s wholly-owned subsidiary, Genex Technologies Incorporated (“Genex”).  Other than the security interest from Markland, Shelter Island’s security interests are subordinated to the interests of Silicon Valley Bank pursuant to a Subordination Agreement entered into between Shelter Island and Silicon Valley Bank. The Company’s wholly-owned subsidiaries, Genex and E-OIR Technologies, Inc., guaranteed the Debenture.

The outstanding EOIR note holders subordinated their security interest and their right to receive payment in the event of default under the terms of the Debenture to Shelter Island. As consideration for this subordination, Technest agreed to pay the outstanding EOIR note holders a total of $82,795 on the closing of the transaction and an additional $82,795 on July 1, 2008 or the earlier payment of the EOIR note. Our Chief Executive Officer and one of our directors, Joseph P. Mackin, received $30,447.87 on the closing and will receive the same amount on July 1, 2008.

The Debenture, the Securities Purchase Agreement, along with the Security Agreements, and the Guaranty of Genex and EOIR were attached to the current report on Form 8-K (SEC File # 000-27023) filed with the SEC on June 5, 2007 as Exhibits 4.1, 10-1 through 10.7. The agreement between Technest and Dr. Mackin is attached as Exhibit 10.8 to that current report on Form 8-K. The Form 8-K and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. We urge you to obtain and read carefully copies of this report and documents before making an investment decision.

Markland’s Ownership of Technest Common Stock

Markland Technologies, Inc. filed a current report on Form 8-K (SEC File # 000- 28863) on June 29, 2007 to announce the entry into definitive agreements involving Markland’s ownership of certain shares of our common stock (the “June 15, 2007 Agreements”).  Among other things, the Form 8-K reported that Markland (i) sold 3,155,949 shares of its Technest common stock, (ii) issued a new series of preferred stock in exchange for Markland’s previously issued Series E preferred stock, referred to as the Markland Series G preferred stock, and (iii) granted Mr. Robert Tarini and Mr. Gino Pereira each 375,000 shares of its Technest common stock (collectively, the “Transferred Shares”).  In addition, Markland issued 443,592 shares of its Technest Common Stock as payment in full for liquidated damages Markland owed in connection with a registration rights agreement dated March 24, 2006 between Markland and its Series E investors.

Each share of Markland’s Series G preferred stock is convertible, at the option of the holder, into either (i) 20,000 shares of Technest common stock, currently outstanding and held by Markland, up to a maximum of 3,696,600 shares of Technest common stock, or (ii) a certain number of shares of Markland common stock.  Based solely on the disclosures in Markland’s Form 8-K, we understand that Markland has issued approximately 1,973.91 shares of Series G preferred stock to four institutional investors, which is potentially convertible into 3,696,600 shares of our common stock.

In connection with the issuance of the Transferred Shares, Markland agreed to cause us to file a registration statement with the SEC to register the resale of the Transferred Shares. Pursuant to our Stockholder Agreement with Markland, dated March 13, 2006, we are contractually required to prepare and file certain types of resale registration statements at Markland’s request. In that connection, we will be registering (i) the 3,155,949 shares of Technest common stock sold by Markland pursuant to the June 15, 2007 Agreements, (ii) the 750,000 shares of Technest common stock granted to Messrs. Tarini and Pereira, and (iii) the 443,492 shares of Technest common stock issued by Markland as liquidated damages. The availability of these shares for sale in the public markets pursuant to an effective registration statement may cause a significant drop in the market price of our common stock.

It is important to note that Technest is not a party to any of the agreements involving the Markland Series G preferred stock or the issuance of Technest shares of Common Stock by Markland.  The issuance of the Markland Series G preferred stock does not require Technest to issue any additional securities. Conversions of the Markland Series G preferred stock will be satisfied entirely by shares of our common stock that are currently outstanding and held by Markland.

A description of the June 15, 2007 Agreements is set forth in Markland’s current report on Form 8-K filed with the SEC on June 29, 2007. The Form 8-K and exhibits thereto are publicly available on the SEC’s web site at www.sec.gov. Although we did not participate in the preparation of this current report and can therefore provide no assurances as to the accuracy of the information they contain, we urge you to obtain and read carefully copies of the report and, in particular, the agreements included as exhibits to the report, before making a decision to invest in our common stock.

General

As a result of the proposed sale of EOIR, the remaining business of Technest Holdings, Inc. is engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily in the security and healthcare industries. Historically, the Company’s largest customers have been the Department of Defense and the National Institute of Health.

Our products leverage several core technology platforms, including:

•	3D Imaging Technology Platforms:
-3D capture using patented Rainbow 3D technology
-3D processing, data manipulation, and advanced modeling
-3D display in volumetric space

•	Intelligent Surveillance Technology Platforms:
-360-degree video acquisition using mirror, lens, and array configurations
-2D video detection, tracking, recognition and enhancement software

•	3D Facial Recognition Technology Platforms:
-3D facial image acquisition and recognition algorithms and software

•	General Technology Platforms:
-High-speed imaging processing hardware and embedded algorithms

Our major products, developed and in development, include our OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, Omnivision, Small Tactical Ubiquitous Detection System (STUDS), 3D SketchArtist, 3D FaceCam, 3D Digitizer System, EI Digitizer™ and Dental Digitizer™.

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

STUDS are state-of-the-art, miniature, disposable, low-cost motion-tracking, positioning and imaging sensors that permit long-range surveillance at high resolution. The system also includes rapidly deployable wireless networking and GPS mapping for integration with legacy sensors, among other advantages.

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds.

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition.  In addition, with 3D FaceCam, medical professionals can capture and measure physical features in 3D (e.g., volume, surface area, projection, linear distance, and asymmetry), provide pre- and post-operation analysis to patients, and document surgical or treatment plans and results.  Time consuming and inaccurate measurements using calipers and reference points are no longer necessary. New techniques, such as symmetry analysis and implant volume calculations, are also now possible. Popular applications may include:

•	Biomedical Engineering – Production of custom-fitting prostheses.

•	Plastic and Reconstructive Surgery – Surgical planning, simulation, and pre/post-operation comparison.

•	Patient Communication – Simulation, explanation, and modification of treatment plans based upon 3D morphing and customer feedback.

3D Digitizer System is a turnkey three-dimensional (3D) imaging solution.

EI Digitizer™ (Ear Impression) system has been customized for applications in the custom hearing aid and ear mold markets. The system automates the process of converting a physical ear impression into a 3D model for streamlined production and quality control.

Dental Digitizer™ has been developed for applications in the dental industry. The system automates the process of creating 3D models from dental molds and impressions in a rapid and accurate process. This system offers significant benefits in cost, quality, and turnaround times for dental labs, dentists, and orthodontists in the creation of dental crowns, bridges, aligners, braces, and other dental solutions.

Technest Business Strategy

Moving forward it is our goal to establish the Company as the leading supplier of 3-D imaging products and solutions. The broad strategies that we have in place to achieve this goal are outlined below:

•	Focus on commercialization of pipeline products;

•	Utilize relationships with current industry partners to bring technology to market;

•	Develop and expand upon our existing technologies and products;

•	Consolidate our position as a leading innovator in 3-D imaging through continued research and development

•	Continue to develop a robust intellectual property portfolio ; and

•	Seek strategic acquisitions.

Discontinued Operations - EOIR Business

EOIR currently operates in four principal technical areas: Advanced Sensor Systems, Imaging and Intelligence Solutions, Operational Management, and Chemical and Explosive Detection.

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

The majority of the work performed by Advanced Sensor Systems is carried out through an Omnibus Contract with the United States Army Night Vision and Electronic Sensors Directorate. EOIR retains non exclusive rights to sell the technologies that it develops under this contract.

Imaging and Intelligence Solutions

Imaging and Intelligence Solutions is engaged in the design, research and development, integration, analysis, modeling, and training of classified solutions in support of the United States’ intelligence community and homeland security.

EOIR provides support to the National Geospatial-Intelligence Agency (NGA) College, including program management support, curriculum development and instruction in Geospatial and Imaging Analysis, Advanced Geospatial Intelligence, and Measurements and Signal Intelligence. EOIR develops core curriculum: platform, web- and computer-based training; and maintains the Soft Copy Keys Program. EOIR develops specialized tools and algorithms for atmospheric computation and full-spectrum signal processing, promotes imaging standards, evaluates new technology, assists users with Advanced Geospatial Intelligence technologies, and maintains spectral libraries used throughout the Intelligence Community. For the National Ground Intelligence Center, EOIR provides systems modeling, intelligence analysis for military operations and disaster relief, and it develops and integrates remote triggering devices and monitoring stations used in field testing and air-and ground-based sensor analysis. EOIR supports maritime advanced geospatial imagery exploitation and counter drug operations, as well as all-source analysis for Army operational forces.

Operational Management

Operational Management is engaged in the program management, integration, training, logistics, analysis, and field support of numerous projects for the U.S. military.

EOIR provides program management support for the Marine Corps Systems Command (MCSC), which includes providing logistical support of current projects and integration with legacy systems. EOIR also is assisting in the development of the Electro-Optical Test Facility (EOTF) for the Program Manager Optics and Non-Lethal Systems (PM ONLS). This encompasses the full life-cycle of the test facility; as EOIR will design the facility, oversee the procurement of equipment, develop standard operating procedures, and manage the thermal testing portion of the lab. EOIR provides systems integration, board design, training, and field support for products, such as DoubleShot, which is currently actively deployed in Operation Iraqi Freedom (OIF) in support of the Marine Corps Warfighting Lab (MCWL). In addition, EOIR represents the Marine Corps in the joint development of Joint Chemical Agent Detector (JCAD), Joint Service Light Standoff Chemical Agent Detector (JSLSCAD), Joint Service Light Nuclear, Biological, Chemical, Reconnaissance System (JSLNBCRS), as well as other engineering technology in support of the MCSC Chemical, Biological, Radiological, Nuclear Defense (CBRND) team. This support consists of testing emerging technology, providing logistical support and management of legacy systems. EOIR also provides systems integration support for the Directed Energy Technology Office (DETO) at Naval Surface Warface Center Dahlgren Division (NSWCDD) integrating various sensors, such as Driver Viewer Enhancer and Blue Force Tracker, into a prototype directed energy system in support of OIF.

Chemical and Explosive Detection

Chemical and Explosive Detection is engaged in the design, research and development, software and hardware engineering, integration, training, and networking of advanced Chemical/Biological and Improvised Explosive Devices (IED) detection sensors.

EOIR provides technologies that reliably detect the presence of chemical, biological, and explosive devices or components from stand-off distances utilizing multi-spectral electro-optical sensing methods. EOIR also provides Chemical/Biological and IED simulators and real-time training devices with product specific specifications. Our major products include our Shipboard Automatic Chemical Agent Detection and Alarm (ACADA), Automated, Adaptive Chemical Examination System (AACES), and M22 Simulator.

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

We have particular proprietary technologies, some that have been developed and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are many other technologies being presented to the our customers that directly compete with our technologies.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We own 19 U.S. patents, which we will continue to own after the proposed EOIR sale. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Sales and Marketing

We currently divide the marketing efforts of our products and services into three areas: (1) directly to federal or local government agencies; (2) to commercial security applications; and (3) to commercial healthcare applications. These marketing duties are divided among senior management.

Manufacturing

After the sale of EOIR, our primary manufacturing facilities are located in Bethesda, Maryland.

Employees

As of September 21, 2007, Technest had a total of 180 employees, 17 of which are full-time employees of Technest. The other employees are employees of EOIR, which is in the process of being sold. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Item 2. Description of Property

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500. In May 2007 this facility was vacated and subleased.

Technest currently also leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Technest’s wholly owned subsidiary, Genex Technologies, Inc. had moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

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

As of September 21, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for July 10, 2007, which had to be unexpectedly rescheduled.  Technest has not been notified of a new trial date.

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

 Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended June 30, 2007, which is the fourth quarter of our fiscal year.

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

Calendar Year	High	Low

2005
First Quarter	$63.29	$10.55
Second Quarter	$40.08	$12.66
Third Quarter	$52.74	$5.15
Fourth Quarter	$5.50	$4.50

2006
First Quarter	$11.35	$4.40
Second Quarter	$4.80	$2.20
Third Quarter	$3.52	$1.60
Fourth Quarter	$2.22	$1.42

2007
First Quarter	$2.10	$1.31
Second Quarter	$1.50	$0.31

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of September 21, 2007, there were approximately 318 record holders of our common stock.

We have not paid any cash dividends on our common stock in the past. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2007, which is the fourth quarter of our fiscal year.

Item 6.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2007 and June 30, 2006 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-KSB.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” beginning on page 18 of this annual report on Form 10-KSB. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-KSB, speak only as of June 30, 2007 and we undertake no obligation to update or revise the statements in light of future developments.

Recent Developments

 Sale of EOIR Technologies, Inc.

In May 2007, in order to realize the value of E-OIR Technologies Inc. (“EOIR”) for the benefit of our shareholders, the Board of Directors adopted a plan to sell this wholly owned subsidiary of Technest Holdings, Inc. (the “Company” or “Technest”). On September 10, 2007, Technest and  E-OIR Technologies, Inc., entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.

The sale of EOIR to LLC will be structured as a stock sale in which LLC will acquire all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which will be paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. A majority of the contingent payment of $23 million will be distributed to shareholders in the form of a cash dividend should it be received.

Accordingly, in accordance with SFAS 144, we have classified EOIR’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.  All debt required to be repaid upon the sale of EOIR has been included in the liabilities of discontinued operations.  Interest expense on this debt has been included in the net loss from discontinued operations.

Year ended June 30, 2007 compared with the year ended June 30, 2006

 Revenues

Technest had $3,396,795 in revenues from continuing operations during the year ended June 30, 2007 compared with $3,542,393 during the year ended June 30, 2006. These revenues were largely generated by Small Business Innovative Research Grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business.

 Gross profit

The gross profit from continuing operations for the year ended June 30, 2007 was $1,276,790 or 38% of revenues. The gross profit for the year ended June 30, 2006 was $1,348,070 or 38% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2007 were $3,600,562 and consisted primarily of legal and professional fees of approximately $401,341 and amortization of stock-based compensation related granted to directors and officers amounting to $1,170,432.

Selling, general and administrative expenses for the year ended June 30, 2006 were $2,850,678, and consisted primarily of legal and professional fees of approximately $594,000 and amortization of stock-based compensation amounting to $279,428.

Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $726,000 and $300,000 in the years ended June 30, 2007 and 2006, respectively, have been included in the net loss from discontinued operations.

Amortization of intangible assets

Amortization of intangible assets for the year ended June 30, 2007 was $324,741. Amortization of intangible assets for the year ended June 30, 2006 was $324,841. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss for the year ended June 30, 2007 was $2,649,606. The operating loss for the year ended June 30, 2006 was $1,881,273.

 Other (expenses) income

In the year ended June 30, 2007, Technest charged to interest expense $1,744,102, including $1,531,430 paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.

In the year ended June 30, 2006, Technest charged to interest expense $2,303,662, including $2,104,461 paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.

Derivative income represents the changes in the fair value of certain warrants issued by Technest on February 14, 2005. These warrants did not meet the requirements for classification as equity instruments since the Company could not conclude that the warrants were settleable in unregistered shares of its common stock. As a result, the Company was required to reflect these warrants as derivative liabilities on the balance sheet. Each period, the change in the fair value of the warrants was charged (credited) to the statement of operations. In the year ended June 30, 2006 changes in the fair value of the warrants recorded as derivative income in the statement of operations was $25,046,489. Derivative income had no impact of the Company’s cash flows and none of the warrants have been settled in cash. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. Excluding derivative income would have resulted in pro forma net loss applicable to common shareholders of ($4,793,825) for the year ended June 30, 2006. Pro forma basic and diluted loss per common share would have been ($0.31) for the year ended June 30, 2006.

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

Discontinued Operations

Revenues from EOIR’s operation in the year ended June 30, 2007 were $68,349,121 compared with $77,533,227 for the year ended June 30, 2006. Although EOIR’s order book remained strong, EOIR experienced a slow down in the release of orders from the Government resulting in lower revenue.

The net loss from EOIR’s operations was $395,939 in the year ended June 30, 2007 compared with a net loss of $625,837 for the year ended June 30, 2006.

Net income (loss) applicable to common shareholders

The net loss attributable to common shareholders for the year ended June 30, 2007 was $4,786,696.

The net income applicable to common stockholders for the year ended June 30, 2006 was $20,252,664. As previously described, the net income was entirely due to derivative income of $25,046,489.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2007, Technest had a negative working capital balance from continuing operations of $253,430. Net cash used in operating activities from continuing operations for the year ended June 30, 2007 was $2,032,613. Most of the cash used was attributable to a reduction in accounts payable and accruals of $1,498,136.

Net cash used in operating activities from discontinued operations for the year ended June 30, 2007 was $2,052,746.  A significant portion of the cash used was to reduce accounts payable and accruals in the amount of $4,845,048.

Cash Used in Investing Activities

In the year ended June 30, 2007, Technest used cash of $39,609 for the acquisition of property and equipment.

Cash Used in Financing Activities

In the year ended June 30, 2007, $6,086,499 was used for loan repayments, primarily related to the EOIR seller notes. This was replaced by net borrowings of $9,062,809.  Debt issuance costs and loan guarantee fees paid amounted to $1,073,325.

Sources of Liquidity

During the year ended June 30, 2007, we satisfied our operating and investing cash requirements primarily from financing activities and cash reserves. As discussed elsewhere, EOIR will be sold, subject to certain conditions, with $11 million being payable in cash to the Company on closing and a further $23 million payable contingent on the re-award of the NVESD contract. There are expected to be no further cash obligations relating to discontinued operations after the sale. Our current expectation is for the sale to close prior to December 31, 2007.  The initial proceeds will be used to extinguish debt from Silicon Valley Bank, Shelter Island and the former EOIR note holders. As of June 30, 2007, the face value of these loans was $9,785,616. The balance of the initial proceeds will be used for working capital.  The decision on the contingent payment is also expected during fiscal 2008. EOIR has won this contract three times in a row and management believes that the Company is well positioned to do so again although there can be no assurances that it will do so. The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2008. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Commitments and Contingencies

Facilities

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500. In May 2007 this facility was vacated and subleased.

Technest currently also leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Technest’s wholly owned subsidiary, Genex Technologies, Inc. had moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

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

As of September 21, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for July 10, 2007, which had to be unexpectedly rescheduled.  Technest has not been notified of a new trial date.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2007, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Principles of Consolidation and Discontinued Operation

Our consolidated financial statements for the periods presented include the accounts of Technest, and our wholly-owned subsidiary, Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

In May 2007,  the Company’s Board of Directors approved a plan to divest the operations of our subsidiary, EOIR Technologies, Inc.  In accordance with SFAS No. 144, the assets, liabilities and results of operations of this subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.

 Concentrations

Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires that we disclose any significant off-balance-sheet and credit risk concentrations.

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2007.

Substantially all of Technest revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.

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

Impairment of Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We identify and record our intangible assets at the reporting unit level and also conduct our impairment tests at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, “Goodwill and Other Intangible Assets”.

We estimate fair value using either a discounted cash flows model, or an approach using market comparables, to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flow forecasts developed as part of our planning process, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill.

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

Contracts and Customer relationships acquired as a result of business combinations have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms in accordance with SFAS No. 141, “Business Combinations”, SFAS No. 142, “Goodwill and Other Intangible Assets”, FASB Concepts Statement Number 7 and Emerging Issues Task Force (“EITF”) Issue No. 02-17, “Recognition of Customer Relationship Assets Acquired in a Business Combination”. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals in accordance with EITF Issue No. 02-17.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets, including amortizable intangible assets, may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in any of the periods presented.

Derivative Instruments

Technest generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company's common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, in accordance with EITF Issue No. 00-19, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.

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

Impact of Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only management's portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 5 that the Public Company Accounting Oversight Board has issued, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements, if any.

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

Risks Related To Our Business, Results Of Operations And Financial Condition

We have a limited operating history. As a result, it may be difficult to evaluate our prospects for profitable operations.

Technest has a limited operating history on which a potential investor may base an evaluation of us, our prospects and our ability to operate profitably.  If Technest is unable to sustain profitable operations, investors may lose their entire investment in Technest.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. As of June 30, 2007, our accumulated deficit was $20,224,635. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

The covenants in our term loan facility with Silicon Valley Bank and those in our debenture with Shelter Island Opportunity Fund, LLC impose restrictions that may limit our ability and the ability of our subsidiaries to take certain actions and our failure to comply with these covenants could result in an acceleration of our indebtedness.

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

Our debenture with Shelter Island Opportunity Fund, LLC contains similar covenants.

Our term loan facility contains other covenants customary for credit facilities of this nature, including requiring us to meet specified financial ratios and financial tests. Our ability to borrow under our term loan facility will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants.

If we are unable to meet the terms of our financial covenants, or if we violate any of these covenants, a default could occur under these agreements. A default, if not waived by our lenders, could result in the acceleration of our outstanding indebtedness and cause our debt to become immediately due and payable. If acceleration occurs, we would not be able to repay our debt, and it is unlikely that we would be able to borrow sufficient funds to refinance our debt. Even if new financing is made available to us, it may not be on terms acceptable to us.

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

Risks related to the Stock Purchase Agreement for the sale of EOIR

We will incur significant costs in connection with the sale of EOIR, whether or not we complete it.

We expect to incur significant costs related to the sale of EOIR.  These expenses include financial advisory, legal and accounting fees and expenses, severance and employee benefit related expenses, filing fees, printing expenses and other related charges. We may also incur additional unanticipated expenses in connection with the transaction.  A portion of the costs related to the sale, such as legal and accounting fees, will be incurred regardless of whether the transaction is completed.  These expenses will reduce the assets of Technest will have to operate its business after the sale.

Because our revenues depend heavily on EOIR, the sale of this subsidiary will have a negative impact on our operating results.

Virtually all of the Company’s revenues have been derived from EOIR’s contract with the United States Army Night Vision and Electronic Sensors Directorate.  EOIR contributed approximately $68,349,121 and $77,533,227 in revenues in fiscal 2007 and 2006, respectively.  Thus, the sale of EOIR will have an adverse effect on our revenues and cash flow from operations.

EOIR’s contract with the United States Army Night Vision And Electronic Sensors Directorate expires in January 2008. EOIR is in the “re-compete” process. If EOIR is not awarded a new contract, Technest will not receive the $23,000,000 contingent purchase price under the Stock Purchase Agreement.

The payment of $23,000,000 of the purchase price being paid for EOIR is payable only upon the award to EOIR of the follow-on NVESD contract.  Although the Stock Purchase Agreement requires the acquiror to operate EOIR in a commercially reasonable manner post-closing which includes applying adequate and appropriate resources commensurate with previous efforts by EOIR to win award of the NVESD, there is no guarantee that EOIR will be awarded the follow-on contract.  It is also unclear what impact, if any, the sale of EOIR to the acquiror will have on EOIR’s ability to win the follow-on contract.

Although the U.S. Army has not announced the evaluation criteria for the replacement contract, there are several factors that are likely to be considered during the re-compete process, such as EOIR’s ability to do the work or find subcontractors that can do the work; EOIR’s competitive pricing; EOIR’s reputation, the Government’s prior experience with EOIR’s work; EOIR’s competition; changes in Government programs or requirements; budgetary priorities; changes in fiscal policies; curtailment of the Government’s use of technology solutions firms; new contract requirements; and the government’s need for a diverse contracting base.  If EOIR is not able to satisfy the Government’s requirements, it may not be awarded a new contract and Technest may not receive the contingent portion of the purchase price to be paid in the transaction.

The Stock Purchase Agreement limits Technest's ability to pursue alternatives to the sale.

The Stock Purchase Agreement contains provisions that make it more difficult for Technest to sell EOIR to a party other than the acquiror.  These provisions include the general prohibition on Technest soliciting any acquisition proposal or offer for a competing transaction, the requirement that Technest pay a termination fee of $1,450,000 if the Stock Purchase Agreement is terminated in specified circumstances and the requirement that Technest’s board of directors not withdraw or change its recommendation to the stockholders, except in certain specified circumstances.

These provisions might discourage a third party that might have an interest in acquiring EOIR from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share market price than the current proposed sale consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire EOIR than it might otherwise have proposed to pay. The payment of the termination fee could also have an adverse effect on Technest's financial condition.

Certain directors and executive officers of Technest have interests in the sale that may be different from, or in addition to, the interests of Technest stockholders.

           Some directors and executive officers of Technest have interests in the sale that may be different from, or in addition to, the interests of Technest stockholders. These interests include, among other things, payments in connection with employment agreements and the right to continued indemnification and insurance coverage by the Company for acts or omissions occurring prior to the sale. As a result of these interests, these directors and officers could be more likely to recommend a vote in favor of approval of the sale than if they did not hold these interests, and may have reasons for doing so that are not the same as the interests of other Technest stockholders.

Failure to complete the sale could negatively impact Technest's stock price and future business and operations.

If the sale is not completed for any reason, Technest may be subject to a number of material risks, including the following:

•	Technest may be required to pay the acquiror a termination fee of up to $1,450,000;
•	the price of Technest common stock may decline to the extent that the current market price of Technest common stock reflects an assumption that the sale will be completed; and
•	Technest must pay its accrued costs related to the sale, such as legal and accounting fees, even if the sale is not completed.

Risks Related to EOIR Contracting with the United States Government

EOIR’s contract with the United States Army Night Vision and Electronic Sensors Directorate expires in January 2008. EOIR is in the “re-compete” process. If EOIR is not awarded a new contract, its revenues would decrease significantly and its financial condition, as well as ours, would be adversely affected.

EOIR has a contract with the United States Army Night Vision and Electronic Sensors Directorate that may provide for revenues of up to approximately $406 million (including revenue already recognized) depending upon the U.S. Army's needs of which our subsidiary, EOIR, recognized in excess of approximately $68 million in revenues for the year ended June 30, 2007 .This contract expires in January 2008 (with deliveries under the contract allowed until January 2009); it was recently extended for six months - the original contract was to expire in July 2007. We anticipate that the U.S. Army will competitively award a replacement contract. We will expend substantial cost and managerial time and effort to prepare for the bid and proposal for this new contract. Although we believe that it is likely that EOIR will be awarded a new contract, if EOIR is not awarded a new contract, its revenues would significantly decrease and its financial condition as well as ours could be adversely affected.

Although the U.S. Army has not announced the evaluation criteria for the replacement contract, there are several factors that are likely to be considered during the re-compete process, such as EOIR’s ability to do the work or find subcontractors that can do the work; EOIR’s competitive pricing; EOIR’s reputation, the Government’s prior experience with EOIR’s work; EOIR’s competition; changes in Government programs or requirements; budgetary priorities; changes in fiscal policies; curtailment of the Government’s use of technology solutions firms; new contract requirements; and the government’s need for a diverse contracting base. If EOIR is not able to satisfy the Government’s requirements, EOIR may not be awarded a new contract.

EOIR’s largest customers are the DOD, Homeland Security, and various other INTEL whose operations are subject to unique political and budgetary constraints, involve competitive bidding, and EOIR’s contacts with these customers may be subject to cancellation with or without penalty, which may produce volatility in earnings and revenue.

EOIR’s largest customers are the DOD, Homeland Security, and various other INTEL. Due to political and budgetary processes and other scheduling delays that may frequently occur relating to the contract or bidding process, some government agency orders may be canceled or delayed, and the receipt of revenues or payments may be substantially delayed. This irregular and unpredictable revenue stream makes it difficult for our business to operate smoothly. Obtaining contracts from government agencies is challenging, and government contracts often include provisions that are not standard in private commercial transactions. For example, government contracts may:

•	include provisions that allow the government agency to terminate the contract without penalty under some circumstances;

•	be subject to purchasing decisions of agencies that are subject to political influence;

•	contain onerous procurement procedures; and

•	be subject to cancellation if government funding becomes unavailable.

In addition, federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. These audits may occur several years after completion of the audited work. An audit could result in a substantial adjustment to revenues because EOIR would not be reimbursed for any costs improperly allocated to a specific contract, and EOIR would be forced to refund any improper costs already reimbursed. If a government audit uncovers improper or illegal activities, EOIR may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, EOIR’s reputation could be harmed if allegations of impropriety were made against EOIR.

EOIR’s business could be adversely affected by changes in budgetary priorities of the Government.

Because EOIR derives a substantial majority of its revenue from contracts with the Government, we believe that the success and development of its business will continue to depend on its successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect its financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that its support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause actual results to differ materially from those anticipated. Among the factors that could seriously affect EOIR’s Government contracting business are:

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

EOIR’s Government contracts may be terminated by the Government at any time and may contain other provisions permitting the Government not to continue with contract performance. If lost contracts are not replaced, EOIR’s operating results may differ materially from those anticipated.

EOIR derives substantially all of its revenue from Government contracts that typically span one or more base years and one or more option years. The option periods typically cover more than half of the contract’s potential duration. Government agencies generally have the right not to exercise these option periods. In addition, EOIR’s contracts typically also contain provisions permitting a government client to terminate the contract for its convenience. A decision not to exercise option periods or to terminate contracts could result in significant revenue shortfalls from those anticipated.

EOIR’s Government contracts contain numerous provisions that are unfavorable to EOIR.

Government contracts, including EOIR’s, contain provisions and are subject to laws and regulations that give the Government rights and remedies, some of which are not typically found in commercial contracts, including allowing the Government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in systems and software developed by EOIR;

•	suspend or debar EOIR from doing business with the Government or with a Government agency, impose fines and penalties and subject EOIR to criminal prosecution; and

•	control or prohibit the export of data and technology.

If the Government terminates any of EOIR’s contracts for convenience, EOIR may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the Government terminates any of its contracts for default, EOIR may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the Government in procuring undelivered items and services from another source. Depending on the value of the particular contract, that type of termination could cause EOIR’s actual results to differ materially from those anticipated. EOIR’s Government contracts also contain organizational conflict of interest clauses that limit EOIR’s ability to compete for certain related follow-on contracts. For example, when EOIR works on the design of a particular system, EOIR may be precluded from competing for the contract to install that system. As EOIR grows its business, EOIR expects to experience organizational conflicts of interest more frequently. Depending upon the value of the matters affected by an organizational conflict of interest issue that precludes EOIR’s participation in a program or contract could cause its actual results to differ materially from those anticipated.

EOIR’s business may suffer if EOIR or its employees are unable to obtain the security clearances or other qualifications it or they need to perform services for its clients.

Many of EOIR’s Government contracts require EOIR to have security clearances and employ personnel with specified levels of education, work experience and security clearances. High-level security clearances can be difficult and time-consuming to obtain. If EOIR or its employees lose or are unable to obtain necessary security clearances, EOIR may not be able to win new business and its existing clients could terminate their contracts with EOIR or decide not to renew them. To the extent EOIR cannot obtain or maintain the required security clearances for its employees working on a particular contract, EOIR may not derive the revenue anticipated from the contract, which could cause its results to differ materially from those anticipated.

EOIR’s contracts and administrative processes and systems are subject to audits and cost adjustments by the Government, which could reduce EOIR’s revenue, disrupt its business or otherwise adversely affect its results of operations.

Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate Government contracts and Government contractors’ administrative processes and systems. These agencies review EOIR’s performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review EOIR’s compliance with regulations and policies and the adequacy of its internal control systems and policies, including purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, EOIR may be subjected to increased government oversight and approval that could delay or otherwise adversely affect its ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause actual results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, EOIR may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Government. In addition, EOIR could suffer serious reputational harm if allegations of impropriety were made against EOIR. Each of these results could cause actual results to differ materially from those anticipated.

Unfavorable government audit results could force EOIR to adjust previously reported operating results and could subject EOIR to a variety of penalties and sanctions.

The federal government audits and reviews EOIR’s performance on awards, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government vendors, EOIR’s awards are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies EOIR has acquired or may acquire or subcontractors EOIR has hired or may hire, could result in a substantial adjustment in EOIR’s operating results for the applicable period. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash EOIR has already collected may need to be refunded and its operating margins may be reduced. To date, EOIR has not experienced any significant adverse consequences as a result of government audits.

If a government audit uncovers improper or illegal activities, EOIR may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies.

Employee misconduct, including security breaches, could result in the loss of clients and EOIR’s suspension or disbarment from contracting with the Government.

EOIR may be unable to prevent its employees from engaging in misconduct, fraud or other improper activities that could adversely affect its business and reputation. Misconduct could include the failure to comply with procurement regulations, regulations regarding the protection of classified information and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems EOIR develops involve managing and protecting information involved in national security and other sensitive functions. A security breach in one of these systems could prevent EOIR from having access to such critically sensitive systems. Other examples of employee misconduct could include time card fraud and violations of the Anti-Kickback Act. The precautions EOIR takes to prevent and detect this activity may not be effective, and EOIR could face unknown risks or losses. As a result of employee misconduct, EOIR could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the Government, which could cause EOIR’s actual results to differ materially from those anticipated.

If EOIR’s subcontractors or vendors fail to perform their contractual obligations, EOIR’s performance as a prime contractor and its ability to obtain future business could be materially and adversely impacted and its actual results could differ materially from those anticipated.

EOIR’s performance of Government contracts may involve the issuance of subcontracts or purchase orders to other companies upon which EOIR relies to perform all or a portion of the work EOIR is obligated to deliver to its clients. A failure by one or more of is subcontractors or vendors to satisfactorily deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services may materially and adversely impact EOIR’s ability to perform its obligations as a prime contractor.

A performance deficiency by a subcontractor or a vendor could result in the Government terminating EOIR’s contract for default. A default termination could expose EOIR to liability for excess costs of re-procurement by the Government and have a material adverse effect on EOIR’s ability to compete for future contracts and task orders.

Depending upon the level of problem experienced, such problems with subcontractors could cause EOIR’s actual results to differ materially from those anticipated.

Some of  EOIR’s competitors are much larger than EOIR , have better name recognition and have far greater financial and other resources than EOIR . If we cannot effectively compete, our business may suffer and the price of our stock would decrease.

With the U.S. government's large appropriation of money for homeland security programs, many companies are competing for the same homeland security contracts and there can be no assurance that EOIR will effectively compete with large companies who have more resources and funds than we do. Several companies have been working on issues relevant to the safety of the American people for the past several years. Because of the services and additional human and financial resources that these larger companies can provide, they may be more attractive to the U.S. Government. Lockheed Martin and Northrop Grumman are providers of hardware engineering and systems engineering solutions. Computer Sciences Corporation and EDS provide computer and computer software solutions. Defense companies, such as General Dynamics, Boeing and Raytheon, are solutions providers that could easily expand their businesses into the homeland security business and are currently allocating resources to develop programs in this area.

Risks Related To “Controlled Companies”

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned more than 50% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

Moreover, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, which in turn could materially and adversely affect the market price of the common stock.

Minority shareholders of Technest will be unable to affect the outcome of stockholder voting as these investors or any other party retains a controlling interest.

Gino Pereira serves as a director and Chief Financial Officer of Technest and Markland. Conflicts of interest could arise as a result of these overlapping positions.

While Mr. Pereira’s is currently spending 90% of his time working for Technest, there can be no assurance competing demands on Mr. Pereira at a given time will not result in an allocation of time and resources unfavorable to us. Neither our organizational documents nor our policies specify a minimum standard of time and attention that our officers and directors are required to devote to us, and there can be no assurance that conflicts of interest will not arise.

Risks Related To Capital Structure

Shares eligible for future sale, if sold into the public market, may adversely affect the market price of our common stock.

Pursuant to the terms of the Merger Agreement and the Registration Rights Agreements executed on February 14, 2005 in connection with our acquisition of Genex, Technest was obligated to file a registration statement with the Securities and Exchange Commission; such registration statement went effective on February 7, 2007. In addition, we are obligated to register shares held by Markland or any of its transferees. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2003 to September, 2007, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Risks Relating to New Corporate Governance Standards

We expect our administrative costs and expenses resulting from certain regulations to increase, adversely affecting our financial condition and results of operations.

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

New corporate governance requirements have increased the role and responsibilities of directors and executive officers of public companies. These new requirements have made it more expensive for us to maintain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to maintain coverage. As a result, although we recently elected directors that satisfy the “independence” standards of NASDAQ, it may be more difficult for us to attract and retain other qualified individuals to serve as members of our board of directors.

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

Item 7.  Financial Statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Periods ended June 30, 2007 and June 30, 2006
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company’s board of Director’s approved a plan to divest the operations of its primary subsidiary, EOIR Technologies, Inc. (“EOIR”).  As a result, EOIR has been presented in these financial statements as a discontinued operation.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
October 1, 2007

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

Current Assets
Cash and cash equivalents	$111,688
Accounts receivables	675,953
Unbilled receivables	306,178
Inventory and work-in-process	11,253
Due from related parties, net	2,604
Prepaid expenses and other current assets	55,526
Assets related to discontinued operations	30,809,759
Total Current Assets	31,972,961

Property and Equipment – Net of accumulated depreciation $64,726	106,418

Other Assets
Deposits	28,525
Definitive-lived intangible assets – Net of accumulated amortization $771,259	959,851
Goodwill	4,876,038
Total Other Assets	5,864,414

Total Assets	$37,943,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$620,496
Accrued expenses and other current liabilities	796,136
Liabilities related to discontinued operations	20,419,257
Total Current Liabilities	21,835,889

Total Liabilities	21,835,889

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (concluded)

Commitments and Contingencies
Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at June 30, 2007)	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 632,185 issued and outstanding (preference in liquidation
of $1,375,002 at June 30, 2007)	632
Common stock - par value $.001 per share; 495,000,000 shares authorized;
16,878,451 shares issued and outstanding	16,877
Additional paid-in capital	36,115,030
Accumulated deficit	(20,024,635)
Total Stockholders’ Equity	16,107,904

Total Liabilities and Stockholders’ Equity	$37,943,793

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2007	2006

Revenues	$3,396,795	$3,542,393

Cost of Revenues	2,120,005	2,194,323

Gross Profit	1,276,790	1,348,070

Operating Expenses
Selling, general and administrative	3,600,562	2,850,678
Research and development	1,093	53,824
Amortization of intangible assets	324,741	324,841
Total Operating Expenses	3,926,396	3,229,343

Operating Loss from Continuing Operations	(2,649,606)	(1,881,273)

Other (Expense) Income, Net
Other income	2,951	16,947
Interest expense	(1,744,102)	(2,303,662)
Derivative income	-	25,046,489
Total Other (Expense) Income, Net	(1,741,151)	22,759,774

Net Income (Loss) from Continuing Operations	(4,390,757)	20,878,501

Net Loss from Discontinued Operations	(395,939)	(625,837)

Net Income (Loss) Applicable to Common Shareholders	$(4,786,696)	$20,252,664

Basic Income (Loss) Per Common Share
From continuing operations	$(0.27)	$1.37
From discontinued operations	(0.02)	(0.04)
Net Income (Loss) Per Share - Basic	$(0.29)	$1.33

Diluted Income (Loss) Per Common Share
From continuing operations	$(0.27)	$1.29
From discontinued operations	(0.02)	(0.04)
Net Income (Loss) Per Share - Diluted	$(0.29)	$1.25

Weighted Average Number of Common Shares Outstanding
Basic	16,536,917	15,228,294
Diluted	16,536,917	16,266,487

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

			Series A		Series B
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2005	14,302,193	$14,302	124	$-	517,243	$517

Conversion of Series A Convertible Preferred Stock into common stock	282,669	283	(60)	-	-	-
Conversion of Series C Convertible Preferred Stock into common stock	517,240	517	-	-	-	-
Common Stock issued in conjunction with warrant exercises	354,921	355	-	-	-	-
Common Stock issued in connection with liquidated damages associated with registration rights agreements	410,888	410	-	-	-	-
Exchange of Series B Convertible Preferred Stock for Markland Series D Preferred Stock	-	-	-	-	(517,243)	(517)
Amortization and forfeiture of stock based compensation	-	-	-	-	-	-
Stock based compensation related to restricted stock grants	-	-	-	-	-	-
Reclassification of derivative liability to equity	-	-	-	-	-	-
Net income	-	-	-	-	-	-
Balance - June 30, 2006	15,867,911	15,867	64	-	-	-

Stock issued in connection with penalties for failure to effect registration rights	850,761	850	-	-	-	-
Stock issued to note holders in connection with subordination of security interest for bank financing	99,779	100	-	-	-	-
Issuance and amortization of stock-based compensation related to restricted stock grants	60,000	60	-	-	-	-
Fair value of warrants issued in connection with bank financing	-	-	-	-	-	-
Fair value of warrants issued in connection with independent research report	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance - June 30, 2007	16,878,451	$16,877	64	$-	-	$-

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

Series C
	Convertible		Unearned
	Preferred stock		Compensation
	Shares	Amount	Amount

Balance - July 1, 2005	1,149,425	$1,149	$(1,541,490)

Conversion of Series A Convertible Preferred Stock
into common stock	-	-	-
Conversion of Series C Convertible Preferred Stock
into common stock	(517,240)	(517)	-
Common Stock issued in conjunction with
warrant exercises	-	-	-
Common Stock issued in connection with liquidated
damages associated with registration rights agreements	-	-	-
Exchange of Series B Convertible Preferred Stock for
Markland Series D Preferred Stock	-	-	-
Amortization and forfeiture of stock based compensation	-	-	1,541,490
Stock based compensation related to
restricted stock grants	-	-	-
Reclassification of derivative liability to equity	-	-	-
Net income	-	-	-
Balance - June 30, 2006	632,185	632	-

Stock issued in connection with penalties for failure
to effect registration rights	-	-	-
Stock issued to note holders in connection with
subordination of security interest for bank financing	-	-	-
Issuance and amortization of stock-based
compensation related to restricted stock grants	-	-	-
Fair value of warrants issued in connection with
bank financing	-	-	-
Fair value of warrants issued in connection with
independent research report	-	-	-
Net loss	-	-	-
Balance - June 30, 2007	632,185	$632	$-

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2005	$29,548,840	$(35,490,603)	$(7,467,285)

Conversion of Series A Convertible Preferred Stock
into common stock	(283)	-	-
Conversion of Series C Convertible Preferred Stock
into common stock	-	-	-
Common Stock issued in conjunction with
warrant exercises	(355)	-	-
Common Stock issued in connection with liquidated
damages associated with registration rights agreements	2,104,051	-	2,104,461
Exchange of Series B Convertible Preferred Stock for
Markland Series D Preferred Stock	517	-	-
Amortization and forfeiture of stock based compensation	(1,445,151)	-	96,339
Stock based compensation related to
restricted stock grants	279,428	-	279,428
Reclassification of derivative liability to equity	1,917,127	-	1,917,127
Net income	-	20,252,664	20,252,664
Balance - June 30, 2006	32,404,174	(15,237,939)	17,182,734

Stock issued in connection with penalties for failure
to effect registration rights	1,725,576	-	1,726,426
Stock issued to note holders in connection with
subordination of security interest for bank financing	344,138	-	344,238
Issuance and amortization of stock-based
compensation related to restricted stock grants	1,170,372	-	1,170,432
Fair value of warrants issued in connection with
bank financing	217,732	-	217,732
Fair value of warrants issued in connection with
independent research report	253,038	-	253,038
Net loss	-	(4,786,696)	(4,786,696)
Balance - June 30, 2007	$36,115,030	$(20,024,635)	$16,107,904

See notes to consolidated financial statements.
(Reflects reverse stock split of 1 for 211.18 on July 19, 2005)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006
Cash Flows From Operating Activities:

Net income (loss)	$(4,786,696)	$20,252,664

Adjustment to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Derivative income	-	(25,046,489)
Depreciation and amortization of property and equipment	427,673	385,032
Amortization of intangible assets	1,586,046	1,747,347
Common stock issued in settlement of liquidated damages	1,726,426	2,104,461
Non-cash interest expense	1,127,792	293,592
Stock-based compensation to employees and directors	1,170,432	375,767
Fair value of warrants issued to a consultant	253,038	-
Changes in operating assets and liabilities:
Accounts receivable	(5,005)	(1,778,017)
Unbilled receivables	538,563	(2,054,121)
Inventory and work in process	8,982	281,211
Deposits and prepaid expenses and other current assets	(39,426)	(83,824)
Restricted cash	250,000	-
Accounts payable	(4,973,676)	2,795,528
Accrued expenses and other current liabilities	(1,063,762)	3,183,845
Due to related parties	(305,746)	(1,553,960)
Net Cash Provided by (Used In) Operating Activities	(4,085,359)	903,036

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	-	29,956
Purchase of property and equipment	(39,609)	(324,499)
Net Cash Used In Investing Activities	(39,609)	(294,543)

Cash Flows From Financing Activities:
Proceeds from term loan	3,000,000	-
Proceeds from revolving line of credit, net	4,562,809	-
Proceeds from note payable – Shelter Island	1,500,000	-
Payment of debt issuance costs	(492,953)	-
Payment of loan guarantee fee to Markland	(580,372)	-
Repayment of term loan	(833,333)	-
Payments of notes payable and long-term debt	(5,253,166)	(2,858,891)
Net Cash Provided by (Used In) Financing Activities	1,902,985	(2,858,891)

Net Decrease In Cash	(2,221,983)	(2,250,398)

Cash and Cash Equivalents - Beginning of Period- including $2,859,055 and $5,558,644, respectively, of cash related to discontinued operations	3,362,210	5,612,608
Cash and Cash Equivalents - End of Period- including $1,028,539 and $2,859,055, respectively, of cash related to discontinued operations	$1,140,227	$3,362,210

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$691,438	$576,620
Taxes	-	-

Non-cash investing and financing activities:
Fair value of common stock and warrants issued as
deferred financing costs	$561,970	$-
Reclassification of derivative liability to equity	$-	$1,917,127
Inventory transferred to Markland	$-	$105,218

See notes to consolidated financial statements

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

1.  NATURE OF OPERATIONS

Business

Technest Holdings, Inc. and its subsidiaries (“Technest” or “the Company”) are engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily in the security and healthcare industries. Historically, the Company’s largest customers have been the Department of Defense and the National Institute of Health.

Proposed Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest and its wholly owned subsidiary, E-OIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest will sell EOIR to LLC (see Note 15).  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC will be structured as a stock sale in which LLC will acquire all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which will be paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate.

EOIR is presented as a discontinued operation in the consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 3).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of  Presentation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc.  All significant inter-company balances and transactions have been eliminated in consolidation.

In May 2007, the Company’s Board of Directors approved a plan to divest the operations of its subsidiary, EOIR Technologies, Inc.  In accordance with SFAS No. 144, the assets, liabilities and results of operations of this consolidated subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 3).

Reclassification

Certain amounts in the 2006 financial statements have been reclassified to conform with 2007 presentations (see Note 3).

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, carrying value of goodwill and long-lived assets, useful lives of intangible assets, fair value of assets and liabilities presented as discontinued operation, the amount due to contracting government agencies as a result of their audits, the realizability of deferred tax assets and the fair value of derivative liability and equity instruments issued.

Concentrations and Risks

Technest has cash balances in banks in excess of the maximum amount insured by the FDIC as of June 30, 2007.

Substantially all of Technest’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.

Technest is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of June 30, 2007.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2007. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years

Property and equipment consisted of the following at June 30, 2007:

Software	$35,194
Computer equipment	24,665
Furniture and fixtures	111,285
171,144
Less accumulated depreciation	(64,726)
$106,418

Depreciation expense from continuing operations for the years ended June 30, 2007 and 2006 was $40,590 and $20,726, respectively.

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

Fair Value of Financial Instruments

The financial statements include various estimated fair value information, as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets.

The fair value of cash, accounts receivable, accounts payable and the revolving line of credit approximate their recorded amounts because of their relatively short settlement terms.

Operating Segments

The Company operates in one Operating Segment as defined in paragraph 10 of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. This is the business of research and development, design and fabrication of 3D imaging and of intelligent surveillance products.

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

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company allocates current and deferred taxes to its subsidiaries as if each were a separate tax payer.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the year ended June 30, 2007 because their inclusion would have had the effect of decreasing the loss per share otherwise computed (see Note 9).

The following table sets forth the computation of the weighted-average number of shares used in calculating basic and diluted net income per share in the year ended June 30, 2006:

2006
Weighted-average shares outstanding for basic net income per share	15,228,294
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	632,178
Warrants to purchase common stock	99,968
Total shares for diluted net income per share	16,266,487

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting unit is its operating segment since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No indicators of impairment were identified in years ended June 30, 2007 and 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in years ended June 30, 2007 and 2006.

Derivative Instruments

Technest generally does not use derivative instruments to hedge exposures to cash-flow or market risks. However, certain warrants to purchase common stock that are indexed to the Company's common stock are classified as liabilities when the Company is not permitted to settle the instruments in unregistered shares. In such instances, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, net-cash settlement is assumed for financial reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at relative fair value with subsequent changes in fair value charged (credited) to operations in each reporting period. If the Company subsequently achieves the ability to settle the instruments in unregistered shares, the instruments are reclassified to equity at their fair value.

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

SFAS No. 123(R) permits public companies to adopt one of two transition methods: a “modified prospective” approach or a “modified retrospective” approach. Under the modified prospective approach, compensation cost is recognized beginning with the effective date of SFAS 123(R) for all share-based payments granted after the effective date of SFAS No. 123(R) and for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The Company adopted the modified prospective approach.

Had the Company followed the fair value method in accounting for its stock-based employee compensation it would have had the following effect on the net income for the year ended June 30, 2006.

June 30, 2006
Net income, as reported	$20,252,664
Add: stock-based employee compensation under intrinsic value method included in net income	96,339
Deduct: stock-based employee compensation under fair value method	(118,232)
Pro forma net income applicable to common stockholders	$20,230,771
Basic income applicable to common stockholders per common share	$1.33
Diluted income applicable to common stockholders per common share	$1.25
Pro forma basic income applicable to common stockholders per common share	$1.33
Pro forma diluted income applicable to common stockholders per common share	$1.24

The assumptions used and weighted average information for the years ended June 30, 2007 and 2006 were as follows:

	2007	2006
Exercise price	$2.97	$0.06
Expected dividend yield	0%	0%
Expected lives (in years)	5.5	9
Volatility	110%	69%
Risk-free interest rate	4.78%	3.53%

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 considers the effects of prior year misstatements when quantifying misstatements in current year financial statements. It is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

On December 15, 2006 the Securities and Exchange Commission announced that it is has modified reporting requirements for smaller public companies under Section 404 of the Sarbanes-Oxley Act (SOX 404) of 2002. The Commission granted relief to smaller public companies by extending the date by which non-accelerated filers must start providing a report by management assessing the effectiveness of the company's internal control over financial reporting. The compliance date for these companies was moved from fiscal years ending on or after July 15, 2007, to fiscal years ending on or after December 15, 2007. The Commission also extended the date by which non-accelerated filers must begin to comply with the Section 404(b) requirement to provide an auditor's attestation report on internal control over financial reporting in their annual reports. This deadline was moved to the first annual report for a fiscal year ending on or after December 15, 2008. The extension requires all non-accelerated filers to complete only management's portion of the internal control requirements in their first year of compliance with SOX 404. This modification is intended to provide cost savings and efficiency opportunities to smaller public companies and to assist them as they prepare to comply fully with SOX 404 reporting requirements. The extension will provide these issuers and their auditors an additional year to consider, and adapt to, the changes in Auditing Standard No. 5 that the Public Company Accounting Oversight Board has issued, as well as the guidance for management the Commission has issued, to improve the efficiency of the Section 404(b) auditor attestation report process.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB Statement No. 115 (“SFAS 159”). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and to recognize the resulting gains and losses in the results of operations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on the Company’s consolidated financial statements, if any.

3.  DISCONTINUED OPERATIONS

In May 2007, in order to realize the value of E-OIR Technologies, Inc. for the benefit of shareholders, the Company’s Board of Directors approved a plan to divest the operations of EOIR.  On September 10, 2007, Technest Holdings, Inc. and its wholly owned subsidiary, E-OIR Technologies, Inc. entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.   The Company expects the sale of EOIR to close by December 31, 2007.

The sale of EOIR to LLC will be structured as a stock sale in which LLC will acquire all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which will be paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate.  The Company expects a decision on this re-award within fiscal 2008.

In accordance with SFAS No. 144, paragraph 30, the Company determined that in May 2007, EOIR represented a disposal group that should be presented in the financial statements as held for sale.  As a result, the assets and liabilities of EOIR have been presented separately as a discontinued operation in the consolidated Balance Sheet at June 30, 2007.  The net assets of EOIR have been measured at the lower of their carrying amount or fair value less costs to sell.  As of June 30, 2007, there was no write-down of EOIR’s carrying value.  EOIR’s goodwill has been accounted for under SFAS No. 142 (see Note 2).

The major classes of assets and liabilities associated with discontinued operations were:

June 30, 2007

Assets related to discontinued operations:
Cash	$1,028,539
Accounts receivable	8,703,931
Unbilled receivable	1,209,380
Prepaid expenses and other current assets	134,765
Total current assets	11,076,615

Property and equipment, net	277,802
Deposits	50,212
Deferred financing costs	1,238,985
Definitive lived intangible assets, net	9,006,632
Goodwill	9,159,513
Total non-current assets	19,733,144

Total assets related to discontinued operations	$30,809,759

Liabilities related to discontinued operations:
Accounts payable	$7,651,265
Due to related party	292,640
Accrued expenses and other current liabilities	2,989,037
Current portion of long term debt	9,486,315
Total current liabilities	20,419,257

Total liabilities related to discontinued operations	$20,419,257

All of the assets and liabilities of EOIR have been classified in the Balance Sheet as current since the proposed sale is expected to close and proceeds received within one year.

For the years ended June 30, 2007 and 2006, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	June 30, 2007	June 30, 2006

Revenues from discontinued operations	$68,349,121	$77,533,227
Net (loss) from discontinued operations	$(395,939)	$(625,837)

After the closing of the EOIR sale, the Company does not expect any additional cash flows related to EOIR.  Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $726,000 and $300,000 in the years ended June 30, 2007 and 2006, respectively, have been included in the net loss from discontinued operations.

The following information relates to specific assets and liabilities included in the disposal group.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of the following at June 30, 2006:

	Amount	Useful life (years)
Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,944	10
	13,306,944
Accumulated amortization	(4,300,312)
Net definite-lived intangible asset	$9,006,632

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

Amortization expense, included in net loss from discontinued operations, was $1,261,305 and $1,461,306 for the years ended June 30, 2007 and 2006, respectively.

In May 2007, the Company ceased amortizing the definite-lived intangible assets and other long-lived assets.

Long-Term Debt and Revolving Line of Credit

It is a condition of the covenants of the EOIR Stock Purchase Agreement that the following loans be paid in full upon the sale of EOIR.  The following loans have therefore been included as current liabilities related to discontinued operations.   The related interest expense has been included in the net loss from discontinued operations.

Note payable – Shelter Island

On June 1, 2007, Technest Holdings, Inc. (the “Company”) closed on a financing pursuant to a Securities Purchase Agreement dated May 31, 2007 with Shelter Island Opportunity Fund, LLP (“Shelter Island”). Pursuant to the Securities Purchase Agreement, the Company issued to Shelter Island a Secured Original Issue Discount Debenture bearing interest at the rate of 11.25% (or Prime plus 3%) with an aggregate principal amount of $1,650,000 (the “Debenture”) for a subscription amount of $1,500,000. The Debenture is due on May 31, 2010, unless otherwise accelerated by its terms.  The outstanding principal amount and all accrued interest thereon will be payable in 33 equal monthly installments commencing on August 31, 2007. On the maturity date of the Debenture, the Company also agreed to pay, as a termination fee (and not as a penalty), an amount equal to the product of (i) $45,000 and (ii) the number of months that have elapsed between May 31, 2007 and the date such payment is made by the Company to Shelter Island.

The Debenture is secured by (i) the assets of the Company, including its securities in its wholly-owned subsidiaries, (ii) all rights of Markland Technologies, Inc. (“Markland”) in and to the License Agreement dated March 31, 2006 between the Company and Markland, and (iii) the assets of the Company’s wholly-owned subsidiary, Genex Technologies Inc. (“Genex”).  Other than the security interest from Markland, Shelter Island’s security interests are subordinated to the interests of Silicon Valley Bank pursuant to a Subordination Agreement entered into between Shelter Island and Silicon Valley Bank. The Company’s wholly-owned subsidiaries, Genex and EOIR, guaranteed the Debenture.

At June 30, 2007, the face value of the notes and unamortized discount was $1,650,000 and $145,833, respectively. During the year ended June 30, 2007, the Company amortized $4,167 to non-cash interest expense. As the Securities Purchase Agreement was closed on June 1, 2007, there was no material interest expense for the year ended June 30, 2007.

Bank loan

On August 10, 2006, Technest, EOIR and Genex closed on a financing (the “Financing”) under two Loan and Security Agreements with Silicon Valley Bank (the “Bank”). One Credit Agreement provides for a term loan facility under which the Company may borrow term loans with an initial minimum loan of $3,000,000 (the “Term Loan”). The other Credit Agreement provides for a one year revolving line of credit for up to $8,750,000 (the “Revolver”), provided that the Company’s borrowing under the Revolver is limited to 80% of Eligible Accounts Receivable, as defined. In addition, the maximum amount outstanding under both Credit Agreements at any time may not exceed $10,000,000. Both the Term Loan Facility and the Revolver are secured by all of the Company’s assets and the assets of its subsidiaries, including all intellectual property.  The Company also entered into a Registration Rights Agreement with the Bank pursuant to which we granted “piggy-back” and S-3 registration rights for the shares of Technest common stock underlying the warrant. The Registration Rights Agreement does not include any liquidated damage provisions.

As consideration for the subordination of the security interest to the Bank and in connection with the closing of the Financing on August 10, 2006, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $344,238, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares. The shares vest 18 months from the date of grant.  The value of these shares was recorded as deferred financing costs and is classified as assets related to discontinued operations due to the repayment of the financing upon the sale of EOIR.

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan facility and borrowed approximately $4,445,000 under the Revolver. At June 30, 2007, the outstanding balance was $2,166,667 on the Term Loan and $4,562,809 on the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. Each loan under the Term Loan is repayable in 36 equal monthly principal installments (currently $83,333) plus accrued interest.

The Bank’s prime rate as of June 30, 2007 was 8.25%.  Interest expense on these loans for the years ended June 30, 2007 and 2006, was $614,505 and $5,527, respectively.

The Revolver bears interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but the Company must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, the Company pays a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

As of June 30, 2007, the Company had the following covenants with the Bank.

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

In September 2007, the Company extended the term of the Revolver to February 28, 2008.

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under certain Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Unconditional Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this Unconditional Guarantee and Stock Pledge Agreement, Technest paid Markland $580,372. This amount has been recorded as a debt issuance cost and will be amortized over the life of the Term Loan of 36 months. The Company incurred additional debt issuance costs of approximately $141,667.

A summary of the deferred financing costs as of June 30, 2007 is as follows:

Payment to Markland for Unconditional Guaranty	$580,372
Fair value of warrants granted to Silicon Valley Bank (see Note 8)	217,732
Fair value of common stock issued to EOIR note holders in connection with subordination (see Note 7)	344,238
Other deferred financing costs paid	492,953
Gross deferred financing costs	1,635,295
Accumulated amortization	(396,310)
Net deferred financing costs	$1,238,985

In the year ended June 30, 2007, amortization of deferred financing costs amounted to $412,935.

EOIR Seller Notes Payable

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

The Company used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, the remain outstanding notes had a total principal balance of $1,655,885. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

At June 30, 2007, the face value of the EOIR Seller Notes and unamortized discount was $1,406,132 and $153,458, respectively. During the year ended June 30, 2007, the Company amortized $727,315 to non-cash interest expense. Interest expense related to the EOIR Seller Notes for the years ended June 30, 2007 and 2006, was $134,364 and $533,205, respectively.

4.  ACQUISITION

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Markland’s ownership of Technest increased, at the time of the transaction, from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all convertible securities and the exercise of all warrants to purchase Technest common stock). Accordingly, this reorganization did not result in a change of control of EOIR and Technest did not need stockholder consent in order to complete this reorganization.  Since this is a transaction between entities under common control, in accordance with SFAS No. 141, “Business Combinations”, Appendix D, the Company recorded the net assets of EOIR at their carrying value on the date Technest came into Markland’s control group, February 14, 2005 and the Company restated its financial statements to include EOIR from this date. Markland acquired EOIR on June 29, 2004.  EOIR generated approximately 97% of Markland’s revenue for its fiscal year ended June 30, 2005.

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30, 2007:

	Amount	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	161,110	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(771,259)
Net definite-lived intangible asset	$959,851

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

Amortization expense was $324,741 and $324,831 for the years ended June 30, 2007 and 2006, respectively. Future amortization expense related to the definite-lived intangible asset over the next five years is $324,741 for each of the years ended June 30, 2008 and 2009, $206,991 for the year ended June 30, 2010 and $10,741 for each of the years ended June 30, 2011 and 2012.

6.  DERIVATIVE LIABILITY

On February 14, 2005, in conjunction with the issuance of Technest’s Series B and C Convertible Preferred Stock, the Company issued warrants to purchase 1,149,425 shares of common stock at $6.50 per share. The shares issuable upon exercise of these warrants are covered by a Registration Rights Agreement which requires the Company to pay certain liquidated damages in the event that the Company does not have an effective registration statement. Due to the significance of the liquidated damages potentially due under the Registration Rights Agreement, in accordance with EITF Issue No. 00-19, the Company must conclude that settling the warrants in unregistered shares was “uneconomic”. Since it is not within the Company’s control to settle the warrants in registered shares, the Company is required to assume that the warrants will be net-cash settled. As a result, under EITF No. 00-19, the warrants did not meet the definition of equity instruments.

Upon issuance, the relative fair value of the warrants, net of issuance costs, $1,059,000, was recorded as a derivative liability. The warrants were marked-to-market each period with changes in the fair value being charged (credited) to the statement of operations.  As a result, in the year ended June 30, 2006, changes in the fair value of the warrant liability recorded as derivative income in the consolidated statement of operations was $25,046,489.

On September 30, 2005, the Company amended the terms of the Registration Rights Agreement such that any liquidated damages would only be payable in common stock. As a result of this amendment, the Company was able to conclude that the settlement of the warrants in unregistered shares was no longer uneconomic. Therefore, on September 30, 2005, the fair value of the warrants on that date, $1,917,127, was reclassified from derivative liabilities to additional paid-in capital.

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

At June 30, 2007 and 2006, there were 64.631 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

The Series B Preferred Stock is convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock has a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issuable upon conversion of each share of Series B preferred stock will be equal to approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock have a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, do not accrue dividends and are not redeemable. The Series B Preferred Stock ranks pari passu with the Company's Series A and C Preferred Stock.

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is currently $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock ranks pari passu with the Company's Series A and B Preferred Stock.

Technest entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of (a) all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter. On September 30, 2005, the Company amended the terms of this Registration Rights Agreement so that liquidated damages could only be paid for in the Company’s common stock at a rate of 4% of the initial subscription amount for any month (see Note 6).

In the year ended June 30, 2006, Markland entered into a definitive exchange agreement with the Deer Creek Fund LLC, pursuant to which Markland exchanged 2,250 shares of Markland Series D Preferred Stock for 517,243 shares of Technest Series B Convertible Preferred Stock. Subsequently, the Technest Series B Convertible Preferred Stock held by Markland was cancelled.

In the year ended June 30, 2006, 517,240 shares of Technest Series C Preferred Stock were converted to 517,240 shares of common stock.

At June 30, 2007, the Company had -0- shares of Series B Preferred Stock and 632,185 shares of Series C Preferred Stock issued and outstanding.

In conjunction with its Series B and C Convertible Preferred Stock financing, the Company has obligations under registration rights agreements. In the year ended June 30, 2006, the Company incurred liquidated damages of $2,329,466 which was charged to non-cash interest expense related to the Company's failure to have an effective registration statement. The Company settled $2,104,461 of this obligation through the issuance of 410,888 shares of Technest common stock and there is $195,000 included in accrued expenses and other current liabilities at June 30, 2006.

In the year ended June 30, 2007, the Company incurred liquidated damages related to these registration rights of $1,726,426 which was charged to non-cash interest expense and settled by the issuance of 850,761 shares of Technest common stock. On February 7, 2007, the required registration statement became effective and, as a result, the Company does not expect to incur any additional liquidated damages.

Common Stock Issuances

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., Technest purchased all of the outstanding stock of EOIR, formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, Technest issued 12 million shares of its common stock to Markland. Since this was a transaction between entities under common control, the Company has reported this stock issuance as though the transfer of EOIR occurred at the date Technest became part of Markland’s control group, February 14, 2005.

During the year ended June 30, 2007, the Company issued the following amounts of common stock:

•
850,761 shares of Technest common stock with a fair value of $1,726,426 in settlement of liquidated damages for failure to have an effective registration statement which has been recorded as non-cash interest expense.

•
99,779 shares of Technest common stock with a fair value of $344,238 to certain employees of EOIR that hold the remaining outstanding seller notes in consideration for subordination of their security interest in the assets of the Company to Silicon Valley Bank in connection with the bank financing (see Note 3). This issuance includes 23,913 shares of common stock issued to the Company’s Chairman and Chief Executive Officer, Dr. Joseph Mackin.

•
60,000 shares of Technest common stock between Darlene Deptula-Hicks, Robert Doto and David Gust, our non-employee directors, as compensation for their election and service on the Company’s board of directors beginning in March 2006. These shares are subject to forfeiture in the event that the grantee is not providing services to Technest as a director on April 1, 2007. The fair value of these shares was $306,000 and was recognized as expense over the requisite service period.

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

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	632,185
Total common stock reserves	1,587,518

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

8.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

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

No options were granted pursuant to the Plan during the years ended June 30, 2007 and 2006 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2005	885,875	$8.12
Exercised	(507,773)	(6.50)
Expired	(3,816)	3,259.17
Balance, June 30, 2006	374,286	6.50
Issued	275,000	2.97
Balance, June 30, 2007	649,286	$5.00

The weighted average fair value per share of the warrants issued in the year ended June 30, 2007 is $1.83.

The following table summarizes the Company's warrants outstanding at June 30, 2007:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			3.4 years

As of June 30, 2007 all warrants are exercisable.

As consideration for the Credit Agreements and in connection with the closing of the Financing (see Note 3), the Company issued Silicon Valley Bank a warrant to purchase 75,000 shares of Technest common stock at an exercise price of $5.85 per share with a term of 7 years. The warrant expires August 3, 2013.

On July 17, 2006, the Company entered into an agreement with Crystal Research Associates to have an Executive Informational Overview independently written about the Company. As part of the consideration, the Company issued Crystal Research a fully vested warrant to purchase 200,000 shares of Technest common stock at an exercise price of 110% of the closing price of the Company’s stock on July 17, 2006 or $1.89 with a term of 5 years. The fair value of this warrant was $253,038 and is included in selling, general and administrative expense and additional paid-in capital for the year ended June 30, 2007.

The fair value of these warrants was estimated using the Black-Scholes model and the assumptions described in Note 2.

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

Technest has broad discretion in making grants under the Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award. Pursuant to the Stockholder Agreement with Markland (see Note 10), (i) awards relating to no more than 500,000 shares may be granted in calendar year 2006 (the “2006 Awards”), (ii) the 2006 Awards shall vest no earlier than twelve (12) months following the date of grant of such awards, and (iii) awards granted on or after January 1, 2007 shall vest no more frequently than in four equal quarterly installments.

Summary information with respect to the Plan is as follows:

	Number of Shares
	Issued	Granted but not issued	Total
Balance, June 30, 2006	--	443,579	443,579
Issued	159,779	(159,779)	--
Granted but not issued	--	--	--
Forfeited	--	(25,000)	(25,000)

Balance, June 30, 2007	159,779	258,800	418,579

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the year then ended is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2006	426,779	$4.71
Granted	--	--
Vested	(140,666)	$5.10
Forfeited	(25,000)	$5.10
Nonvested at June 30, 2007	261,113	$4.47

In the year ended June 30, 2006, in conjunction with employment agreements, five executives of Technest were granted 267,000 shares of the Company’s common stock. These shares are restricted and vest 33.33% on each of April 1, July 1 and October 1, 2007. The fair value of these shares, $1,361,700, is being recorded as stock-based compensation in selling, general and administrative expenses on a straight line basis over the vesting period.  During the year ended June 30, 2007, an employee ceased employment with the Company and forfeited 25,000 shares of restricted stock.  Stock-based compensation related to these restricted stock grants, net of forfeitures, amounts to $800,561 and $257,619 for the years ended June 30, 2007 and 2006, respectively.

In the year ended June 30, 2006, the Company granted 100 shares of restricted common stock to each of its employees. As a result, the Company is obligated to issue 16,800 shares of its common stock. These shares vest on May 7, 2007. The fair value of these shares, $85,680, was recorded as stock-based compensation in selling, general and administrative expenses on a straight line basis over the vesting period. In the years ended June 30, 2007 and 2006, the Company recorded stock-based compensation of $63,871 and $21,809, respectively, related to these restricted stock grants.

In the year ended June 30, 2007, 60,000 shares of common stock with a fair value of $306,000 were granted to the non-employee directors serving on the Company’s Board of Directors.

Total stock-based compensation related to shares that vested in the year ended June 30, 2007 was $1,170,432.  As of June 30, 2007, there was unrecognized compensation costs related to nonvested restricted stock of $200,141 which will be recognized through October 2007.

As of June 30, 2007, the Company has 581,421 shares available for future grant under the Plan.

Markland Stock Options

In the year ended June 30, 2006, the Company recorded stock-based compensation of $96,339 related to certain Markland options previously granted to employees of the Company.  At December 31, 2005, all these options were cancelled.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the year ended June 30, 2007, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of June 30, 2007	1,587,518

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2009. The monthly rental amount for this facility is approximately $4,500. In May 2007 this facility was vacated and subleased.

Technest currently also leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $14,263, increasing annually by 3%. Technest’s wholly owned subsidiary, Genex Technologies, Inc. had moved into this space on April 1, 2006. Genex had leased offices with approximately 6,831 square feet in Kensington, Maryland, pursuant to a five-year lease which expired on January 31, 2006, which we had been extending on a monthly basis. Monthly lease amounts for this facility totaled approximately $10,100.

Rent expense for continuing operations in the years ended June 30, 2007 and 2006 was $224,165 and $138,010, respectively.

The future minimum rental payments required under operating leases that have non-cancellable or original lease terms in excess of one year as of June 30, 2007 as are follows:

June 30,
2008	$231,661
2009	236,989
2010	215,450
2011	144,473
2012	--
Total	$828,573

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

Since the acquisition of Genex, the management of Technest has terminated the Genex employees responsible for this function and rapidly installed appropriate internal controls and oversight over Genex’s accounting system to ensure that they comply with applicable laws and regulations and are adequate and operating effectively. The DCAA has since re-audited the Genex financial systems and has communicated to Genex that the revised procedures are satisfactory. Genex will be allowed to complete certain previous contacts awarded by the Department of Defense but may be required to refund amounts over-billed to its customers.

In the quarter ended December 31, 2006, the Government completed its audit and concluded that $194,221 is due to be refunded to the Government. This amount was paid in May 2007.

The Company's billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.

Lien on Assets

Silicon Valley Bank (see Note 3) has a primary lien on all the assets of Technest and its subsidiaries. The balance outstanding to Silicon Valley Bank as of June 30, 2007 was $6,729,476.

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

•
eligibility to receive equity awards as determined by the board of directors or a committee of the board of directors composed in compliance with the corporate governance standards of any applicable listing exchange, with an initial award of 120,000 shares for Dr. Mackin and 72,000 shares for Mr. Pereira, which shall be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and shall vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007. At June 30, 2007, no shares had been issued to either Dr. Mackin or Mr. Pereira.

Both Dr. Mackin and Mr. Pereira will be eligible to receive a bonus of up to 300% of his annual base salary. If Technest meets the goals of the board of directors in annual gross profit, the executive shall be entitled to a bonus equal to fifty percent of his annual salary.  In the event that Technest exceeds the goals of the board of directors in annual gross profit, the executive shall be entitled to an additional amount equal to five percent of the gross profit in excess of the goals of the board of directors up to the maximum allowable cash bonus. At June 30, 2007, the Company has accrued bonuses of $173,000 related to Dr. Mackin and Mr. Pereira.

The employment agreements provide that in the event that the executive's employment with Technest is terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by the executive for "Good Reason" (as that term is defined in Section 8(c) of the agreement), Technest will continue to pay the executive’s cash salary and provide health insurance through the expiration of his agreement, and in Dr. Mackin’s case, Technest will cause its wholly owned subsidiary, EOIR Technologies, Inc., to prepay the outstanding principal on the promissory note issued to Dr. Mackin in connection with the acquisition of EOIR by Markland on June 30, 2004. As of June 30, 2007, the outstanding principal amount on Dr. Mackin’s note is $608,957. In the event that the executive’s employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or health insurance or acceleration of debt payment.

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

On August 31, 2007, certain provisions of the Stockholder Agreement and the entire License Agreement were terminated (see Note 15).

11.  INCOME TAXES

There was no provision for federal income taxes for the years ended June 30, 2007 and June 30, 2006 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

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

At June 30, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,000,000, including those related to EOIR, which will expire in various amounts through 2026.

A reconciliation of the provision (benefit) for income taxes to taxes at the federal statutory rate is as follows:

	2007	2006
Tax provision (benefit) at statutory rate	$(1,695,000)	$6,886,000
Permanent differences due to :
Derivative (income) loss	--	(8,516,000)
Losses providing no tax benefit	1,695,000	1,597,000
Other	--	33,000
	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2007 and June 30, 2006 are as follows:

	2007	2006
Net operating loss carryforward	$4,420,000	$4,200,000
Stock-based compensation	535,000	--
Non-deductible EOIR intangibles	(464,000)	(702,000)
Property and equipment	117,000	46,000
Valuation allowance	(4,608,000)	(3,544,000)
Net deferred tax assets	$-	$-

For financial reporting purposes, the Company has recorded a valuation allowance against deferred tax assets as management has determined that it is not more likely than not that the deferred tax assets for which the allowance has been established will materialize. In the years ended June 30, 2007 and 2006, the valuation allowance increased by $1,064,000 and $44,000 respectively.  If the proposed sale of EOIR closes, the Company will not recognize the net operating losses or deferred tax assets related to EOIR.

12.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2007, Markland invoiced EOIR $1,497,436 for administrative support services, engineering services and product manufacturing rendered by Markland. During the year ended June 30, 2007, EOIR paid Markland $1,385,792 in conjunction with the intercompany transactions described above. During the year ended June 30, 2006 the Company recorded as selling, general and administrative expense a management fee of $1,000,000 to Markland for administrative support services, engineering services and services rendered by executive officers of Markland who also functioned as executive officers of the Company (see Note 10). During the year ended June 30, 2006, EOIR made payments to Markland of approximately $2,350,000 in conjunction with the intercompany transactions described above.

At June 30, 2007, Technest has an amount due from Markland of $2,604.  Included in the liabilities related to discontinued operations is $292,640 due to Markland.

As consideration for the subordination of the security interest to the Bank and in connection with the closing of the Financing on August 10, 2006, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $344,238, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares. These were recorded as deferred financing costs and are classified as assets related to discontinued operations due to the repayment of the financing upon the sale of EOIR (see Note 3).

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this guarantee and stock pledge, Technest paid Markland $580,372. This was recorded as a deferred financing cost and is classified as assets related to discontinued operations due to the repayment of the Financing upon the sale of EOIR (see Note 3 and 15).

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

Technest has adopted a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. The Company contributes 6%, excluding bonuses on an annual basis, to those who have been employed by Technest for more than one year and remain employed on the last day of the fiscal year.

Contributions and other costs of these plans in the year ended June 30, 2007 and 2006 were $113,840 and $61,051, respectively.

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

As of September 21, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for July 10, 2007, which had to be unexpectedly rescheduled.  Technest has not been notified of a new trial date.

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

On March 21, 2007, EOIR and the Williams entered into a settlement agreement pursuant to which EOIR agreed to pay to the Williams $100,000 in 10 monthly installments of $10,000 each beginning on April 1, 2007 in exchange for the Williams to dismiss, with prejudice, their request for attorney’s fees against EOIR on Counts I and II of their motion for judgment and Count III as it pertained to EOIR.  The remaining balance of $60,000 is included in liabilities related to discontinued operations at June 30, 2007.

15.  SUBSEQUENT EVENTS

Proposed Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest and its wholly owned subsidiary, E-OIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC will be structured as a stock sale in which LLC will acquire all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which will be paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. As a condition of the sale, the proceeds will be used to extinguish debt from Silicon Valley Bank, Shelter Island and the former EOIR note holders. As of June 30, 2007, the face value of these loans was $9,785,616.

Summary of the Transaction

Pursuant to the terms of the Stock Purchase Agreement, at the closing, LLC will acquire all of the outstanding common stock of EOIR from Technest and LLC will pay Technest $11 million in cash.  The initial cash payment due at closing will be subject to adjustment (up or down) depending on EOIR’s net working capital on the closing date.  In addition to the initial cash payment, LLC has agreed to pay Technest an additional contingent payment of $23 million if, on or prior to December 31, 2009, EOIR is awarded the follow-on of EOIR’s current contract with the U.S. Army's Night Vision and Electronics Sensors Directorate.

Technest and LLC have agreed to deposit $200,000 of the initial purchase price payment and $2.3 million of the contingent purchase price payment (if any) in an escrow account to secure indemnification obligations of Technest under the Stock Purchase Agreement.

The transaction has been approved unanimously by the board of directors of Technest and EOIR. The board of directors of Technest was advised by Rodman & Renshaw, LLC who acted as a financial advisor to Technest and provided a fairness opinion to the Technest board as to the fairness of the consideration to be received by Technest.

Conditions to Completion of the Transaction

Technest and LLC will complete the transaction when all of the conditions to closing are satisfied or waived, including among other things, approval of the transaction by the stockholders of Technest.  In addition, as a condition to closing, LLC, which is in the process of applying for a small business investment company license under the Small Business Investment Company Act of 1958, must obtain the approval of the transaction as a “pre-license investment” from the Small Business Administration.

In connection with the Stock Purchase Agreement, certain stockholders of Technest representing approximately 42% of Technest’s outstanding Common Stock, entered into Voting Agreements, pursuant to which such stockholders agreed to vote their Technest shares in favor of the proposed transaction.

Termination of Certain Sections of Stockholder Agreement and of License Agreement.

On August 31, 2007, Technest Holdings, Inc. entered into a Release Agreement with Southridge Partners, LP, a Delaware limited partnership (“Southridge”), a current stockholder of the Company, pursuant to which the parties agreed, among other things, to the following:

•
Technest and Markland Technologies, Inc. (“Markland”) were parties to a Stockholder Agreement, dated March 13, 2006 (the “Stockholder Agreement”), and a License Agreement dated March 13, 2006 (the “License Agreement”).  Pursuant to an Assignment and Assumption Agreement dated as of August 30, 2007 between Markland and Southridge, Markland assigned all of its rights in the Stockholder Agreement and the License Agreement to Southridge. As part of the Release Agreement, Southridge and Technest agreed to (a) terminate the obligations set forth in Section 1 of the Stockholder Agreement that restrict the ability of Technest to issue equity securities, convertible debt or derivative securities, (b) terminate the obligations set forth in Section 5 of the Stockholder Agreement relating to a right of co-sale and (c) terminate the License Agreement in its entirety.  All rights, title and interest in the intellectual property that was subject to the License Agreement reverts back to Technest and its subsidiaries.

•
Voting Agreement. Southridge agreed that it will vote all shares of Technest Common Stock owned by it and to cause its Affiliates that own shares of Technest Common Stock or Technest Preferred Stock to vote all of their shares, in favor of certain transactions entered into by September 10, 2007 that are approved and recommended by a majority of the directors of Technest under certain conditions.

•
Board Representation. The Board of Directors of Technest agreed to increase the size of the board from five to six and fix the number of directors of Technest at six and to elect two reasonably qualified individuals representing Southridge to fill the newly created directorships in accordance with Technest’s Bylaws.

•
Other Terms.  Until March 31, 2008 or upon the satisfaction of certain conditions, whichever is earlier, Technest agreed that it would refrain from (a) issuing any shares of its Common Stock or securities convertible into its Common Stock, other than (i) shares to be issued in certain permissible offerings; (ii) certain shares already awarded under Technest’s 2006 Stock Award Plan, and (iii) 250,000 shares to be issued under the 2006 Stock Award Plan; (b) entering into any transaction with its officers, directors, stockholders or any of their Affiliates, except for transactions that are in the ordinary course of Technest’s business, upon fair and reasonable terms that are no less favorable to Technest than would be obtained in an arm’s length transaction with a non-Affiliated person or entity.

•	Consideration. As consideration for the Release Agreement, Technest agreed to issue Southridge 3,000,000 shares of Technest Common Stock, $0.001 par value per share, with a value of $1,380,000.

Other Matters

On August 15, 2007, the Company issued 152,000 shares of its Common Stock to three executives of Technest pursuant to employment agreements.

On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairman of the Company’s audit committee.  Until such time as another independent director, who also qualifies as a financial expert, is elected to Board of Directors, the audit committee has been disbanded.

On September 12, 2007, the Silicon Valley Bank Revolver was extended until February 3, 2008.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2007 annual meeting of stockholders.

Item 10. Executive Compensation.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2007 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2007 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our Proxy Statement for the 2007annual meeting of stockholders.

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC, dated February 14, 2005		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.4	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1
3.4	Amended and Restated By-Laws dated May 21, 2001.		DEF 14A	June 14, 2001	B
3.5	Bylaw Amendments		8-K	December 20, 2006	3.1
4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.		8-K	February 14, 2005	4.1
4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Markland Common Stock, dated February 14, 2005		8-K	February 15, 2005	4.1

4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4
4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Amendment No. 1 to the Registration Rights Agreement dated October 3, 2005 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	October 7, 2005	4.2
4.12	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	March 2, 2006	4.2
4.13	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.1

4.14	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.2
4.15	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	10-KSB	October 13, 2006	4.15

4.16	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.	10-KSB	October 13, 2006	4.16
4.17	$1,650,000 Secured Original Issue Discount Debenture dated May 31, 2007.	8-K	June 5, 2007	4.1
10.1	Securities Purchase Agreement between the registrant and Verdi Consulting dated February 8, 2005.	8-K	February 14, 2005	10.1
10.2	Form of 8% Promissory Note between the registrant and Garth LLC.	8-K	February 14, 2005	10.2
10.3	Exchange Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.3
10.4	Securities Purchase Agreement between the registrant and Garth LLC dated February 8, 2005.	8-K	February 14, 2005	10.4
10.5	Escrow Agreement between Markland Technologies, Inc. Technest Holdings, Inc. Genex Technologies, Inc., Jason Geng, and Wilmington Trust Company, dated February 14, 2005.	8-K	February 15, 2005	10.1
10.6*	Form of Option to be granted under the 2004 Markland Stock Incentive Plan	8-K	February 15, 2005	10.6
10.7	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005	8-K	August 18, 2005	10.1
10.8	Night Vision Electronic Sensors Directorate (NVESD) Omnibus Contract between E-OIR Technologies, Inc. and United States Army Night Vision and Electronic Sensors Directorate.	10-QSB	November 21, 2005	10.2
10.9	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004.	10-QSB	November 21, 2005	10.3
10.10	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004.	10-QSB	November 21, 2005	10.4

10.11	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004.	10-QSB	November 21, 2005	10.5
10.12	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29, 2004.	10-QSB	November 21, 2005	10.6
10.13	Lease Agreement between Branch Banking and Trust Company of Virginia and E-OIR Technologies, dated May 31, 2002.	10-QSB	February 21, 2006	10.1
10.14	First Amendment to Lease by and between Branch Banking and Trust Company of Virginia and E-OIR Technologies, Inc. dated October 1, 2005.	10-QSB	February 21, 2006	10.2
10.15	Jackson Square Office Park Deed of Lease by and between LJ Holding, L.C. and E-OIR Technologies, Inc., dated September 22, 2004.	10-QSB	February 21, 2006	10.3
10.16	Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc., dated May 16, 2005.	10-QSB	February 21, 2006	10.4
10.17	First Amendment to Deed of Commercial Office Lease Agreement between BDC Spotsylvania LLC and E-OIR Technologies, Inc. dated September 29, 2005.	10-QSB	February 21, 2006	10.5
10.18	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005.	10-QSB	February 21, 2006	10.6
10.19	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005.	10-QSB	February 21, 2006	10.7
10.20	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.1
10.21	License Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.2
10.22*	Employment Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.3
10.23*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.4

10.24*	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.	8-K	March 17, 2006	10.5
10.25*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6
10.26*	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.7
10.27*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8
10.28	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.1
10.29	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.2
10.30	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.3

10.31	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.4
10.32	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	10.5
10.33*	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.6
10.34*	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.7
10.35*	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.8
10.36	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.	10-KSB	October 13, 2006	10.36
10.37	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	10-QSB	February 14, 2007	10.1

10.38	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	10-QSB	February 14, 2007	10.2
10.39	First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.3
10.40	First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.4
10.41	Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.5
10.42	Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.6
10.43	Securities Purchase Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.1
10.44	Security Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.2
10.45	Security Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.3
10.46	Security Agreement dated May 31, 2007 between Markland Technologies, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.4
10.47	Security Agreement dated May 31, 2007 between Genex Technologies Incorporated and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.5
10.48	Guaranty by E-OIR Technologies, Inc. dated May 31, 2007.	8-K	June 5, 2007	10.6

10.49	Guaranty by Genex Technologies Incorporated dated May 31, 2007.		8-K	June 5, 2007	10.7
10.50	Agreement relating to Certain Promissory Notes among Technest Holdings, Inc., E-OIR Technologies, Inc. and Joseph P. Mackin dated May 31, 2007.		8-K	June 5, 2007	10.8
10.51	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP		8-K	September 7, 2007	10.1
10.52	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	10.1
10.53	Form of Voting Agreement with a list of signatories.		8-K	September 13, 2007	10.2
10.54
Third Loan Modification Agreement, dated September 12, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.

		x
16.1	Letter from Sherb & Co.		8-K/A	August 25, 2005	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.	x
23.1	Consent of Wolf & Company, PC	x
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x
* Indicates a management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement for the 2007annual meeting of stockholders.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 1, 2007.

TECHNEST HOLDINGS, INC. By: /s/ Joseph P. Mackin Joseph P. Mackin Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mackin	Chief Executive Officer, President and	October 1, 2007
Joseph P. Mackin	Chairman of the Board of Directors

/s/ Gino Miguel Pereira	Chief Financial Officer, Principal	October 1, 2007
Gino Miguel Pereira	Accounting Officer and Director

/s/ David R. Gust	Director	October 1, 2007
David R. Gust

/s/ Robert Doto	Director	October 1, 2007
Robert Doto