Form 10KSB/A
period 2007-06-30
TECHNEST HOLDINGS INC
filed 2007-10-29
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment no. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

Technest Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10411 Motor City Drive, Suite 650, Bethesda, MD	20817
(Address of principal executive offices)	(Zip Code)

10411 Motor City Drive, Suite 650, Bethesda, MD
(Mailing Address)

Issuer’s Telephone Number: (301) 767-2810

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title or Class)

 Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☒ Yes ☐ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ]  Yes  [ X ] No

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

20,030,979 shares as of October 29, 2007, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-KSB for the year ended June 30, 2007, filed on October 1, 2007 (the “Original Filing”). This Form 10-KSB/A amends and restates Part III, Items 9, 10, 11, 12, 13 and 14, in their entirety (other than Item 13 which is solely amended), in order to provide required disclosure within 120 days following the end of our fiscal year, because we have not yet filed a definitive proxy statement with the Securities and Exchange Commission.  The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-KSB/A. Except as otherwise indicated, this Form 10-KSB/A speaks as of the date of the Original Filing and reflects only the changes discussed above. No other information in the Original Filing, including our financial statements and the notes to the financial statements, has been modified or updated in any way.

This Amendment No. 1 should be read in conjunction with our periodic filings made with the Securities and Exchange Commission, or the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any current reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-KSB/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as exhibits 31.1, 31.2 and 32.1.

TECHNEST HOLDINGS, INC.
FORM 10-KSB/A
TABLE OF CONTENTS
June 30, 2007

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

Name	Age	Position	Year Began
Joseph P. Mackin	57	Chief Executive Officer, President, Chairman of the Board of Directors	2005
Gino M. Pereira	50	Chief Financial Officer, Director	2005
Robert Doto (1)	61	Director	2006
David R. Gust (1)	65	Director	2006
_______________________
(1)           Members of the Nominating and Corporate Governance Committee and Compensation Committee. Currently, all of the members of the board are serving the function of the Audit Committee.

Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Dr. Joseph P. Mackin was appointed President of Technest on April 1, 2005. On March 13, 2006, Dr. Mackin was appointed Chief Executive Officer and Chairman of the Board of Directors of Technest. He has been a member of our Board of Directors since April 1, 2005. On March 13, 2006, he resigned as the President/Chief Operating Officer and a director of Markland. He had been a member of the Board of Directors of Markland since July 13, 2004 and had served as Markland's Chief Operating Officer since December 7, 2004. Prior to the acquisition of EOIR by Markland in June 2004, Dr. Mackin had been with EOIR, for four years and is currently the President and CEO of EOIR. He has served on numerous government panels and committees, and has had an extensive career in the military in weapons systems development and acquisition. Prior to joining EOIR, Dr. Mackin was an Assistant Sensor Systems Group Leader at MIT Lincoln Laboratories where, among other things, he served as the system integration lead for the Smart Sensor Web program. Dr. Mackin holds a Ph.D. in Physics from the Massachusetts Institute of Technology and a B.S. in Engineering from the United States Military Academy at West Point.  He is a graduate of the Defense Systems Management College, and holds a DOD level 3 certification (the highest) in both R&D and Project Management.  He is a retired Colonel in the United States Army.

Gino M. Pereira has served as our Chief Financial Officer since February 14, 2005. On January 6, 2006, Mr. Pereira was elected to our Board of Directors. Mr. Pereira has served as Markland's Chief Financial Officer since December 7, 2004. Mr. Pereira currently serves on the Board of Directors of Teletrak Environmental Systems. From 1991 through 2000, Mr. Pereira was employed by CDC Technologies, Inc., located in Oxford, Connecticut. From 1991 through 1998, Mr. Pereira was CDC Technologies' Executive Vice President and Chief Financial Officer. In 1999, Mr. Pereira assumed the role of Chief Operating Officer of CDC Technologies. Mr. Pereira remained in that role through 2000. In January 2001, Mr. Pereira assumed the position of Chief Operating Officer of CDC Acquisition Corporation, a subsidiary company of Drew Scientific Group plc. Mr. Pereira remained in that position until November 2001, when he became a principal at Interim Management Solutions in Oxford, Connecticut. During his tenure at Interim Management Solutions, Mr. Pereira has acted as an interim or part-time Chief Financial Officer or Chief Operations Officer for numerous small and emerging companies. In January 2003, Mr. Pereira also became a Managing Director of Kiwi Securities, Inc., an independently owned investment banking firm, a post he held until December 7, 2004. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK).

Robert Doto has served on our Board of Directors since March 15, 2006. Since 2004, Mr. Doto has served as the President for Robert Doto Associates, Inc. From 1998 through 2003, Mr. Doto held positions as the Director of Intelligence and Information Warfare Directorate, CECOM RDEC, the Associate Director of Research, Development and Engineering Center, CECOM and the Director, Communications-Electronics, Research, Development and Engineering Center, RDECOM at Fort Monmouth, New Jersey. Mr. Doto is a retired member of the Federal Senior Executive Service. Mr. Doto received his B.S. in Electrical Engineering from Newark College of Engineering and his M.S. from Fairleigh Dickinson University.

Major General David R. Gust, USA, Ret. has served on our Board of Directors and as the chairperson of our Compensation Committee since March 15, 2006. Since April 2007, General Gust has been the President of USfalcon, a privately-held company working with the US Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service. At retirement, he was the US Army Deputy Chief of Staff for Research, Development and Acquisition, Army Material Command. General Gust received his B.S. in Electrical Engineering from the University of Denver and Master’s Degrees in Systems Management and National Security and Strategy from the University of Southern California and the United States Naval War College, respectively.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.technestinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2007 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Southridge Partners LP filed a late Form 3 on October 2, 2007 reporting, among other things, the acquisition of 3,000,000 shares of Technest common stock pursuant to a Release Agreement with Technest dated August 31, 2007.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2007 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	All other compensation ($)	Total ($)
Joseph P. Mackin (2)	2007	$361,891	$-	$-	$72,615 (3)	$434,506
President, Chief Executive Officer	2006	322,404	105,000	(4)	70,816 (5)	498,220

Gino M. Pereira (6)	2007	$212,413	$-	$-	$50,608 (7)	$263,021
Chief Financial Officer	2006	170,070	52,500	367,200 (8)	15,077 (9)	604,847

_____________________________
(1)	Bonus amounts shown in this column relate to services performed in the year shown, but were paid in the 2008 fiscal year.

(2)	On March 13, 2006, Dr. Mackin was appointed the Chief Executive Officer and Chairman of the Board of Directors of Technest.

(3)
Consists of (i) $60,000 paid to Dr. Mackin as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Dr. Mackin’s employment agreement, and (ii) $12,615 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(4)
Pursuant to Dr. Mackin’s employment agreements with Technest which was entered into on March 13, 2006, Dr. Mackin was to receive an initial award of 120,000 shares, which were to be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and were to vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007.  On July 30, 2007, Dr. Mackin forfeited his right to receive 120,000 shares. The fair value of Dr. Mackin’s stock award on the grant date in accordance with FAS 123R was $612,200. Please see Note 8 to our financial statements for further information.

In August 2006, Dr. Mackin received 23,915 shares of Technest common stock as consideration for the subordination of Dr. Mackin’s security interest to Silicon Valley Bank; such shares are subject to forfeiture if prior to February 10, 2008 (18-months from the anniversary of the closing date of the bank financing with Silicon Valley Bank) Dr. Mackin voluntarily terminates his services or is terminated for cause. These shares will no longer be subject to forfeiture upon the Sale of EOIR (as discussed below). See also Item 12 “Certain Relationships and Related Transactions, and Director Independence.” The fair value of these shares on the grant date in accordance with FAS 123R was $69,347. Please see Note 8 to our financials for further information.

(5)
Consists of (i) $53,000 paid to Dr. Mackin as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Dr. Mackin’s employment agreement, and (ii) $17,816 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(6)
In accordance with Mr. Pereira’s employment agreement, Mr. Pereira is required to devote at least sixty percent of his working time to Technest. In addition, during the years ended June 30, 2007 and 2006, Mr. Pereira performed a certain percentage of work for Markland Technologies, Inc.

(7)
Consists of (i) $38,000 paid to Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement, and (ii) $12,608 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(8)
Pursuant to Mr. Pereira’s employment agreements with Technest which was entered into on March 13, 2006, Mr. Pereira was to receive an initial award of 72,000 shares, which were to be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and were to vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007. The registration statement on Form S-8 was filed on August 7, 2007. On August 21, 2007, Technest issued Mr. Pereira 72,000 shares. The fair value of the stock award was estimated on the grant date in accordance with FAS 123R and further described in Note 8 to our financial statements.

(9)
Consists of (i) $13,500 paid to Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement, and (ii) $1,577 as Technest’s matching and safe harbor contributions under its 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End.

The following table sets forth certain information regarding stock awards as of June 30, 2007 by the executive officers named in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (1)
Joseph P. Mackin (2)	120,000 (3)	$58,800
Gino M. Pereira (2).	72,000 (4)	$35,280

_______________________
(1)
In accordance with Item 402 of Regulation S-B, the market value of the shares was calculated using the closing price of the Company’s common stock as reported by NASDAQ on June 29, 2007, the last trading day of the Company’s fiscal year, of $0.49.

(2)
Pursuant to their respective employment agreements with Technest which were entered into on March 13, 2006, Dr. Mackin and Mr. Pereira were to receive an initial award of 120,000 shares and 72,000 shares, respectively, which were to be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and were to vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007.  The registration statement on Form S-8 was filed on August 7, 2007.

(3)	On July 30, 2007, Dr. Mackin forfeited his right to receive 120,000 shares of common stock.
(4)	On August 21, 2007, Technest issued Mr. Pereira 72,000 shares of common stock. At that time, one-third of the shares had not yet vested. As of October 1, 2007, all of these shares have vested.

Employment Agreements with Joseph P. Mackin and Gino M. Pereira

On March 13, 2006, we entered into employment agreements with our President and Chief Executive Officer, Dr. Joseph Mackin, and our Chief Financial Officer, Gino M. Pereira. The employment agreements provide for:

•	a term of five years beginning on March 13, 2006;

•	a base salary of $350,000 per year; in Mr. Pereira’s case, his base salary is subject to adjustment as Mr. Pereira is required to devote not less than sixty percent of his working time to Technest;

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement;

•	$5,000 per month for auto expense, business office expense and other personal expenses;

•	eligibility to participate in bonus or incentive compensation plans that may be established by the board of directors from time to time applicable to the executive's services;

•	eligibility to receive a bonus if we achieve revenue and profit milestones set by the board of directors; and

•
eligibility to receive equity awards as determined by the board of directors or a committee of the board of directors composed in compliance with the corporate governance standards of any applicable listing exchange, with an initial award of 120,000 shares for Dr. Mackin and 72,000 shares for Mr. Pereira, which shall be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and shall vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007.  On July 30, 2007, Dr. Mackin forfeited his right to receive 120,000 shares of common stock.  On August 7, 2007, the registration statement on Form S-8 was filed with the SEC. On August 21, 2007, Mr. Pereira received 72,000 shares of common stock.

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

The employment agreements provide that in the event that the executive's engagement with us is terminated by us without cause (as that term is defined in Section 8(b) of the agreement), or by the executive for "Good Reason" (as that term is defined in Section 8(c) of the agreement), we will continue to pay the executive’s cash salary and provide health insurance through the expiration of his agreement, and in Dr. Mackin’s case, we will cause our wholly-owned subsidiary, EOIR Technologies, Inc., to prepay the outstanding principal on the promissory note issued to Dr. Mackin in connection with the acquisition of EOIR by Markland on June 30, 2004. As of June 30, 2007, the outstanding principal amount on Dr. Mackin’s note was $608,957. In the event that the executive’s employment with us is terminated for any other reason, there will be no continuation of cash salary payments or health insurance or acceleration of debt payment.

Dr. Mackin’s employment agreement was filed as exhibit 10.3 to our current report on Form 8-K filed on March 17, 2006 and Mr. Pereira’s employment agreement was filed as exhibit 10.4 to the same report.

Impact of Sale of EOIR

On September 10, 2007, Technest and its wholly-owned subsidiary, E-OIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which Technest will sell EOIR to LLC (the “Sale”).  LLC is an entity formed on August 9, 2007 for the purposes of facilitating this transaction and is an affiliate of The White Oak Group, Inc., an Atlanta, Georgia based private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

Pursuant to the Stock Purchase Agreement, the Company will sell, and LLC will acquire, 100% of the issued and outstanding shares of capital stock of EOIR for $11 million in cash at the closing, subject to adjustment (up or down) depending on EOIR’s net working capital on the closing date.  In addition to the initial cash payment, LLC has agreed to pay the Company an additional contingent payment of $23 million if, on or prior to December 31, 2009, EOIR is awarded the follow-on of the NVESD Contract and certain other conditions are met. The Sale may constitute the sale of substantially all of the Company's assets.

On October 23, 2007, stockholders of the Company holding in excess of a majority of the outstanding shares of the Company's common stock, constituting the sole class of voting securities of the Company, executed and delivered to the Company their consent approving the Stock Purchase Agreement and the transactions contemplated thereby. The stockholder consent is sufficient under Nevada law to approve the Stock Purchase Agreement without the requirement of any other stockholder vote. No further action of the stockholders is required to approve the Sale.  Pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, an information statement must be transmitted to Technest’s stockholders prior to such action by written consent becoming effective; such action is effective on the twentieth (20th) day following the date a definitive information statement is first sent to the stockholders of Technest.  On October 26, 2007, Technest filed a preliminary information statement.

Dr. Mackin and Mr. Pereira’s Employment Agreements

Dr. Mackin and Mr. Pereira’s employment agreements provide that if the executive’s employment is terminated without cause, then Technest will continue to pay the executive’s annual salary payments through the term of the employment agreement (the “Severance Payment”).  On September 7, 2007, the board of directors of Technest unanimously approved a resolution which provides that upon the closing of the Sale, Dr. Mackin and Mr. Pereira will be paid one year of the Severance Payment ($350,000) and that upon the payment of the contingent purchase price, if any, Dr. Mackin and Mr. Pereira will be entitled to receive the remaining portion of their Severance Payment.  Assuming a closing date of November 30, 2007, Dr. Mackin and Mr. Pereira would each be entitled to receive $815,500 upon Technest’s receipt of the contingent purchase price.  If the contingent purchase price is not paid, then Dr. Mackin and Mr. Pereira will each forfeit his right to receive the remaining portion of the Severance Payment. Dr. Mackin will continue to serve as a director of Technest after the Sale.  Mr. Pereira will continue serving as an officer and director of Technest after the Sale.

Dr. Mackin’s Outstanding EOIR Promissory Note

On June 29, 2004, all of the outstanding stock of EOIR was sold by the stockholders of EOIR to Markland Technologies, Inc.  The purchase price was paid to the selling stockholders in the form cash and promissory notes.  The Company’s Chief Executive Officer, Joseph P. Mackin, was a stockholder of EOIR and received a promissory note in connection with the above described transaction.  The current outstanding principal amount of the promissory note is $608,957.  Pursuant to the terms of the Stock Purchase Agreement, at the closing, LLC will repay the indebtedness of EOIR.  Therefore, Dr. Mackin will receive $608,957 at the closing in connection with the repayment of the promissory note held by him.

Dr. Mackin’s Shares of Common Stock

As consideration for the subordinating of his security interest pertaining to his outstanding EOIR note, Dr. Mackin received 23,913 restricted shares of the Company’s common stock.  These shares are subject to forfeiture if prior to February 10, 2008 (18-months from the anniversary of the closing date of the bank financing with Silicon Valley Bank), Dr. Mackin voluntarily terminates his services or is terminated for cause. If the Sale is completed, these shares will no longer be subject to forfeiture.

Dr. Mackin’s Continued Employment with EOIR

In addition, upon the completion of the Sale, Dr. Mackin will be employed as the President of EOIR pursuant to an employment agreement between Dr. Mackin and EOIR. Pursuant to the terms of the employment agreement, Dr. Mackin will be paid an annual base salary of $250,000 and will be eligible to participate in a cash bonus plan and a long-term incentive plan.  The employment agreement has an initial term of one year and may be renewed for successive additional one (1) year periods (the “Extended Term”). If Dr. Mackin’s employment is terminated by EOIR without cause, then Dr. Mackin is entitled to (a) a lump-sum payment at his then-current base salary rate for the greater of (i) one (1) month, or (ii) for the remainder of the initial term or the then-current Extended Term; and (b) a pro rata share of his bonus entitlement for the relevant year.

Director Compensation

Summary Compensation:  The following table sets forth certain information about the compensation we paid or accrued with respect to our directors who served during the year ended June 30, 2007.

Name and Principal Position	Fiscal Year	Director Fees ($) (1)	Stock Awards ($)	All other compensation ($)	Total ($)
Darlene Deptula-Hicks (2)	2007	$50,000	—	—	$50,000
Robert Doto	2007	$40,000	—	—	$40,000
David R. Gust (3)	2007	$50,000	—	—	$50,000
_____________________________
(1)	Director fees include all fees earned for director services including an annual retainer and committee chairman fees.
(2)
On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairperson of the Audit Committee and the Nominating and Corporate Governance Committee.

(3)	General Gust chairs the Compensation Committee.

Director Fees. Our directors who are not employees of Technest receive compensation for their services as directors in the form of an annual retainer of $40,000, payable in quarterly installments, plus reimbursement for travel expenses. We pay non-employee directors who serve as the chairperson of a committee of the Board of Directors an additional $10,000 per year, except for the Nominating and Corporate Governance Committee. Directors who are also our employees receive no additional compensation for serving as directors.

Stock Awards. In addition, our non-employee directors upon election in March 2006 were to receive restricted stock grants of 20,000 shares under our 2006 Stock Award Plan, which were subject to forfeiture in the event the director is not providing services to Technest on April 1, 2007. These shares were issued during the year ended June 30, 2007 and are no longer subject to forfeiture. The fair value of each stock award on the grant date was estimated to be $102,000 in accordance with FAS 123R. See Note 8 to our financial statements for further information.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	(2)		581,421 (2)

Total	(2)	$0	10,581,421 (2)

(1)	2001 Stock Option Plan.

(2)
On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries.  The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.  Technest has broad discretion in making grants under the Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan.  Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2007, the Company has issued 159,778 shares under the Plan and is obligated to issue 258,800, shares, leaving 581,421 shares available for issuance under the Plan.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of our common stock as of October 22, 2007 by:

-	each of our directors and officers;
-	each person (including any group) who is known by us to own beneficially 5% or more of our common stock; and
-	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of October 22, 2007, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder. Percentage of ownership is based on 20,030,979 shares of common stock outstanding on October 22, 2007.

Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise noted below, the address of the beneficial owners is Technest Holdings, Inc., 10411 Motor City Drive, Suite 650, Bethesda, Maryland 20817.

Beneficial Owner of 5% or more	Number of Shares Beneficially Owned
	Shares	Percent

Southridge Partners LP 90 Grove Street Ridgefield, CT 06877	5,650,030 (1)	28.21% (1)

Markland Technologies, Inc. (2) 222 Metro Center Blvd. Warwick, RI 02886	5,435,730 (3)	27.14% (3)

Aberdeen Avenue LLC Cayside, 2nd Floor Georgetown, Grand Cayman, Cayman Islands, British West Indies	1,416,101 (4)	7.07% (4)

Verdi Consulting, Inc. 100 Pheasant Drive East Greenwich, RI 02818	1,047,304 (5)	5.23% (5)

Southshore Capital Fund Ltd. 90 Grove Street Ridgefield, CT 06877	977,741 (6)	4.88% (6)

Directors and Executive Officers

Joseph P. Mackin, Chief Executive Officer, President and Director	23,913 (7)	*

Gino M. Pereira, Chief Financial Officer and Director	447,000(8)	2.23%

Darlene M. Deptula-Hicks, Former Director (9)	20,000	*

David R. Gust, Director	20,000	*

Robert Doto, Director	20,000	*

All Current Directors and Executive Officers as a Group (4 Persons)	510,913	2.55%

*Less than 1%

(1) Consists of 5,650,030 shares currently outstanding, including 250,000 shares of Technest common stock issued upon conversion of Markland Series G Preferred Stock, as discussed below. According to a current report on Form 8-K filed by Markland on June 29, 2007, (i) on June 15, 2007, pursuant to a Litigation Settlement, Securities Purchase, Relinquishment and Exchange Agreement, Southridge exchanged 450 shares of Markland Series E Preferred Stock that may have been converted into shares of Technest common stock into 611.25 shares of Markland Series G Preferred Stock; and (ii) each share of Markland Series G Preferred Stock is convertible, at the option of the holder, into either 20,000 shares of Technest Stock (up to a maximum in the aggregate for all Markland Series G holders of 3,696,600 shares of Technest common stock which are currently owned by Markland) or a certain number of shares of Markland common stock. On September 5, 2007, Southridge converted 12.50 shares of Markland’s Series G Preferred Stock into 250,000 shares of Technest common stock, leaving it with 598.75 shares of Markland’s Series G Preferred Stock.

Southridge is the holder of 344,827 shares of Series C Convertible Preferred Stock that are convertible into 344,827 shares of common stock.  The Technest Series C Preferred Stock can be converted only to the extent that the Series C stockholder will not, as a result of the conversion, hold in excess of 4.999% of the total outstanding shares of our common stock.  The Series C stockholder may elect to waive this restriction, but such a waiver shall not be effective until the 65th day after which it is given to us.  In no event can the Series C Preferred Stock be converted if such conversion will result in the holder will hold in excess of 9.999% of our common stock.  Therefore, the shares issuable upon conversion of the Series C Convertible Preferred Stock were not included in the table.

Stephen Hicks has voting and investment control over the securities held by Southridge Partners, LP and disclaims beneficial ownership of such shares.

(2) The directors of Markland, Mark Allen and Gino M. Pereira, share voting and investment control over the shares of Technest held by Markland. Each disclaims beneficial ownership of such shares.

(3) According to a current report on Form 8-K filed by Markland on June 29, 2007, Markland issued shares of a newly-created Series G Preferred Stock, which converts, at the option of the holder, into either 20,000 shares of Technest common stock (which are currently owned by Markland up to a maximum of 3,696,600 shares of Technest common stock which were then held by Markland) or a certain number of shares of Markland common stock.  As of June 29, 2007, Markland has issued a total of 1,973.91 shares of Series G Preferred Stock, which may be converted into 3,696,600 shares of Technest common stock.  On September 5, 2007, Southridge Partners LP converted 12.50 shares of Markland’s Series G Preferred Stock into 250,000 shares of Technest common stock, leaving 3,446,600 shares of Technest common stock available for conversion of the Series G Preferred Stock.  If all of the Series G Preferred Stock outstanding were converted, Markland’s ownership of Technest would drop to 9.9%.

Markland also entered into a Stock Pledge Agreement pursuant to which Markland pledged to Silicon Valley Bank in connection with a Technest bank financing 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006 (the date the Stock Pledge Agreement was executed). The Stock Pledge Agreement terminates August 3, 2008 if no event of default has occurred.

(4) Consists of 1,416,101 shares currently outstanding. According to a current report on Form 8-K filed by Markland on June 29, 2007, (i) pursuant to a Litigation Settlement, Securities Purchase, Relinquishment and Exchange Agreement, on June 15, 2007, Aberdeen Avenue LLC exchanged 690 shares of Markland Series E Preferred Stock that may have been converted into shares of Technest common stock into 1,203.18 shares of Markland Series G Preferred Stock; and (ii) each share of Markland Series G Preferred Stock is convertible, at the option of the holder, into either 20,000 shares of Technest Stock (up to a maximum in the aggregate for all Markland Series G holders of 3,696,600 shares of Technest common stock which were then owned by Markland) or a certain number of shares of Markland common stock.

(5) Consists of 912,897 shares currently outstanding and 134,407 shares issuable upon exercise of warrants to purchase common stock with an exercise price of $6.50. Chad Verdi has voting and investment control over these shares.

 (6) Consists of 977,741 shares currently outstanding. According to a current report on Form 8-K filed by Markland on June 29, 2007, (i) on June 15, 2007, pursuant to a Litigation Settlement, Securities Purchase, Relinquishment and Exchange Agreement, Southshore exchanged 79.20 shares of Markland Series E Preferred Stock that may have been converted into shares of Technest common stock into 111.81 shares of Markland Series G Preferred Stock; and (ii) each share of Markland Series G Preferred Stock is convertible, at the option of the holder, into either 20,000 shares of Technest Stock (up to a maximum in the aggregate for all Markland Series G holders of 3,696,600 shares of Technest common stock which were then owned by Markland) or a certain number of shares of Markland common stock.

Southshore is the holder of 57,467 shares of Series C Convertible Preferred Stock that are convertible into 57,467 shares of common stock The Technest Series C Preferred Stock can be converted only to the extent that the Series C stockholder will not, as a result of the conversion, hold in excess of 4.999% of the total outstanding shares of our common stock.  The Series C stockholder may elect to waive this restriction, but such a waiver shall not be effective until the 65th day after which it is given to us.  In no event can the Series C Preferred Stock be converted if such conversion will result in the holder will hold in excess of 9.999% of our common stock.  Therefore, the shares issuable upon conversion of the Series C Convertible Preferred Stock were not included in the table.

(7) Represents shares that are subject to forfeiture if prior to February 10, 2008 (18-months from the anniversary of the closing date of the bank financing with Silicon Valley Bank) Dr. Mackin voluntarily terminates his service or is terminated for cause. These shares will no longer be subject to forfeiture upon the Sale of EOIR.

(8) On June 15, 2007, the Board of Markland granted as compensation to its Chief Financial Officer, Gino Pereira, 375,000 shares of Technest common stock currently held by Markland.

(9) On August 9, 2007, Ms. Deptula-Hicks resigned from the board of directors of Technest, effective immediately.

Recent Changes in Ownership of Technest Common Stock

According to the stock records of Technest, as of October 22, 2007, the date upon which stockholders of record were entitled to give written consent to the Sale of EOIR, Southridge, together with its affiliates, were the largest stockholders of Technest, being the record holders of 8,544,397 shares of Technest’s outstanding common stock.  On June 29, 2007, Markland filed a current report on Form 8-K with the SEC (the “8-K”) disclosing that, in addition to other transactions, Markland had sold convertible preferred stock to Southridge and certain of its affiliates which was convertible into outstanding stock of Technest held by Markland.  The sale of the Markland convertible preferred stock was made pursuant to a Litigation Settlement, Securities Purchase, Relinquishment and Exchange Agreement dated June 11, 2007 among Markland, Southridge and certain of its affiliates, Robert Tarini and Gino Pereira. (the “Agreement”).  The Agreement provided for the customary representations and warranties as well as other customary provisions, including a release of claims by the parties. Also disclosed in the 8-K was the issuance of 375,000 shares of Technest common stock by Markland to Gino Pereira pursuant to the Agreement as compensation as Markland’s Chief Financial Officer.  Southridge also acquired an additional 3,000,000 shares of Technest common stock pursuant to a Release Agreement entered into between Technest and Southridge on August 31, 2007.  This Release Agreement also obligated the Technest board of directors to increase the size of the board of directors of Technest from five to six and to elect two reasonably qualified individuals representing Southridge to fill the newly created directorships in accordance with Technest’s bylaws.  For information regarding this Release Agreement, please see Technest’s current report on Form 8-K filed with the SEC on September 7, 2007.  Southridge filed a Schedule 13D with the SEC with regards to its beneficial ownership of Technest common stock on September 28, 2007.  As a result of its stock ownership and rights with respect to the Technest board of directors, Southridge possesses significant influence over Technest’s affairs.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Markland Technologies, Inc.

On August 4, 2006, Markland Technologies, Inc. entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under the Credit Agreements entered into among Technest, its wholly-owned subsidiaries, EOIR and Genex, and Silicon Valley Bank (the “Bank”) executed on August 4, 2006. Markland also entered into a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this guaranty and stock pledge, Technest paid Markland $580,372.  The Credit Agreements, the Unconditional Guaranty by Markland and the Stock Pledge Agreement are filed as exhibits 10.1, 10.2, 10.4 and 10.5, respectively to Technest’s current report on Form 8-K filed with the SEC on August 14, 2006.

During the year ended June 30, 2007, Markland invoiced EOIR $1,497,436 for administrative support services, engineering services and product manufacturing rendered by Markland. During the same period, EOIR paid Markland $1,385,792 in conjunction with certain intercompany transactions. At June 30, 2007, Technest had an amount due from Markland of $2,604.  Included in the liabilities related to discontinued operations set forth in our financial statement for the year ended June 30, 2007 is $292,640 due to Markland.

Southridge Partners LP

On August 31, 2007, Technest entered into a Release Agreement with Southridge Partners, LP, a Delaware limited partnership, a current stockholder of the Company, pursuant to which the parties agreed, among other things, to the following:

Termination of Certain Sections of Stockholder Agreement and of License Agreement. Technest and Markland were parties to a Stockholder Agreement, dated March 13, 2006 (the “Stockholder Agreement”), and a License Agreement dated March 13, 2006 (the “License Agreement”).  Pursuant to that an Assignment and Assumption Agreement dated as of August 30, 2007 between Markland and Southridge, Markland assigned all of its rights in the Stockholder Agreement and the License Agreement to Southridge. As part of the Release Agreement, Southridge and Technest agreed to (a) terminate the obligations set forth in Section 1 of the Stockholder Agreement that restrict the ability of Technest to issue equity securities, convertible debt or derivative securities, (b) terminate the obligations set forth in Section 5 of the Stockholder Agreement relating to a right of co-sale and (c) terminate the License Agreement in its entirety.  All rights, title and interest in the intellectual property that was subject to the License Agreement revert back to Technest and its subsidiaries.

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

The above description summarizes the material terms of the Release Agreement, which was filed as exhibit 10.1 to a current report on Form 8-K filed with the SEC on September 7, 2007 and is incorporated by reference herein. For further information on the Release Agreement, please refer to exhibit 10.1.

As consideration for the Release Agreement, Technest agreed to issue Southridge 3,000,000 shares of Technest common stock, $0.001 par value per share. The issuance of these securities was not registered under the Securities Act of 1933, as amended, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

Other Transactions

As consideration for the subordination of the security interest to the Silicon Valley Bank and in connection with the closing of the financing with Silicon Valley Bank on August 10, 2006, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $344,238, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares.

Daniel Clevenger, the Company’s former Secretary and Co-General Counsel, is the son-in-law of Joseph P. Mackin, our Chief Executive Officer. Mr. Clevenger’s aggregate compensation for the year ended June 30, 2007 was approximately $191,100. As of April 13, 2007, Mr. Clevenger is no longer with the Company.  Pursuant to Mr. Clevenger’s employment agreement with the Company, he was entitled to a severance payment of $204,425 (the “Severance Payment”) to be paid over a twelve month period.  On April 13, 2007, Mr. Clevenger entered into an agreement with the Company pursuant to which the parties agreed that the Severance Payment shall be paid over a two-year period rather than a one-year period and therefore, shall continue until April 13, 2009; provided however that such Severance Payment would accelerate in the event of a Change of Control (as defined in the agreement), which includes a sale of the Company’s wholly-owned subsidiary, E-OIR Technologies, Inc.

Director Independence

Independence. For the fiscal year ended June 30, 2007, our Board of Directors had determined that three of the five directors- Darlene M. Deptula-Hicks, Robert Doto, and David R. Gust, were independent directors as defined by the NASDAQ Rule 4200(a)(15) governing the independence of directors.

For the fiscal year ended June 30, 2007, our Board of Directors had three standing committees that were created in March 2006: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All three of our independent directors served on each committee. Ms. Deptula-Hicks chaired the Audit Committee and the Nominating and Corporate Governance Committee and General Gust chaired the Compensation Committee.

Audit Committee. The Audit Committee had the authority to select and engage our independent registered public accounting firm and was responsible for reviewing our audited financial statements, accounting processes and reporting systems. The Audit Committee also discussed the adequacy of our internal financial controls with our management and our independent registered public accounting firm. In addition, the Audit Committee was responsible for overseeing the independence of, and approving all types of services provided by, our independent registered public accounting firm.

For the fiscal year ended June 30, 2007, our Board of Directors had considered and concluded that each of the members of the Audit Committee satisfied the independence and financial literacy and expertise requirements as defined by the NASDAQ Stock Market standards governing the qualifications of Audit Committee members. Additionally, our Board of Directors had determined that Ms. Darlene M. Deptula-Hicks qualified as an audit committee financial expert under the rules of the SEC. The Audit Committee operates under a written charter adopted by the Board, which is available on our website—www.technestinc.com.

On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairperson of the Audit Committee.  Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to Board of Directors, the Audit Committee has been disbanded and the full Board of Directors will serve the functions of the Audit Committee.

Compensation Committee. Our Compensation Committee is responsible for establishing cash compensation policies with respect to our executive officers, key employees and directors, determining the compensation to be paid to our executive officers and administering our stock award plan.

Nominating and Corporate Governance Committee. Our Nominating and Governance Committee identifies individuals qualified to become Board members and recommends to the Board the director nominees for the next annual meeting of shareholders and candidates to fill vacancies on the Board. Additionally, the Committee recommends to the Board the directors to be appointed to Board committees. The Committee also develops and recommends to the Board a set of corporate governance guidelines applicable to the Board and to the Company and oversees the effectiveness of our corporate governance in accordance with those guidelines.

Effective October 1, 2007, Mr. Doto entered into a one-year consulting agreement with EOIR pursuant to which Mr. Doto is entitled to a monthly retainer of $8,000  to provide services in connection with EOIR’s strategic initiatives with the U.S. Army and other government and commercial entities as EOIR may request. The consulting agreement is attached hereto as exhibit 10.1.

ITEM 13.    EXHIBITS

Item 13 of the Original Filing is hereby amended solely to add the following exhibits required to be filed in connection with this Amendment no.1 to the Annual Report on Form 10-KSB/A.

Exhibit No.	Description
10.1	Consulting Agreement between E-OIR Technologies, Inc. and Robert Doto effective as of October 1, 2007*
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Audit Fees.   The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended June 30, 2007 and 2006, the reviews of the financial statements in our Form 10-QSB filings for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $211,000 and $276,250, respectively.

Audit Related Fees.   The aggregate audit related fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2007 and June 30, 2006 were $29,375 and $92,750, respectively.  In the year ended June 30, 2007, the audit related fees include services rendered for issuing and assisting with SEC comment responses.  In the year ended June 30, 2006, services rendered included the stand-alone audit of EOIR and related amended financial statements to include EOIR, issuing consents, assisting with SEC comment responses and other matters.

Tax Fees.   No tax fees were billed for professional services rendered by the independent registered public accounting firm in the years ended June 30, 2007 and 2006 for tax compliance, tax advice, tax planning and other tax-related matters.

All Other Fees.   No other fees were billed by or paid to the independent registered public accounting firm during the years ended June 30, 2007 or  2006.

Our Audit Committee was created in March 2006.  Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services for the period ended June 30, 2007.  For the year ended June 30, 2007, our Audit Committee approved the audit or non-audit services before the accounting firm is engaged to perform any such services.  Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest for personal reasons.  Ms. Deptula-Hicks served as the chairperson of the Company’s Audit Committee.  Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to Board of Directors, the Audit Committee has been disbanded and the full Board of Directors is serving the function of the Audit Committee.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment no. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2007.

TECHNEST HOLDINGS, INC.

By:	/s/ Joseph P. Mackin
Joseph P. Mackin
Chief Executive Officer

In accordance with the Exchange Act, this Amendment no. 1 to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph P. Mackin	Chief Executive Officer, President and	October 29, 2007
Joseph P. Mackin	Chairman of the Board of Directors

/s/ Gino Miguel Pereira	Chief Financial Officer, Principal	October 29, 2007
Gino Miguel Pereira	Accounting Officer and Director

/s/ David R. Gust	Director	October 29, 2007
David R. Gust

/s/ Robert Doto	Director	October 29, 2007
Robert Doto

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Agreement between E-OIR Technologies, Inc. and Robert Doto effective as of October 1, 2007*
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.