Form 10QSB
period 2007-09-30
TECHNEST HOLDINGS INC
filed 2007-11-16
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

As of  November 6, 2007, there were 20,030,979 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
SEPTEMBER 30, 2007

STATEMENTS CONTAINED IN THIS FORM 10-QSB, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC

Technest intends to mail to its stockholders and file with the Securities and Exchange Commission (the “SEC”) an Information Statement in connection with the proposed sale of EOIR, and to file other relevant materials with the SEC. The Statement and other materials filed with the SEC will contain important information about Technest, LLC, the sale of EOIR and related matters. Investors and security holders are urged to read the Information Statement carefully. Investors and security holders will be able to obtain free copies of the Statement and other documents filed with the SEC by Technest through the web site maintained by the SEC at www.sec.gov.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007 (Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$103,431
Accounts receivables	306,205
Unbilled receivables	57,098
Due from related parties, net	2,604
Prepaid expenses and other current assets	81,154
Assets related to discontinued operations	32,180,829
Total Current Assets	32,731,321

Property and Equipment – Net of accumulated depreciation $75,788	98,859

Other Assets
Deposits	28,525
Definitive-lived intangible assets – Net of accumulated amortization $852,444	878,666
Goodwill	4,876,038
Total Other Assets	5,783,229

Total Assets	$38,613,409

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$277,058
Accrued expenses and other current liabilities	500,096
Liabilities related to discontinued operations	21,042,375
Total Current Liabilities	21,819,529

Total Liabilities	21,819,529

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (concluded)
(Unaudited)

Commitments and Contingencies
Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at September 30, 2007)	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 632,185 issued and outstanding (preference in liquidation
of $1,375,002 at September 30, 2007)	632
Common stock - par value $.001 per share; 500,000,000 shares authorized;
20,030,451 shares issued and outstanding	20,029
Additional paid-in capital	37,706,719
Accumulated deficit	(20,933,500)
Total Stockholders’ Equity	16,793,880

Total Liabilities and Stockholders’ Equity	$38,613,409

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	2007	2006

Revenues	$561,773	$777,467

Cost of Revenues	208,918	413,231

Gross Profit	352,855	364,236

Operating Expenses
Selling, general and administrative	2,017,471	1,059,078
Research and development	-	1,060
Amortization of intangible assets	81,185	80,924
Total Operating Expenses	2,098,656	1,141,062

Operating Loss from continuing operations	(1,745,801)	(776,826)

Other (Expenses) Income, Net
Other income	132	2,498
Interest expense	(8,059)	(593,362)
Total Other Expenses, Net	(7,927)	(590,864)

Net Loss from continuing operations	(1,753,728)	(1,367,690)

Net Income (Loss) from discontinued operations	844,863	(504,601)

Net Loss Applicable to Common Shareholders	$(908,865)	$(1,872,291)

Basic Income (Loss) Per Common Share
From continuing operations	(0.10)	(0.09)
From discontinued operations	0.05	(0.03)
Net Loss per share – basic and diluted	$(0.05)	$(0.12)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	17,945,929	16,037,913

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 (Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2007	16,878,451	$16,877	64	$-	632,185	$632

Stock issued in connection with
termination of stockholder
and license agreement	3,000,000	3,000	-	-	-	-

Issuance and amortization of
stock-based compensation
related to restricted stock grants	152,000	152	-	-	-	-

Net loss	-	-	-	-	-	-

Balance - September 30, 2007	20,030,451	$20,029	64	$-	632,185	$632

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2007	$36,115,030	$(20,024,635)	$16,107,904

Stock issued in connection with
termination of stockholder
and license agreement	1,377,000	-	1,380,000

Issuance and amortization of
stock-based compensation
related to restricted stock grants	214,689	-	214,841

Net loss	-	(908,865)	(908,865)

Balance - September 30, 2007	$37,706,719	$(20,933,500)	$16,793,880

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	2007	2006

Cash Flows From Operating Activities:

Net loss	$(908,865)	$(1,872,291)

Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	11,061	104,613
Amortization of intangible assets	81,185	446,511
Non-cash interest expense	30,915	1,292,583
Stock-based compensation to employees and directors	214,841	398,630
Stock issued in connection with termination of
stockholder and license agreement	1,380,000	-
Fair value of warrants issued to a consultant	-	253,038
Changes in operating assets and liabilities:
Accounts receivable	(1,308,835)	1,550,982
Unbilled receivables	353,440	699,629
Inventory and work in process	11,253	(54,424)
Deposits and prepaid expenses and other current assets	(14,185)	(5,907)
Accounts payable	(920,810)	(2,568,725)
Unearned revenue	(97,389)	-
Accrued expenses and other current liabilities	(2,089)	(966,687)
Due to related parties	(42,700)	(201,370)
Net Cash Used In Operating Activities	(1,212,178)	(923,418)

Cash Flows From Investing Activities:
Purchase of property and equipment	(7,905)	(32,151)
Net Cash Used In Investing Activities	(7,905)	(32,151)

Cash Flows From Financing Activities:
Proceeds from term loan	-	3,000,000
Proceeds from revolving line of credit, net	1,603,985	2,645,621
Payment of debt issuance costs	-	(141,667)
Payment of loan guarantee fee to Markland	-	(580,372)
Repayment of term loan	(250,000)	(83,333)
Payment of note payable and long-term debt	(338,272)	(5,003,411)
Net Cash Provided by (Used In) Financing Activities	1,015,713	(163,162)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (concluded) (Unaudited)

	2007	2006

Net Decrease In Cash	(204,370)	(1,118,731)

Cash and Cash Equivalents - Beginning of Period – including
$1,028,539 and $2,859,055, respectively, of cash related to
discontinued operations	1,140,227	3,362,210

Cash and Cash Equivalents - End of Period`- including
$832,426 and $2,069,981, respectively, of cash related to
discontinued operations	$935,857	$2,243,479

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$343,935	$154,876
Taxes	$-	$-

Non-cash Investing and Financing Activities:
Fair value of common stock and warrants issued as
deferred financing costs	$-	$561,870

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

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

Proposed Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest and its wholly owned subsidiary, E-OIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest will sell EOIR to LLC (see Note 3).  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

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

Reclassification

Certain amounts in the financial statements for the three months ended September 30, 2006 have been reclassified to conform with presentations for the three months ended September 30, 2007 (see Note 3).

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

Concentrations and Risks

Technest, from time to time, has cash balances in banks in excess of the maximum amount insured by the FDIC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of September 30, 2007.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at September 30, 2007. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years

Property and equipment consisted of the following at September 30, 2007:

Software	$38,697
Computer equipment	24,665
Furniture and fixtures	111,285
174,647
Less accumulated depreciation	(75,788)
$98,859

Depreciation expense from continuing operations for the three months ended September 30, 2007 and 2006 was $11,061 and $9,256, respectively.

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

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.

 The Company is primarily subject to U.S. federal, Massachusetts, Virginia and Maryland state income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of July 1 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.

Loss Per Share

Basic and diluted net loss per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net loss per share is computed by dividing net loss by weighted-average common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the three months ended September 30, 2007 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting unit is its operating segment since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the three months ended September 30, 2007 and 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", Technest continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, Technest evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2007 and 2006.

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

In accordance with SFAS No. 144, paragraph 30, the Company determined that in May 2007, EOIR represented a disposal group that should be presented in the financial statements as held for sale.  As a result, the assets and liabilities of EOIR have been presented separately as a discontinued operation in the consolidated Balance Sheet at September 30, 2007.  The net assets of EOIR have been measured at the lower of their carrying amount or fair value less costs to sell.  As of September 30, 2007, there was no write-down of EOIR’s carrying value.  EOIR’s goodwill has been accounted for under SFAS No. 142 (see Note 2).

The major classes of assets and liabilities associated with discontinued operations were:

September 30,
2007

Assets related to discontinued operations:
Cash	$832,426
Accounts receivable	10,382,514
Unbilled receivable	1,105,020
Restricted cash	-
Prepaid expenses and other current assets	125,931
Total current assets	12,445,891

Property and equipment, net	282,205
Deposits	47,603
Deferred financing costs	1,238,985
Definitive lived intangible assets, net	9,006,632
Goodwill	9,159,513
Total non-current assets	19,734,938

Total assets related to discontinued operations	$32,180,829

Liabilities related to discontinued operations:
Accounts payable	$7,073,893
Unearned revenue	169,920
Due to related party	249,940
Accrued expenses and other current liabilities	3,015,679
Current portion of long term debt	10,532,943
Total current liabilities	21,042,375

Total liabilities related to discontinued operations	$21,042,375

All of the assets and liabilities of EOIR have been classified in the Balance Sheet as current since the proposed sale is expected to close and proceeds received within one year.

For the three months ended September 30, 2007 and 2006, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006

Revenues from discontinued operations	$17,818,559	$19,192,171

Net income (loss) from discontinued operations	$844,863	$(504,601)

After the closing of the EOIR sale, the Company does not expect any additional cash flows related to EOIR.  Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling approximately $533,304 and $243,976 in the three months ended September 30, 2007 and 2006, respectively, have been included in the net income (loss) from discontinued operations.

The following information relates to specific assets and liabilities included in the disposal group.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of the following at September 30, 2007:

	Amount	Useful life (years)
C Customer relationships and contracts - EOIR- Sensor Technologies	11,755,000	9
Customer relationships and contracts - EOIR- Chemical Detection	1,551,944	10
	13,306,944
Accumulated amortization	(4,300,312)
Net definite-lived intangible asset	$9,006,632

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

Amortization expense, included in net loss from discontinued operations, was $0 and $365,326 for the three months ended September 30, 2007 and 2006, respectively.

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

At September 30, 2007, the face value of the notes and unamortized discount was $1,550,000 and $133,333, respectively. During the three months ended September 30, 2007, the Company amortized $12,500 to non-cash interest expense. Interest expense on these notes for the three months ended September 30, 2007 was $62,438.

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

As consideration for the subordination of the security interest to the Bank and in connection with the closing of the Financing on August 10, 2006, the Company issued to the seven remaining EOIR subordinated note holders a total of 99,779 shares of the Company’s common stock having a fair value of $344,238, of which our current Chief Executive Officer and one of the Company’s directors, Joseph P. Mackin, received 23,913 shares. The shares vest 18 months from the date of grant and will accelerate upon the sale of EOIR.  The value of these shares was recorded as deferred financing costs and is classified as assets related to discontinued operations due to the repayment of the financing upon the sale of EOIR.

Upon the date of closing under the Credit Agreements, the Company borrowed the entire $3,000,000 available under the Term Loan facility and borrowed approximately $4,445,000 under the Revolver. At September 30, 2007, the outstanding balance was $1,916,667 on the Term Loan and $6,166,793 on the Revolver.

Interest on all outstanding amounts under the Term Loan is payable monthly at a rate equal to the Bank’s prime rate plus 2.75%. Each loan under the Term Loan is repayable in 36 equal monthly principal installments (currently $83,333) plus accrued interest.

The Bank’s prime rate as of September 30, 2007 was 7.75%.  Interest expense on these loans for the three months ended September 30, 2007 and 2006, was $28,923 and $154,783, respectively.

The Revolver bears interest at a rate equal to the Bank’s prime rate plus 0.50% per annum, but the Company must pay a minimum quarterly amount equal to the interest on an outstanding balance of $1,400,000. In addition, the Company pays a monthly collateral handling fee of 0.10% per month on financed receivables. Interest and handling fees are paid as invoices are collected.

As of September 30, 2007, the Company had the following covenants with the Bank.

1.	Term Loan - Priced at Prime plus 3.50%; Beginning with month ending May 31, 2007 and thereafter pricing to be as follows:

Fixed Charge Coverage Ratio	Pricing
1.00x - 1.24x	Prime plus 3.25%
1.25x - 1.49x	Prime plus 3.00%
>= 1.50x	Prime plus 2.75%

2.
Revolver priced at Prime plus 1.00% and a collateral handling fee of 0.25% per month; reduces to the existing Interest Rate structure, per the first loan modification dated February 14, 2007, upon compliance with all financial covenants beginning May 31, 2007 and thereafter.

Fixed Charge Coverage Ratio
July 31, 2007 - 1.25x
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

In September 2007, the Company extended the term of the Revolver to February 28, 2008.

Markland has entered into an Unconditional Guaranty pursuant to which Markland agreed to guaranty up to $6,000,000 of the principal obligations plus interest thereon and related expenses under certain Credit Agreements and a Stock Pledge Agreement pursuant to which Markland pledged to the Bank 1,739,130 shares of Technest common stock currently owned by Markland, which had a market value of $6,000,000 as of August 4, 2006. The Unconditional Guaranty and the Stock Pledge Agreement terminate August 3, 2008 if no event of default has occurred. In consideration for this Unconditional Guarantee and Stock Pledge Agreement, Technest paid Markland $580,372. This amount has been recorded as a debt issuance cost and was being amortized over the life of the Term Loan of 36 months prior to adoption of SFAS 144, which halted amortization.

A summary of the deferred financing costs as of September 30, 2007 is as follows:

Payment to Markland for Unconditional Guaranty	$580,372
Fair value of warrants granted to Silicon Valley Bank	217,732
Fair value of common stock issued to EOIR note holders in connection with subordination	344,238
Other deferred financing costs paid	492,953
Gross deferred financing costs	1,635,295
Accumulated amortization	(396,310)
Net deferred financing costs	$1,238,985

The Company ceased amortizing the deferred financing costs and other long lived assets beginning in May 2007 as a result of adopting SFAS 144.

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

The Company used a portion of the proceeds of the Financing to pre-pay the outstanding principal of $4,952,526 of certain EOIR promissory notes issued in June 2004. After these payments, the remaining outstanding notes had a total principal balance of $1,655,885. The security interest securing these remaining notes was subordinated to the Bank’s first priority security interest.

During the three months ended September 30, 2007 the security interest of the remaining notes was further subordinated to the interest of Shelter Island for the Debentures issued to them.  As a consideration for this subordination, the Company incurred a cost of $82,795 related to a subordination fee payable to the Note holders.

At September 30, 2007, the face value of the EOIR Seller Notes and unamortized discount was $1,167,859 and $135,043, respectively. During the three months ended September 30, 2007, the Company amortized $18,415 to non-cash interest expense. Interest expense related to the EOIR Seller Notes for the three months ended September 30, 2007 and 2006, was $18,297 and $58,716, respectively.

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at September 30, 2007:

	Amount	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	161,110	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(852,444)
Net definite-lived intangible asset	$878,666

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

Amortization expense was $81,185 for the three months ended September 30, 2007 and 2006

5.  STOCKHOLDERS' EQUITY

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

At September 30, 2007 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

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

At September 30, 2007, the Company had -0- shares of Series B Preferred Stock and 632,185 shares of Series C Preferred Stock issued and outstanding.

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

Common Stock Issuances

During the three months ended September 30, 2007, the Company issued the following amounts of common stock:

•	152,000 shares of Technest common stock to three executives of the Company pursuant to employment agreements and performance bonuses.	.
•
3,000,000 shares of Technest common stock to Southridge Partners, LP with a value of $1,380,000 in connection with the Termination of Certain Sections of Stockholder Agreement and of License Agreement which has been included in selling, general and administrative expenses from continuing operations.

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

6.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

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

No options were granted pursuant to the Plan during the periods ended September 30, 2007 and 2006 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2007	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, September 30, 2007	649,286	$5.00

The following table summarizes the Company's warrants outstanding at September 30, 2007:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			3.2 years

As of September 30, 2007 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the three months ended September 30, 2007 was $214,841.

As of September 30, 2007, the Company has 551,421 shares available for future grant under the Plan.

7.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September, 2007, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of September 30, 2007	1,587,518

8. COMMITMENTS AND CONTINGENCIES

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

Rent expense for continuing operations in the three months ended September 30, 2007 and 2006 was $52,502 and $57,086, respectively.

Lien on Assets

Silicon Valley Bank (see Note 3) has a primary lien on all the assets of Technest and its subsidiaries. The balance outstanding to Silicon Valley Bank as of September 30, 2007 was $8,083,460.

Employment Agreements with Joseph P. Mackin and Gino M. Pereira

The Company is obligated under employment agreements with certain members of senior management.

Audit Committee

On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairman of the Company’s audit committee.  Until such time as another independent director, who also qualifies as a financial expert, is elected to Board of Directors, the audit committee has been disbanded.

9.  INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2007 and 2006 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

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

10.  RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2007, Markland invoiced, and EOIR paid, $42,686 in conjunction with the supply of products pursuant to an arms length sub-contract.

At September 30, 2007, Technest has an amount due from Markland of $2,604.  Included in the liabilities related to discontinued operations is $249,940 due to Markland.

11.  EMPLOYEE BENEFIT PLANS

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

Contributions and other costs of this plan in the three months ended September 30, 2007 and 2006 were $25,856 and $27,819, respectively.

12.  LITIGATION

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

As of November 6, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for December 4, 2007.

Genex Technologies, Inc.

On or about October 10, 2007, David Tunnell, one of the Company’s employees, commenced an action in the United States District Court for the District of Maryland against Genex Technologies, Inc. (“Genex”) and Jason Geng, the former sole stockholder of Genex.  Mr. Tunnell is seeking damages in the amount of $420,000 for breach of contract for an agreement entered into prior to the sale of Genex to Technest.  Mr. Tunnell also brings suit under a Maryland wage payment statute that allows for treble damages.  Genex believes that it has substantial defenses against Mr. Tunnell's claims.  Genex will be aggressively defending this action, and vigorously opposes all relief sought.

13. SUBSEQUENT EVENT

On or about November 8, 2007, the Company issued 130,000 shares of its common stock with a fair value of $72,800 to employees under the Company’s stock award plan.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2007 should be read together with our financial statements and related notes included elsewhere in this report.

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

Technest Business

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

Technest Business Strategy

Moving forward it is our goal to establish the Company as the leading supplier of 3-D imaging products and solutions. The broad strategies that we have in place to achieve this goal are outlined below:

•	Focus on commercialization of pipeline products;

•	Utilize relationships with current industry partners to bring technology to market

•	Develop recurring revenue models;

•	Consolidate our position as a leading innovator in 3-D imaging through continued research and development

•	Continue to develop a robust intellectual property portfolio ; and

•	Seek strategic acquisitions.

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

RESULTS OF OPERATIONS
 Recent Developments

Sale of EOIR Technologies, Inc.

In May 2007, in order to realize the value of E-OIR Technologies Inc. for the benefit of our shareholders, the Board of Directors adopted a plan to sell this wholly owned subsidiary of Technest Holdings, Inc. On September 10, 2007, Technest and  E-OIR Technologies, Inc., entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company, pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.

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

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

Revenues

Technest had $561,773 in revenues from continuing operations during the three months ended September 30, 2007 compared with $777,467 during the three months ended September 30, 2006. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues do not consistently accrue from quarter to quarter.

Gross profit

The gross profit from continuing operations for the three months ended September 30, 2007 was $352,855 or 63% of revenues. The gross profit for the three months ended September 30, 2006 was $364,236 or 47% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 were $2,017,471 and consisted primarily of payroll related expenses of approximately $157,790, non cash amortization of stock-based compensation to directors and officers amounting to $207,491 and $1,380,000 related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $1,059,078, and consisted primarily of non cash amortization of stock-based compensation amounting to $398,630.

Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $533,304 and $243,976 in the three months ended September 30, 2007 and 2006, respectively, have been included in the net income (loss) from discontinued operations.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2007 and 2006 was $81,185. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss from continuing operations for the three months ended September 30, 2007 was $1,745,801. The operating loss from continuing operations for the three months ended September 30, 2006 was $776,826.

Other (expenses) income

In the three months ended September 30, 2007, Technest charged to interest expense $8,059. Interest expenses attributable to loans that will be paid off at the closing of the sale of EOIR have been included in the cost of discontinued operations.

In the three months ended September 30, 2006, Technest charged to interest expense $593,362 which primarily arose from interest paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.

Discontinued Operations

Revenues from EOIR’s operation in the three months ended September 30, 2007 were $17,818,559 compared with $19,192,171 for the three months ended September 30, 2006.

The net income from EOIR’s operations was $844,863 in the three months ended September 30, 2007 compared with a net loss of $504,601 for the three months ended September 30, 2006. The increase is attributable to gains made from overhead cost reductions implemented in the fourth quarter of fiscal year 2007.  The net income and net loss for the three months ended September 30, 2007 and 2006 included costs of $533,304 and $242,976 respectively for costs incurred by Technest that are clearly associated with the discontinued operation.

Net Loss applicable to common shareholders

The net loss attributable to common shareholders for the three months ended September 30, 2007 was $908,865.

The net loss applicable to common stockholders for the three months ended September 30, 2006 was $1,872,291.

Liquidity and Capital Resources

Cash and Working Capital

On September 30, 2007, Technest had a negative working capital balance from continuing operations of $226,662 and a negative working capital balance from discontinued operations of $8,596,484. Net cash used in operating activities for the three months ended September 30, 2007 was $1,212,178.

Cash Used in Investing Activities

In the three months ended September 30, 2007, Technest used cash of $7,905 for the acquisition of property and equipment.

Cash Used in Financing Activities

In the three months ended September 30, 2007, $588,272 was used for loan repayments, primarily related to the EOIR seller notes and the Silicon Valley Bank Term note. Our revolver from Silicon Valley Bank provided additional funds of $1,603,985.

Sources of Liquidity

During the three months ended September 30, 2007, we satisfied our operating and investing cash requirements primarily from financing activities and cash reserves. As discussed elsewhere, EOIR is expected to be sold, subject to certain conditions, with $11 million being payable in cash to the Company on closing plus a working capital adjustment that would have provided an additional  $2.5 million had the transaction closed on September 30, 2007, and a further $23 million payable contingent on the re-award of the NVESD contract. There are expected to be no further cash obligations relating to discontinued operations after the sale. Our current expectation is for the sale to close prior to December 31, 2007.  The initial proceeds will be used to extinguish debt from Silicon Valley Bank, Shelter Island and the EOIR note holders. As of September 30, 2007, the face value of these loans was $10,532,943. The balance of the initial proceeds will be used for other contractual obligations and working capital.  The decision on the contingent payment is also expected during fiscal 2008. EOIR has won this contract three times in a row and management believes that EOIR is well positioned to do so again although there can be no assurances that it will do so. The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2008. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2007, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Principles of Consolidation

Our consolidated financial statements as of September 30, 2007 include the accounts of Technest, and our wholly-owned subsidiary- Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

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

From time to time we have cash balances in banks in excess of the maximum amount insured by the FDIC. In addition, we derive substantially all of our contract revenue from contracts with Federal government agencies. Consequently, substantially all of our accounts receivable are due from Federal government agencies either directly or through other government contractors.

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

No new technologies were acquired during the three months ended September 30, 2007 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the three months ended September 30, 2007 and 2006.

Revenue Recognition

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the nine months ended September 30, 2007 less than 5% of Technest’s revenue has come from firm fixed price contracts.

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

Technest has had net operating losses each year since its inception. As of September 30, 2007, our accumulated deficit was $20,933,500. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Risks Related To The Company Following The Sale Of EOIR

If Technest is not successful in its businesses after the sale of EOIR, the anticipated benefits of the sale may not be realized.

Historically, EOIR has been the majority of Technest’s business operations.  After the sale of EOIR, Technest will operate independent of EOIR and EOIR’s resources.  Achieving the anticipated benefits of the sale will depend, in part, on the Company’s success in leveraging opportunities and success in applying the proceeds of the sale. The challenges involved include the following:

•	maintaining the dedication of management resources to sale activities without diverting attention from the day-to-day businesses that will remain with the Company after the sale;

•	shifting management’s primary focus to technologies in the fields of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging;

•	establishing new sales and vendor partner relationships in these fields;

•	demonstrating to customers that the sale will not result in adverse changes to the ability of the Company to address the needs of customers; and

•	retaining key employees.

It is not certain that Technest can be successful in a timely manner or at all or that any of the anticipated benefits of the sale will be realized.  In addition, Technest cannot assure you that there will not be substantial unanticipated costs associated with the sale process, that the sale activities will not result in a decrease in revenues in Technest’s other businesses and/or a decrease in the value of Technest common stock, or that there will not be other material adverse effects from the sale. If the benefits of the sale do not meet the market expectations, the market price of Technest common stock may decline.

The Common Stock of the Company after the Sale of EOIR may be affected by factors different from those affecting the price of Technest Common Stock prior to the Sale.

As the Technest businesses remaining after the sale of EOIR are different from the current business of EOIR, the results of operations as well as the price of Technest common stock on completion of the sale may be affected by factors different from those factors affecting Technest as an entity today.  Technest after the sale of EOIR will face additional risks and uncertainties not otherwise facing the larger more developed business of EOIR.

Technest’s controlling stockholder has significant influence over the Company.

According to the stock records of Technest, as of October 22, 2007, the date upon which stockholders of record were entitled to give written consent to the sale of EOIR, Southridge, together with its affiliates, were the largest stockholders of Technest, being the record holders of 8,544,397 shares of Technest’s outstanding common stock.  Southridge and certain of its affiliates acquired shares of our outstanding common stock from Markland, as well as Markland preferred stock convertible into outstanding Technest common stock currently owned by Markland, in a series of transactions described in a Form 8-K filed with the SEC by Markland on June 29, 2007.  Upon conversion of the Markland preferred stock recently issued to Southridge and its affiliates that is convertible into Technest common stock currently owned by Markland, subject to state law, Southridge and its affiliates could acquire greater than a majority interest in Technest common stock.  In addition, on August 31, 2007, we entered into a Release Agreement with Southridge pursuant to which we agreed to increase the size of the board of directors of Technest from five to six and to elect two reasonably qualified individuals representing Southridge to fill the newly created directorships in accordance with Technest’s bylaws.  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

Our stock price has been volatile. From January 2003 to November 2007, the trading price of our common stock ranged from a low price of $0.02 per share to a high price of $63.29 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of November 6, 2007, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for December 4, 2007.

Genex Technologies, Inc.

On or about October 10, 2007, David Tunnell, one of the Company’s employees, commenced an action in the United States District Court for the District of Maryland against Genex Technologies, Inc. (“Genex”) and Jason Geng, the former sole stockholder of Genex.  Mr. Tunnell is seeking damages in the amount of $420,000 for breach of contract for an agreement entered into prior to the sale of Genex to Technest.  Mr. Tunnell also brings suit under a Maryland wage payment statute that allows for treble damages.  Genex believes that it has substantial defenses against Mr. Tunnell's claims.  Genex will be aggressively defending this action, and vigorously opposes all relief sought.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On October 23, 2007, stockholders of the Company representing approximately 55.5% of the total number of issued and outstanding shares of our capital stock entitled to vote executed and delivered to the Company their consent approving the Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc. for the sale of EOIR (the “Sale”) and the transactions contemplated thereby. The stockholder consent is sufficient under Nevada law to approve the Stock Purchase Agreement without the requirement of any other stockholder vote. No further action of the stockholders is required to approve the Sale.  Pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, an information statement must be transmitted to Technest’s stockholders prior to such action by written consent becoming effective; such action is effective on the twentieth (20th) day following the date a definitive information statement is first sent to the stockholders of Technest.  On October 26, 2007, Technest filed a preliminary information statement with the SEC.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1
2.2	Form of Voting Agreement with a list of signatories.		8-K	September 13, 2007	2.2
3.1	By-law amendments.		8-K	October 4, 2007	3.1
10.1	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP		8-K	September 7, 2007	10.1
10.2	Consulting Agreement between E-OIR Technologies, Inc. and Robert Doto effective as of October 1, 2007.		10-KSB/A	October 29, 2007	10.1
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.
Date: November 16, 2007	By:	/s/ Joseph P. Mackin Joseph P. Mackin Chief Executive Officer and President

Date: November 16, 2007	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Financial Officer