Form 10QSB
period 2007-12-31
TECHNEST HOLDINGS INC
filed 2008-02-19
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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

As of  February 14, 2008, there were 20,505,863 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
DECEMBER 31, 2007

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,345,495
Accounts receivables	528,712
Inventory	13,778
Restricted cash	235,000
Prepaid expenses and other current assets	105,856
Total Current Assets	3,228,841

Property and Equipment – Net of accumulated depreciation $86,548	98,075

Other Assets
Deposits	28,525
Definite-lived intangible assets – Net of accumulated amortization $933,629	797,481
Goodwill	4,876,038
Total Other Assets	5,702,044

Total Assets	$9,028,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$1,087,510
Unearned Revenue	11,493
Accrued expenses and other current liabilities	1,516,683
Total Current Liabilities	2,615,686

Total Liabilities	2,615,686

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007 (concluded)
(Unaudited)

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at December 31, 2007)
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 632,185 issued and outstanding (preference in liquidation
of $1,375,002 at December 31, 2007)	632
Common stock - par value $.001 per share; 500,000,000 shares authorized;
20,160,451 shares issued and outstanding	20,159
Additional paid-in capital	37,756,056
Accumulated deficit	(31,363,573)
Total Stockholders’ Equity	6,413,274

Total Liabilities and Stockholders’ Equity	$9,028,960

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Revenues	$761,800	$570,522

Cost of Revenues	520,316	508,221

Gross Profit	241,484	62,301

Operating Expenses
Selling, general and administrative	530,481	1,122,505
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	611,666	1,203,690

Operating Loss from continuing operations	(370,182)	(1,141,389)

Other (Expenses) Income, Net
Other income	20	601
Interest expense	(3,270)	(684,782)
Total Other Expenses, Net	(3,250)	(684,181)

Net Loss from continuing operations	(373,432)	(1,825,570)

Net Loss from discontinued operations (including loss of disposal in 2007 of $7,949,039)	(10,056,641)	(47,542)

Net Loss Applicable to Common Shareholders	$(10,430,073)	$(1,873,112)

Basic and Diluted Income (Loss) Per Common Share
From continuing operations	$(0.02)	$(0.11)
From discontinued operations	(0.50)	0.00
Net Loss per share - basic and diluted	$(0.52)	$(0.11)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,105,342	16,432,728

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Revenues	$1,323,573	$1,347,989

Cost of Revenues	729,234	921,452

Gross Profit	594,339	426,537

Operating Expenses
Selling, general and administrative	2,547,952	2,182,643
Amortization of intangible assets	162,370	162,110
Total Operating Expenses	2,710,322	2,344,753

Operating Loss from continuing operations	(2,115,983)	(1,918,216)

Other (Expenses) Income, Net
Other income	152	3,099
Interest expense	(11,329)	(1,246,827)
Total Other Expenses, Net	(11,177)	(1,243,728)

Net Loss from continuing operations	(2,127,160)	(3,161,944)

Net Loss from discontinued operations (including loss on disposal in 2007 of $7,949,039)	(9,211,778)	(583,459)

Net Loss Applicable to Common Shareholders	$(11,338,938)	$(3,745,403)

Basic and Diluted Loss Per Common Share
From continuing operations	$(0.11)	$(0.19)
From discontinued operations	(0.49)	(0.04)
Net Loss per share - basic and diluted	$(0.60)	$(0.23)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	19,025,636	16,234,986

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT CHANGES IN OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2007	16,878,451	$16,877	64	$-	632,185	$632

Stock issued in connection with
termination of stockholder
and license agreement	3,000,000	3,000	-	-	-	-

Issuance and amortization of
stock-based compensation
related to restricted stock grants	282,000	282	-	-	-	-

Net Loss	-	-	-	-	-	-

Balance - December 31, 2007	20,160,451	$20,159	64	$-	632,185	$632

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2007	$36,115,030	$(20,024,635)	$16,107,904

Stock issued in connection with
termination of stockholder
and license agreement	1,377,000	-	1,380,000

Issuance and amortization of
stock-based compensation
related to restricted stock grants	264,026	-	264,308

Net Loss	-	(11,338,938)	(11,338,938)

Balance - December 31, 2007	$37,756,056	$(31,363,573)	$6,413,274

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

	2007	2006

Cash Flows From Operating Activities:

Net loss	$(11,338,938)	$(3,745,403)

Adjustment to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization of property and equipment	21,821	212,119
Amortization of intangible assets	162,370	893,023
Non-cash interest expense	1,538,276	861,643
Stock-based compensation to employees and directors	264,308	711,580
Stock issued in connection with termination of stockholder
and license agreement	1,380,000	-
Stock issued in connection with settlement of liquidated damages	-	1,241,827
Fair value of warrants issued to a consultant	-	253,038
Loss on disposal of discontinued operations	7,949,039	-
Changes in operating assets and liabilities:
Accounts receivable	8,851,172	864,860
Unbilled receivables	1,515,558	1,164,819
Inventory and work in process	(2,525)	20,006
Restricted cash	(235,000)	-
Deposits and prepaid expenses and other current assets	87,044	38,354
Accounts payable	(7,184,252)	(3,206,681)
Unearned revenue	(255,816)	-
Accrued expenses and other current liabilities	(2,001,181)	(1,156,732)
Due to related parties	(290,036)	(152,953)
Net Cash Provided by (Used In) Operating Activities	461,840	(2,000,500)

Cash Flows From Investing Activities:
Purchase of property and equipment	(38,581)	(37,121)
Proceeds from disposal of discontinued operations, net of transaction costs	10,567,615	-
Net Cash Provided by (Used In) Investing Activities	10,529,034	(37,121)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006 (concluded)
(Unaudited)

	2007	2006

Cash Flows From Financing Activities:
Proceeds from term loan	-	3,000,000
(Repayment of) proceeds from revolving line of credit, net	(4,562,808)	3,360,635
Payment of debt issuance costs	-	(141,667)
Payment of loan guarantee fee to Markland	-	(580,372)
Repayment of term loan	(2,166,667)	(333,333)
Repayment of notes payable	(3,056,131)	(5,003,411)
Net Cash Provided by (Used In) Financing Activities	(9,785,606)	301,852

Net Increase (Decrease) In Cash	1,205,268	(1,735,769)

Cash and Cash Equivalents - Beginning of Period	1,140,227	3,362,210

Cash and Cash Equivalents - End of Period	$2,345,495	$1,626,441

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,329,411	$307,258
Taxes	$-	$-
Non-cash investing and financing activities:
Fair value of common stock and warrants issued as
deferred financing costs	$-	$561,870

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(Unaudited)

1.  NATURE OF OPERATIONS

Business

Technest Holdings, Inc. and its subsidiary (“Technest” or “the Company”) are engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily in the security and healthcare industries. Historically, the Company’s largest customers have been the Department of Defense and the National Institutes of Health.

Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest and its wholly owned subsidiary, EOIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest agreed to sell EOIR to LLC (see Note 3).  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. The sale was completed on December 31, 2007.

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

On December 31, 2007, the Company divested the operations of its subsidiary, EOIR Technologies, Inc.  In accordance with SFAS No. 144, the assets, liabilities and results of operations of this consolidated subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 3).

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the result that may be expected for the year ending June 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts in the financial statements for the three months and six months ended December 31, 2006 have been reclassified to conform with presentations for the three months and six months ended December 31, 2007 (see Note 3).

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

Substantially all of Technest’s revenues are currently generated from individual customers within the Department of Defense and the National Institutes of Health under Small Business Innovative Research contracts.

Technest is subject to risks common to companies in the Homeland Defense Technology industry, including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of December 31, 2007.

Restricted cash represents amounts held in an escrow account related to the sale of EOIR and a certificate of deposit securing Company credit cards.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at December 31, 2007. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years

Property and equipment consisted of the following at December 31, 2007:

Software	$48,673
Computer equipment	24,665
Furniture and fixtures	111,285
184,623
Less accumulated depreciation	(86,548)
$98,075

Depreciation expense from continuing operations for the six months ended December 31, 2007 and 2006 was $21,822 and $20,786 respectively.

Definite-lived Intangible Assets

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

The fair value of cash, accounts receivable and accounts payable approximate their recorded amounts because of their relatively short settlement terms.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of July 1 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the three months and six months ended December 31, 2007 because their inclusion would have had the effect of decreasing the loss per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting unit is its operating segment since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the six months ended December 31, 2007 and 2006.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended December 31, 2007 and 2006.

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

Stock-Based Compensation

The Company applies the provisions of SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”. Under SFAS No. 123(R), the Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the requisite service period based on the fair value for each stock award on the grant date.

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

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

3.  DISCONTINUED OPERATIONS

In May 2007, the Company’s Board of Directors approved a plan to divest the operations of EOIR. On September 10, 2007, Technest and its wholly owned subsidiary, EOIR Technologies, Inc. entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company, pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services. The sale was completed on December 31, 2007.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. A decision on the award of the contract is expected during fiscal 2008. The contingent consideration of $23 million has not been included in the proceeds used in calculating the loss on disposal. Any contingent consideration will be recorded when the contingency is resolved.  The Company recorded a loss on disposal of $7,949,039. Should the contingent consideration be received, the Company would record an overall profit on disposal of approximately $15 million.

The major classes of assets and liabilities disposed of were:

December 31
2007

Assets related to discontinued operations:
Cash	$865,042
Accounts receivable	15,113,331
Unbilled receivable	4,110,027
Prepaid expenses and other current assets	337,516
Total current assets	20,425,916

Property and equipment, net	302,905
Deposits	47,603
Definitive lived intangible assets, net	9,006,632
Goodwill	9,159,513
Total non-current assets	18,516,653

Total assets related to discontinued operations	$38,942,569

Liabilities related to discontinued operations:
Accounts payable	$16,222,997
Unearned revenue	172,784
Accrued expenses and other current liabilities	4,987,678
Current portion of long term debt	5,969,513
Total current liabilities	27,352,972

Total liabilities related to discontinued operations	$27,352,972

Included in the current portion of long term debt above is all debt required to be repaid at the closing of the sale of EOIR.

The loss of disposal of EOIR was determined as follows:

Gross proceeds from sale	$11,069,947
Transaction costs	(502,332)
Net proceeds received at closing	10,567,615
Working capital adjustment due to White Oaks (estimated)	(957,543)
Technest investment in EOIR	(17,559,111)
Loss of disposal of EOIR	$(7,949,039)

The Stock Purchase Agreement calls for an adjustment to the purchase price based on the final working capital in EOIR on the date of sale.  At December 31, 2007, the Company paid The White Oak Group $50,000 and has estimated that it owes an additional $907,543 related to this adjustment.  This amount is included in accounts payable at December 31, 2007.

For the three months and six months ended December 31, 2007 and 2006, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	Three Months Ended
	December 31,	December 31,
	2007	2006

Revenues from discontinued operations	$28,281,311	$15,180,350

Net loss from discontinued operations	$(2,107,602)	$(47,542)

	Six Months Ended
	December 31,	December 31,
	2007	2006

Revenues from discontinued operations	$46,099,851	$34,372,521

Net loss from discontinued operations	$(1,262,739)	$(583,459)

 Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling approximately $4,075,022 and $243,976 in the six months ended December 31, 2007 and 2006, respectively, have been included in the net loss from discontinued operations.

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at December 31, 2007:

	Amount	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	161,110	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(933,629)
Net definite-lived intangible asset	$797,481

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals in accordance with EITF 02-17. In determining the estimated useful life of the customer relationships and contracts, the Company considered a number of factors including, its history with these customers which dates back to 1993, the remaining term of existing contracts, the status of outstanding bids submitted for additional contracts or contract extensions, the stage of development of the major tasks covered by existing contracts, the likelihood of receiving additional contracts or contract extensions and the term over which the Company could reasonably predict future revenues from existing customers.

Amortization expense was $162,370 and $162,110 for the six months ended December 31, 2007 and 2006, respectively.

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

At December 31, 2007 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

The Series B Preferred Stock was convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock had a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issuable upon conversion of each share of Series B preferred stock was approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock had a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, did not accrue dividends and were not redeemable. The Series B Preferred Stock ranked pari passu with the Company's Series A and C Preferred Stock.

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

Technest entered into a Registration Rights Agreement dated February 14, 2005. Pursuant to this agreement, Technest agreed to file a registration statement covering the resale of (a) all of the common stock issuable upon conversion of the Series C preferred stock, (b) all of the common stock issuable upon exercise of the common stock purchase warrants, and (c) common stock which may become issuable to selling stockholders as liquidated damages for breach of covenants contained in or as a result of adjustments contemplated by the securities purchase agreement and the registration rights agreement. Technest agreed to use its best efforts to cause the registration statement to be declared effective as promptly as possible thereafter. On December 31, 2005, the Company amended the terms of this Registration Rights Agreement so that liquidated damages could only be paid for in the Company’s common stock at a rate of 4% of the initial subscription amount for any month.  On February 7, 2007, the required registration statement became effective and, as a result, the Company does not expect to incur any additional liquidated damages.

At December 31, 2007, the Company had -0- shares of Series B Preferred Stock and 632,185 shares of Series C Preferred Stock issued and outstanding.

In the year ended June 30, 2007, the Company incurred liquidated damages related to these registration rights of $1,726,426 which was charged to non-cash interest expense and settled by the issuance of 850,761 shares of Technest common stock.

Common Stock Issuances

During the six months ended December 31, 2007, the Company issued the following amounts of common stock:

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

•	130,000 shares of Technest common stock to two employees of the Company pursuant to performance bonuses.

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

No options were granted pursuant to the Plan during the periods ended December 31, 2007 and 2006 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2007	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, December 31, 2007	649,286	$5.00

The following table summarizes the Company's warrants outstanding at December 31, 2007:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			2.9 years

As of December 31, 2007 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the six months ended December 31, 2007 was $264,308.

As of December 31, 2007, the Company had 421,421 shares available for future grant under the Plan.

7.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months and six months ended December 31, 2007, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	632,185
Warrants	649,286
Total as of December 31, 2007	1,587,518

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

Rent expense for continuing operations in the three months ended December 31, 2007 and 2006 was $44,071 and $42,838, respectively.

Employment Agreements

The Company is obligated under employment agreements with certain members of senior management.

Audit Committee

On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairman of the Company’s audit committee.  Until such time as another independent director, who also qualifies as a financial expert, is elected to the Board of Directors, the audit committee has been disbanded.

9.  INCOME TAXES

There was no provision for federal or state income taxes for the three months ended December 31, 2007 and 2006 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

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

10.  RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2007, Markland invoiced, and EOIR paid, $264,306 in conjunction with the supply of products pursuant to a sub-contract agreement.

During the six months ended December 31, 2007, Technest paid Southridge Partners LP, $250,000 in satisfaction of a payable assigned from Markland Technologies in June 2007.

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

Contributions and other costs of this plan in the three months ended December 31, 2007 and 2006 were $22,231 and $18,450, respectively.

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

As of February 8, 2008, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for April 8, 2008.

Genex Technologies, Inc.

On or about October 10, 2007, David Tunnell, one of the Company’s employees, commenced an action in the United States District Court for the District of Maryland against Genex Technologies, Inc. (“Genex”) and Jason Geng, the former sole stockholder of Genex.  Mr. Tunnell is seeking damages for breach of contract for an agreement entered into prior to the sale of Genex to Technest.  As of January 23, 2008, this suit has been settled between Mr. Tunnel and Genex for an immaterial amount.

13. SUBSEQUENT EVENT

On or about January 2, 2008, DKR Soundshore Oasis Holding Fund converted 229,884 shares of Technest Series C Preferred Stock into 229,884 shares of Technest Holdings Common Stock.

On or about January 23, 2008, the Company issued a total of 115,000 shares of its common stock with a fair value of $54,050 to two non executive directors and two employees under the Company’s stock award plan.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending December 31, 2007 should be read together with our financial statements and related notes included elsewhere in this report.

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

On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland Technologies, Inc., we purchased all of the outstanding stock of EOIR Technologies, Inc., formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland.

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

On September 10, 2007, Technest Holdings, Inc. (the “Company” or “Technest”) and its wholly owned subsidiary, EOIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company ( “LLC”), pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. This transaction closed on December 31, 2007.

In accordance with Statement of Financial Accounting Standard No. 144 (“SFAS 144”), EOIR is presented as a discontinued operation in the consolidated financial statements.

Technest Business

As a result of the sale of EOIR, the remaining business of Technest Holdings, Inc. is the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.

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
-High-speed imaging processing hardware and embedded algorithms

 Medical Devices Division

3D Digitizer Systems provide turnkey three-dimensional (3D) imaging solutions.

The EARCAD (Ear Impression) system has been customized for applications in the custom hearing aid and ear mold markets. The EARCAD system automates the process of converting a physical ear impression into a 3D model for streamlined production and quality control. Initial applications are for manufacturers looking to streamline their operations and enables audiology practices to improve turnaround times and accuracy. Approximately 2.5 million hearing aids were sold in the United States in 2007 and the retail market world wide was over $6 billion. Market penetration still has considerable potential growth as 17.6% of the US population, or 56 million people, are over the age of 60 with increasing life expectancy. EARCAD will provide audiologists and manufacturers with a total value added solution from its range of impression and non impression scanners and associated software. In particular the non impression scanner is well suited to the new “behind the ear” fit models which are approaching 50% of all hearing aids sold. These systems will be available during mid 2008.

The AFOCAD is being developed as a Rapid Design and Fabrication Product/ Service Platform for Custom-Fabricated, Patient Specific, Ankle-Foot Orthoses (AFOs) in collaboration with Northeastern University and Spaulding Rehabilitation hospital in Boston, Massachusetts. The current market size for AFO’s is approximately $1 billion. Many stroke and diabetic patients will require an AFO as a result of their condition. The AFOCAD system is projected to be available before the end of the current calendar year.

The Dental Digitizer™ is being developed for applications in the dental industry. The system automates the process of creating 3D models from dental molds and impressions in a rapid and accurate process. This system offers significant benefits in cost, quality, and turnaround times for dental labs, dentists, and orthodontists in the creation of dental crowns, bridges, aligners, braces, and other dental solutions.

Defense and Security Division - 3D-ID

Our major products, developed and in development, include our OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, Omnivision, Small Tactical Ubiquitous Detection System (STUDS), 3D SketchArtist, and 3D FaceCam.

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

Technest Business Strategy

Moving forward it is our goal to establish the Company as the leading supplier of 3-D imaging products and solutions. The broad strategies that we have in place to achieve this goal are outlined below:

•	Focus on commercialization of pipeline products;

•	Utilize relationships with current industry partners to bring technology to market;

•	Develop recurring revenue models;

•	Consolidate our position as a leading innovator in 3-D imaging through continued research and development;

•	Continue to develop a robust intellectual property portfolio; and

•	Seek strategic acquisitions.

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

RESULTS OF OPERATIONS

 Recent Developments

Sale of EOIR Technologies, Inc.

In May 2007, the Board of Directors adopted a plan to sell this wholly owned subsidiary of Technest Holdings, Inc. On September 10, 2007, Technest and EOIR Technologies, Inc. entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company, pursuant to which Technest will sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.

The sale of EOIR to LLC was completed on December 31, 2007 and was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. A majority of the contingent payment of $23 million will be distributed to shareholders in the form of a cash dividend should it be received.

In accordance with SFAS 144, we have classified EOIR’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Three and six months ended December 31, 2007 compared with the three and six months ended December 31, 2006

Revenues

Technest had $761,800 in revenues from continuing operations during the three months ended December 31, 2007 compared with $570,522 during the three months ended December 31, 2006.

Technest had $1,323,573 in revenues from continuing operations during the six months ended December 31, 2007 compared with $1,347,989 during the six months ended December 31, 2006. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues are not consistent from quarter to quarter.

Gross profit

The gross profit from continuing operations for the three months ended December 31, 2007 was $241,484 or 32% of revenues. The gross profit for the three months ended December 31, 2006 was $62,301 or 11% of revenues.

The gross profit from continuing operations for the six months ended December 31, 2007 was $594,339 or 45% of revenues. The gross profit for the six months ended December 31, 2006 was $426,537 or 32% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2007 were $530,481 including payroll related expenses of approximately $277,706, legal expenses of $60,697 and non cash amortization of stock-based compensation to an employee amounting to $4,667.

Selling, general and administrative expenses for the three months ended December 31, 2006 were $1,122,505, and consisted primarily of non cash amortization of stock-based compensation amounting to $711,580.

Certain general and administrative expenses of the Company that are clearly associated with EOIR have been included in the net income (loss) from discontinued operations.  Such amounts totaled $1,810,075, including certain severance payments triggered by the sale of EOIR, in the three months ended December 31, 2007 and $243,976 in the three months ended December 31, 2006.

Selling, general and administrative expenses for the six months ended December 31, 2007 were $2,547,952 including payroll related expenses of approximately $435,496, non cash amortization of stock-based compensation to directors, officers and employees amounting to $219,509 and $1,380,000 related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Selling, general and administrative expenses for the six months ended December 31, 2006 were $2,182,643, and consisted primarily of non cash amortization of stock-based compensation amounting to $711,580.

Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $2,343,379 and $487,952 in the six months ended December 31, 2007 and 2006, respectively, have been included in the net loss from discontinued operations

Amortization of intangible assets

Amortization of intangible assets for the three months and six months ended December 31, 2007 was $81,185 and $162,370, respectively. Amortization of intangible assets for the three months and six months ended December 31, 2006 was $81,185 and $162,110, respectively. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss from continuing operations for the three months ended December 31, 2007 was $370,182. The operating loss from continuing operations for the three months ended December 31, 2006 was $1,141,389.

The operating loss from continuing operations for the six months ended December 31, 2007 was $2,115,983. The operating loss from continuing operations for the six months ended December 31, 2006 was $1,918,216.

Other (expenses) income

In the three months ended December 31, 2007, Technest charged to interest expense $3,270. Interest expense attributable to loans that were required to be paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

In the three months ended December 31, 2006, Technest charged to interest expense $684,782 which primarily arose from interest paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.  Interest expense attributable to loans that were required to be paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

In the six months ended December 31, 2007, Technest charged to interest expense $11,329. Interest expense attributable to loans that were paid off at the closing of the sale of EOIR have been included in the cost of discontinued operations.

In the six months ended December 31, 2006, Technest charged to interest expense $1,246,827 which primarily arose from interest paid in common stock related to liquidated damages incurred for failure to have an effective registration statement. Interest expense attributable to loans that were required to be paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

Discontinued Operations

Revenues from EOIR’s operation in the three months ended December 31, 2007 were $28,281,311 compared with $15,180,350 for the three months ended December 31, 2006. This was due to improvements in the processing of purchase orders by the Government which had adversely affected EOIR in several previous quarters.

Revenues from EOIR’s operation in the six months ended December 31, 2007 were $46,099,851 compared with $34,372,521 for the six months ended December 31, 2006.

The net loss from EOIR’s operations was $2,107,602 in the three months ended December 31, 2007 compared with a net loss of $47,542 for the three months ended December 31, 2006.

 The net loss from EOIR’s operations for the three months ended December 31, 2007 and 2006 included costs of $3,541,718 and $243,976 respectively for costs incurred by Technest that are clearly associated with the discontinued operation.

The net loss from EOIR’s operations was $1,262,739 in the six months ended December 31, 2007 compared with a net loss of $583,459 for the six months ended December 31, 2006. The net loss for the six months ended December 31, 2007 and 2006 included costs of $4,075,022 and $486,953 respectively for costs incurred by Technest that are clearly associated with the discontinued operation.

The loss from discontinued operations includes a loss on disposal $7,949,039 on the sale of EOIR.  Should the contingent consideration be received, the Company would record an overall profit on disposal of approximately $15 million.

Net Loss applicable to common shareholders

The net loss attributable to common shareholders for the three months and six months ended December 31, 2007 was $10,430,073 and $11,338,938 respectively.

The net loss applicable to common stockholders for the three months and six months ended December 31, 2006 was $1,873,112 and $3,745,403, respectively.

Liquidity and Capital Resources

Cash and Working Capital

On December 31, 2007, Technest had a positive working capital balance from continuing operations of $613,155. Net cash provided by operating activities for the six months ended December 31, 2007 was $461,840.

Cash Used in Investing Activities

In the six months ended December 31, 2007, Technest used cash of $38,581 for the acquisition of property and equipment.

Cash Used in Financing Activities

  In the six months ended December 31, 2007, the Company received proceeds from the sale of EOIR, net of transaction costs, of $10,567,615.  In the six months ended December 31, 2007, $9,785,606 was used for loan repayments, primarily related to the EOIR seller notes, the Shelter Island note, the Silicon Valley Bank Term note and the Silicon Valley Bank revolving line of credit.  These amounts were required to be repaid at the closing of the EOIR sale and the facilities are no longer available to the Company.

Sources of Liquidity

During the six months ended December 31, 2007, we satisfied our operating and investing cash requirements primarily from financing activities and cash reserves.  We do not currently have any borrowing facilities available to us.  As discussed elsewhere, EOIR was sold with about $11 million being received in cash by the Company on closing.  A further $23 million is payable to the Company contingent on the re-award of the NVESD contract. There are expected to be no further cash obligations relating to discontinued operations after the sale.  The decision on the NVESD contract re-award is expected during fiscal 2008. EOIR has won this contract three times in a row and management believes that EOIR is well positioned to do so again although there can be no assurances that it will do so. The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2008. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2007, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Principles of Consolidation

Our consolidated financial statements as of December 31, 2007 include the accounts of Technest, and our wholly-owned subsidiary- Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

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

No new technologies were acquired during the three months ended December 31, 2007 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the six months ended December 31, 2007 and 2006.

Revenue Recognition

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. However, during the six months ended December 31, 2007 less than 5% of Technest’s revenue has come from firm fixed price contracts.

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

In December 2007, the FASB issued FAS No. 141(R) “Applying the Acquisition Method”, which is effective for fiscal years beginning after December 15, 2008. This statement retains the fundamental requirements in FAS 141 that the acquisition method be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) broadens the scope of FAS 141 by requiring application of the purchase method of accounting to transactions in which one entity establishes control over another entity without necessarily transferring consideration, even if the acquirer has not acquired 100% of its target. Among other changes, FAS 141(R) applies the concept of fair value and “more likely than not” criteria to accounting for contingent consideration, and preacquisition contingencies. As a result of implementing the new standard, since transaction costs would not be an element of fair value of the target, they will not be considered part of the fair value of the acquirer’s interest and will be expensed as incurred. The Company does not expect that the impact of this standard will have a significant effect on its financial condition and results of operations.

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

Technest has had net operating losses each year since its inception. As of December 31, 2007, our accumulated deficit was $31,363,573. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Historically, EOIR had been the majority of Technest’s business operations.  After the sale of EOIR, Technest operates independent of EOIR and EOIR’s resources.  Achieving the anticipated benefits of the sale will depend, in part, on the Company’s success in leveraging opportunities and success in applying the proceeds of the sale. The challenges involved include the following:

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

EOIR’s contract with the United States Army Night Vision And Electronic Sensors Directorate expired in January 2008. EOIR is in the “re-compete” process. If EOIR is not awarded a new contract, Technest will not receive the $23,000,000 contingent purchase price under the Stock Purchase Agreement.

The payment of $23,000,000 of the purchase price being paid for EOIR is payable only upon the award to EOIR of the follow-on NVESD contract.  Although the Stock Purchase Agreement requires the acquirer to operate EOIR in a commercially reasonable manner post-closing which includes applying adequate and appropriate resources commensurate with previous efforts by EOIR to win award of the NVESD, there is no guarantee that EOIR will be awarded the follow-on contract.  It is also unclear what impact, if any, the sale of EOIR to the acquirer will have on EOIR’s ability to win the follow-on contract.

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

Risks Related to Contracting with the United States Government

Our current revenues are derived from a small number of contracts within the U.S. government set aside for small businesses

We currently derive substantially all of our revenue from Small Business Innovation Research contracts with the U.S. Government such that the loss of any one contract could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

In order to receive these Small Business Innovation Research contracts, we must satisfy certain eligibility criteria established by the Small Business Administration. If we do not satisfy this criteria, we would not be eligible for these contracts and thus, our primary source of revenue would no longer be available to us.  As a result, our financial condition would be adversely affected.

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

Risks Related To “Controlled Companies”

Technest’s controlling stockholder has significant influence over the Company.

According to the stock records of Technest, as of February 8, 2008, Southridge, together with its affiliates, were the largest stockholders of Technest, being the record holders of 8,544,397 shares of Technest’s outstanding common stock.  Southridge and certain of its affiliates acquired shares of our outstanding common stock from Markland, as well as Markland preferred stock convertible into outstanding Technest common stock currently owned by Markland, in a series of transactions described in a Form 8-K filed with the SEC by Markland on June 29, 2007.  Upon conversion of the Markland preferred stock recently issued to Southridge and its affiliates that is convertible into Technest common stock currently owned by Markland, subject to state law, Southridge and its affiliates could acquire greater than a majority interest in Technest common stock.  In addition, on August 31, 2007, we entered into a Release Agreement with Southridge pursuant to which we agreed to increase the size of the board of directors of Technest from five to six and to elect two reasonably qualified individuals representing Southridge to fill the newly created directorships in accordance with Technest’s bylaws.  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

We are obligated to register shares held by Markland or any of its transferees as well as shares  held by other holders. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2006 to February 2008, the trading price of our common stock ranged from a low price of $0.32 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of February 8, 2008, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.  A trial date for this claim had been set for April 8, 2008.

Genex Technologies, Inc.

On or about October 10, 2007, David Tunnell, one of the Company’s employees, commenced an action in the United States District Court for the District of Maryland against Genex Technologies, Inc. (“Genex”) and Jason Geng, the former sole stockholder of Genex.  Mr. Tunnell is seeking damages for breach of contract for an agreement entered into prior to the sale of Genex to Technest. As of January 23, 2008, this suit has been settled between Mr. Tunnel and Genex for an immaterial amount.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On October 23, 2007, stockholders of the Company representing approximately 55.5% of the total number of issued and outstanding shares of our capital stock entitled to vote executed and delivered to the Company their consent approving the Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. for the sale of EOIR (the “Sale”) and the transactions contemplated thereby. The stockholder consent is sufficient under Nevada law to approve the Stock Purchase Agreement without the requirement of any other stockholder vote. No further action of the stockholders is required to approve the Sale.  Pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, an information statement must be transmitted to Technest’s stockholders prior to such action by written consent becoming effective; such action is effective on the twentieth (20th) day following the date a definitive information statement is first sent to the stockholders of Technest.  On October 26, 2007, Technest filed a preliminary information statement with the SEC and a definitive information statement was filed and mailed on December 7, 2008.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.3	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3
10.1	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D
10.2	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC		Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C
10.3	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.1
10.4	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.2
10.5	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.3
10.6	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.5
10.7	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.6
10.8	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007.	X
10.9	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Pro forma financial information.		8-K	January 4, 2008	99.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 19, 2008	By:	/s/ Gino M. Pereira Gino M. Pereira Chief Executive Officer and President

Date: February 19, 2008	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer and Treasurer