Form 10QSB
period 2008-03-31
TECHNEST HOLDINGS INC
filed 2008-05-15
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

As of May 12, 2008, there were 20,505,335 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

TECHNEST HOLDINGS, INC.

FORM 10-QSB
TABLE OF CONTENTS
MARCH 31, 2008

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008
(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$486,250
Accounts receivable	563,482
Inventory	39,918
Restricted cash	236,226
Prepaid expenses and other current assets	128,937
Receivable from sale of EOIR	23,000,000
Total Current Assets	24,454,813

Property and Equipment – Net of accumulated depreciation $97,924	87,966

Other Assets
Deposits	28,525
Definitive-lived intangible assets – Net of accumulated amortization $1,014,814	716,296
Goodwill	4,876,038
Total Other Assets	5,620,859

Total Assets	$30,163,638

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$225,973
Unearned revenue	11,493
Accrued expenses and other current liabilities	3,176,007
Deferred tax liability	300,000
Total Current Liabilities	3,713,473

Total Liabilities	3,713,473

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 (concluded)
(Unaudited)

Commitments and Contingencies
Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at March 31, 2008)	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at March 31, 2008)	402
Common stock - par value $.001 per share; 500,000,000 shares authorized;
20,505,335 shares issued and outstanding	20,504
Additional paid-in capital	37,772,644
Accumulated deficit	(11,343,385)
Total Stockholders’ Equity	26,450,165

Total Liabilities and Stockholders’ Equity	$30,163,638

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$569,332	$974,041

Cost of Revenues	377,807	578,107

Gross Profit	191,525	395,934

Operating Expenses
Selling, general and administrative	828,800	1,048,208
Research and development	46,002	-
Amortization of intangible assets	81,185	81,186
Total Operating Expenses	955,987	1,129,394

Operating Loss	(764,462)	(733,460)

Other Income (Expenses), Net
Other income	5,723	10
Interest expense	-	(284,603)
Total Other Income (Expenses), Net	5,723	(284,593)

Net Loss from continuing operations	(758,739)	(1,018,053)

Discontinued Operations (Note 3)
Gain (loss) from operations of discontinued operations (including gain on disposal of $22,750,406 in the three months ended March 31, 2008)	21,078,927	97,959
Provision for income taxes	(300,000)	--
Gain on discontinued operations	20,778,927	97,959

Net Income (Loss) Applicable to Common Shareholders	$20,020,188	$(920,094)

Net Income (Loss) Per Common Share – basic and diluted
From continuing operations	$(0.04)	$(0.06)
From discontinued operations	$1.02	$0.01
Net Income (Loss) per share – basic and diluted	$0.98	$(0.05)

Weighted Average Number of Common Shares Outstanding
Basic	20,467,427	16,815,136
Diluted	20,467,427	16,815,136

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$1,892,905	$2,322,030

Cost of Revenues	1,107,041	1,499,559

Gross Profit	785,864	822,471

Operating Expenses
Selling, general and administrative	3,376,752	3,230,851
Research and development	46,002	-
Amortization of intangible assets	243,555	243,296
Total Operating Expenses	3,666,309	3,474,147

Operating Loss	(2,880,445)	(2,651,676)

Other (Expenses) Income, Net
Other income	5,875	3,109
Interest expense	(11,329)	(1,531,430)
Total Other Expenses, Net	(5,454)	(1,528,321)

Net Loss from continuing operations	(2,885,899)	(4,179,997)

Discontinued Operations (Note 3)
Gain (loss) from operations of discontinued operations (including gain on disposal of $14,801,367 in the nine months ended March 31, 2008)	11,867,149	(485,500)
Provision for income taxes	(300,000)	--
Gain (loss) on discontinued operations	11,567,149	(485,500)

Net Income (Loss) Applicable to Common Shareholders	$8,681,250	$(4,665,497)

Net Income (Loss) Per Common Share – basic and diluted
From continuing operations	$(0.15)	$(0.25)
From discontinued operations	$0.60	$(0.03)
Net Income (Loss) per share - basic and diluted	$0.45	$(0.28)

Weighted Average Number of Common Shares Outstanding
Basic	19,502,738	16,423,488
Diluted	19,502,738	16,423,488

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT CHANGES IN OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2007	16,878,451	$16,877	64	$-	632,185	$632

Stock issued in connection with
termination of stockholder
and license agreement	3,000,000	3,000	-	-	-	-

Issuance and amortization of
stock-based compensation
related to restricted stock grants	397,000	397	-	-	-	-

Stock issued in connection with
conversion of Series C
Convertible Preferred Stock	229,884	230	-	-	(229,884)	(230)

Net Income	-	-	-	-	-	-
Balance - March 31, 2008	20,505,335	$20,504	64	$-	402,301	$402

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT CHANGES IN OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2008 (concluded)
(Unaudited)

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2007	$36,115,030	$(20,024,635)	$16,107,904

Stock issued in connection with
termination of stockholder
and license agreement	1,377,000	-	1,380,000

Issuance and amortization of
stock-based compensation
related to restricted stock grants	280,614	-	281,011

Stock issued in connection with
conversion of Series C
Convertible Preferred Stock	-	-	-

Net Income	-	8,681,250	8,681,250
Balance - March 31, 2008	$37,772,644	$(11,343,385)	$26,450,165

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities:

Net income (loss)	$8,681,250	$(4,665,497)

Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	33,197	319,868
Amortization of intangible assets	243,555	1,339,534
Non-cash interest expense	1,538,276	987,757
Stock-based compensation to employees and directors	281,011	962,503
Stock issued in connection with termination of stockholder
and license agreement	1,380,000	-
Stock issued in connection with settlement of liquidated damages	-	1,726,426
Fair value of warrants issued to a consultant	-	253,038
Gain on disposal of discontinued operations	(14,801,367)	-
Deferred income tax expense	300,000	-
Changes in operating assets and liabilities:
Accounts receivable	8,816,402	(170,338)
Unbilled receivables	1,515,558	907,770
Inventory and work in process	(28,665)	12,785
Restricted cash	(236,226)	-
Deposits and prepaid expenses and other current assets	63,963	10,836
Accounts payable	(8,045,789)	(3,197,902)
Unearned revenue	(255,816)	-
Accrued expenses and other current liabilities	(293,451)	(1,034,378)
Due to related parties	(290,036)	(232,485)
Net Cash Used In Operating Activities	(1,098,138)	(2,780,083)

Cash Flows From Investing Activities:
Purchase of property and equipment	(39,848)	(39,609)
Proceeds from sale of discontinued operations, net of transaction costs	10,269,615	-
Net Cash Provided by (Used In) Investing Activities	10,229,767	(39,609)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007 (concluded)
(Unaudited)

Cash Flows From Financing Activities:
Proceeds from term loan	-	3,000,000
(Repayment of) proceeds from revolving line of credit, net	(4,562,808)	4,415,184
Payment of debt issuance costs	-	(141,667)
Payment of loan guarantee fee to Markland	-	(580,372)
Repayment of term loan	(2,166,667)	(583,333)
Repayment of notes payable	(3,056,131)	(5,003,411)
Net Cash (Used In) Provided by Financing Activities	(9,785,606)	1,106,401

Net Decrease In Cash	(653,977)	(1,713,291)

Cash and Cash Equivalents - Beginning of Period	1,140,227	3,362,210

Cash and Cash Equivalents - End of Period	$486,250	$1,648,919

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,329,411	$490,135
Taxes	$-	$-
Fair value of common stock and warrants issued as
deferred financing costs	$-	$561,970

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the result that may be expected for the year ending June 30, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2007 filed with the Securities and Exchange Commission.

Reclassification

Certain amounts in the financial statements for the three months and nine months ended March 31, 2007 have been reclassified to conform with presentations for the three months and nine months ended March 31, 2008 (see Note 3).

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage completion method on firm fixed price contracts, allowance for doubtful accounts, the estimated useful lives of property and equipment, carrying value of goodwill and long-lived assets, useful lives of intangible assets, the amount due to contracting government agencies as a result of their audits, the realizability of deferred tax assets including any limitations on the ability to utilize net operating losses and the fair value of derivative liability and equity instruments issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. Cash equivalents consist of money market funds as of March 31, 2008.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at March 31, 2008. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5-7 years

Property and equipment consisted of the following at March 31, 2008:

Software	$49,940
Computer equipment	24,665
Furniture and fixtures	111,285
185,890
Less accumulated depreciation	(97,924)
$87,966

Depreciation expense from continuing operations for the nine months ended March 31, 2008 and 2007 was $33,197 and $31,339 respectively.

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

The Company is primarily subject to U.S. federal, and Maryland state income tax. Tax years subsequent to 2004 remain open to examination by U.S. federal and state tax authorities.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share in the three months and nine months ended March 31, 2008 because their inclusion would have had the effect of decreasing the net loss from continuing operations per share otherwise computed.

Impairment of Intangible Assets

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting unit is its operating segment since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the nine months ended March 31, 2008 and 2007.

 Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2008 and 2007.

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

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate.  On April 4, 2008, the U.S Army issued EOIR a Notice of Intent to Issue an Award with respect to this contract.  Based on this information, the Company concluded that the outcome of the contingency was determinable beyond a reasonable doubt.  As a result, the Company has recorded this $23 million contingent consideration as part of income from discontinued operations in the quarter ended March 31, 2008.  The award is subject to all contract awardees meeting the small business criteria and size standard as determined by the Small Business Administration (“SBA”). EOIR has responded to its request for size standard information and anticipates receiving the contract award by the end of June 2008.  The Company has also recorded a $300,000 deferred tax liability related to this gain, which offsets the gain from discontinued operations.

The major classes of assets and liabilities disposed of were:

Assets related to discontinued operations:
Cash	$865,042
Accounts receivable	15,113,331
Unbilled receivable	4,110,027
Prepaid expenses and other current assets	337,516
Total current assets	20,425,916

Property and equipment, net	302,905
Deposits	47,603
Definitive lived intangible assets, net	9,006,632
Goodwill	9,159,513
Total non-current assets	18,516,653

Total assets related to discontinued operations	$38,942,569

Liabilities related to discontinued operations:
Accounts payable	$16,222,997
Unearned revenue	172,784
Accrued expenses and other current liabilities	4,987,678
Current portion of long term debt	5,969,513
Total current liabilities	27,352,972

Total liabilities related to discontinued operations	$27,352,972

Included in the current portion of long term debt above is all debt required to be repaid at the closing of the sale of EOIR.

The gain of disposal of EOIR was determined as follows:

Gross proceeds from sale	$34,069,947
Transaction costs	(800,332)
Net proceeds received at closing	33,269,615
Working capital adjustment due to White Oaks	(909,137)
Technest investment in EOIR	(17,559,111)
Gain on disposal of EOIR	$14,801,367

The Stock Purchase Agreement calls for an adjustment to the purchase price based on the final working capital in EOIR on the date of sale.  At December 31, 2007, the Company paid The White Oak Group $50,000 and has estimated that it owes an additional $859,137 related to this adjustment.  The Company also recorded certain severance payments triggered by the $23,000,000 of contingent consideration on the sale of EOIR of approximately $1,572,000  These amounts are included in accrued expenses and other current liabilities at March 31, 2008.

For the three months and nine months ended March 31, 2008 and 2007, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues from discontinued operations	$--	$16,971,026

Net (loss) income from discontinued operations	$(1,671,479)	$97,959

	Nine Months Ended
	March 31,	March 31,
	2008	2007

Revenues from discontinued operations	$46,099,851	$51,343,547

Net loss from discontinued operations	$(2,934,218)	$(485,500)

Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling approximately $5,746,501 and $243,976 in the nine months ended March 31, 2008 and 2007, respectively, have been included in the net gain from discontinued operations.

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at March 31, 2008:

	Amount	Useful l life (years)
Patents - commercialized technology	$440,000	5
Patents - other	161,110	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,014,814)
Net definite-lived intangible asset	$716,296

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals in accordance with EITF 02-17. In determining the estimated useful life of the customer relationships and contracts, the Company considered a number of factors including, its history with these customers which dates back to 1993, the remaining term of existing contracts, the status of outstanding bids submitted for additional contracts or contract extensions, the stage of development of the major tasks covered by existing contracts, the likelihood of receiving additional contracts or contract extensions and the term over which the Company could reasonably predict future revenues from existing customers.  Amortization expense was $243,555 for each of the nine months ended March 31, 2008 and 2007.

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

At March 31, 2008 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

The Series B Preferred Stock was convertible into Markland common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock had a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issued upon conversion of each share of Series B preferred stock was approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock had a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, did not accrue dividends and were not redeemable. The Series B Preferred Stock ranked pari passu with the Company's Series A and C Preferred Stock.

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

At March 31, 2008, the Company had -0- shares of Series B Preferred Stock and 402,301 shares of Series C Preferred Stock issued and outstanding.

In the year ended June 30, 2007, the Company incurred liquidated damages related to these registration rights of $1,726,426 which was charged to non-cash interest expense and settled by the issuance of 850,761 shares of Technest common stock.

Common Stock Issuances

During the nine months ended March 31, 2008, the Company issued the following amounts of common stock:

•	202,000 shares of Technest common stock to four executives of the Company pursuant to employment agreements and performance bonuses.
•
3,000,000 shares of Technest common stock to Southridge Partners, LP with a value of $1,380,000 in connection with the Termination of Certain Sections of Stockholder Agreement and of License Agreement which has been included in selling, general and administrative expenses from continuing operations.

•	155,000 shares of Technest common stock to three employees of the Company pursuant to performance bonuses.
•	218,390 shares of Technest common stock to DKR Soundshore Oasis Holding Fund Ltd upon conversion of 218,390 Series C Preferred Stock
•	11,494 shares of Technest common stock to DKR Soundshore Strategic Holding Fund Ltd upon conversion of 11,494 Series C Preferred Stock
•	40,000 shares of Technest common stock between David Gust and Robert Curtis, our non-employee directors, as compensation for their election and service on the Company’s board of directors.

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

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Total common stock reserves	1,357,634

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

No options were granted pursuant to the Plan during the periods ended March 31, 2008 and 2007 and there are currently no options outstanding under the Plan.

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2007	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, March 31, 2008	649,286	$5.00

The following table summarizes the Company's warrants outstanding at March 31, 2008:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			2.7 years

As of March 31, 2008 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the nine months ended March 31, 2008 was $281,011.

 As of March 31, 2008, the Company had 306,421 shares available for future grant under the Plan.

7.  NET INCOME (LOSS) PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months and nine months ended March 31, 2008, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	402,301
Warrants	649,286
Total as of March 31, 2008	1,357,634

8. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest has a three-year lease for executive offices of approximately 2,000 square feet in Boston, Massachusetts, which expires December 31, 2008. The monthly rental amount for this facility is approximately $4,500. In May 2007 this facility was vacated and subleased.

Technest currently also leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,131, increasing annually by 3%.

Rent expense for continuing operations in the three months ended March 31, 2008 and 2007 was $44,512 and $43,215, respectively.

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

9.  INCOME TAXES

There was no provision for federal or state income taxes related to continuing operations for the three and nine months ended March 31, 2008 and 2007 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards. The use of the federal net operating loss carry forwards may be limited in future years as a result of ownership changes in the Company's common stock, as defined by Section 382 of the Internal Revenue Code. The Company is in the process of completing a full Section 382 analysis of these changes.

As of result of the sale of EOIR, the Company estimates that it will recognize a taxable gain of approximately $13,300,000.  The Company expects that it will have sufficient net operating losses available to offset this gain.  As a result, the valuation allowance on deferred tax assets was reduced by approximately $4,000,000 in the three months ended March 31, 2008.  The Company expects to owe Alternative Minimum Tax as a result of this transaction of approximately $300,000 which will become due in the tax year in which the EOIR sale proceeds are received.  At March 31, 2008, this amount has been recorded as a deferred tax liability and included in the net gain from discontinued operations.

Other than as described above, the Company has provided a full valuation reserve against the deferred tax asset because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

10.  RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2008, Markland invoiced, and EOIR paid, $264,306 in conjunction with the supply of products pursuant to a sub-contract agreement.

During the nine months ended March 31, 2008, Technest paid Southridge Partners LP, $250,000 in satisfaction of a payable assigned from Markland Technologies in June 2007.

11.  EMPLOYEE BENEFIT PLANS

Technest has adopted a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. The Company contributes 6%, excluding bonuses on an annual basis, to all eligible employees.

Contributions and other costs of this plan in the three months ended March 31, 2008 and 2007 were $28,763 and $28,469, respectively.

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

As of May 12, 2008, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action, and has filed an answer denying Deer Creek’s allegations and vigorously opposes all relief sought.    The trial for this claim took place on April 8, 2008. A decision has not been rendered as of May 12, 2008.

13. SUBSEQUENT EVENT

On April 4, 2008, the U. S. Army issued EOIR a Notice of Intent to Issue an Award notifying EOIR that the Government intends to award the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate to EOIR along with three other companies. The award is subject to all contract awardees meeting the small business criteria and size standard as determined by the Small Business Administration (“SBA”). EOIR has responded to its request for size standard information and anticipates receiving the contract award by the end of June 2008. Based on this information, the Company concluded that receipt of the award, and accordingly, payment of the contingent consideration, is determinable beyond a reasonable doubt.  The SBA final determination on small business eligibility of all four awardees is expected by the end of June, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending March 31, 2008 should be read together with our financial statements and related notes included elsewhere in this report.

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

On September 10, 2007, Technest Holdings, Inc. (the “Company” or “Technest”) and its wholly owned subsidiary, EOIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is a private investment firm focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

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

The EARCAD (Ear Impression) system has been customized for applications in the custom hearing aid and ear mold markets. The EARCAD system automates the process of converting a physical ear impression into a 3D model for streamlined production and quality control. Initial applications are for manufacturers looking to streamline their operations and enables audiology practices to improve turnaround times and accuracy. Approximately 2.5 million hearing aids were sold in the United States in 2007 and the retail market world wide was over $6 billion. Market penetration still has considerable potential growth as 17.6% of the US population, or 56 million people, are over the age of 60 with increasing life expectancy. EARCAD will provide audiologists and manufacturers with a total value added solution from its range of impression and non impression scanners and associated software. In particular the non impression scanner is well suited to the new “behind the ear” fit models which are approaching 50% of all hearing aids sold. The first of these systems was sold in April 2008 to a major international hearing aid manufacturer following a successful debut at the annual American Audiology conference.

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

The Dental Digitizer™ is being developed for applications in the dental industry. The system automates the process of creating 3D models from dental molds and impressions in a rapid and accurate process. This system offers significant benefits in cost, quality, and turnaround times for dental labs, dentists, and orthodontists in the creation of dental crowns, bridges, aligners, braces, and other dental solutions. In addition the Company is developing a hand held intra oral scanner for taking digital impressions.

Defense and Security Division - 3D-ID

Our major products, developed and in development, include our OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, OmniEye Viewer, Small Tactical Ubiquitous Detection System (STUDS), 3D SketchArtist, and 3D FaceCam.

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

OmniEye Viewer is a software platform for a wide range of security and surveillance camera products. A flexible user interface allows the user to remotely control OmniEye remote sensors and choose the best view desired for their specific application.  User's can choose from 360-degree "fish-eye" and/or panoramic views, multi-sensor stitched views, or perspective Pan-Tilt-Zoom views to move left-right, up-down to "see as a person would see".  Trip wires and regions of interest can also be set to customize alarm scenarios to the application.

STUDS are state-of-the-art, miniature, disposable, low-cost motion-tracking, positioning and imaging unattended ground sensors that permit long-range surveillance at high resolution. The system also includes rapidly deployable wireless networking and GPS mapping for integration with legacy sensors, among other advantages.

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds.

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition. In April 2008, the Company sold its first outdoor facial recognition system to the US Army for evaluation.

Technest Business Strategy

Our goal is to establish the Company as a leading innovator in the 3-D imaging products and solutions arena. The broad strategies that we have in place to achieve this goal are outlined below:

•	Focus on commercialization of pipeline products;

•	Utilize relationships with current and new industry partners to bring technology to market;

•	Develop recurring revenue models where possible;

•	Continue to explore the cutting edge of 3-D and 360° imaging through continued research and development;

•	Continue to develop a robust intellectual property portfolio; and

•	Seek strategic acquisitions

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

The sale of EOIR to LLC was completed on December 31, 2007 and was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which will be paid upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate. In April, 2008, the US Army informed EOIR that it intends to award the NVESD contract to EOIR, amongst others, subject to verification of its small business status. A majority of the contingent payment of $23 million, net of expenses and accruals, will be distributed to shareholders in the form of a cash dividend when it is received.

In accordance with SFAS 144, we have classified EOIR’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Three and nine months ended March 31, 2008 compared with the three and nine months ended March 31, 2007

Revenues

Technest had $569,332 in revenues from continuing operations during the three months ended March 31, 2008 compared with $974,041 during the three months ended March 31, 2007.

Technest had $1,892,905 in revenues from continuing operations during the nine months ended March 31, 2008 compared with $2,322,030 during the nine months ended March 31, 2007. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues are not consistent from quarter to quarter.

Gross profit

The gross profit from continuing operations for the three months ended March 31, 2008 was $191,525 or 34 % of revenues. The gross profit for the three months ended three months ended March 31, 2007 was $395,934 or 41% of revenues.

The gross profit from continuing operations for the nine months ended March 31, 2008 was $785,864 or 42% of revenues. The gross profit for the nine months ended March 31, 2007 was $822,471 or 35% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2008 were $828,800 including payroll related expenses of approximately $363,340, non recurring legal expenses of $76,639,  non cash amortization of stock-based compensation to employees amounting to $16,703 and accrual of approximately $136,467 for a claim made by the Defense Contract Management Agency for reimbursement of overpayments made to the Company in fiscal year 2004.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $1,048,208, and consisted primarily of non cash amortization of stock-based compensation amounting to $250,923 and a management fee of $250,000 paid to Markland Technologies, Inc.

Certain general and administrative expenses of the Company that are clearly associated with EOIR have been reduced from the net gain from discontinued operations.  Such amounts totaled $1,671,479, including certain severance payments triggered by the contingent sale consideration on the sale of EOIR, in the three months ended March 31, 2008.

 Selling, general and administrative expenses for the nine months ended March 31, 2008 were $3,376,752 including payroll related expenses of approximately $798,836, non cash amortization of stock-based compensation to directors, officers and employees amounting to $236,212 and $1,380,000 related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Selling, general and administrative expenses for the nine months ended March 31, 2007 were $3,230,851, and consisted primarily of non cash amortization of stock-based compensation amounting to $962,503.

 Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $5,746,501 and $243,976 in the nine months ended March 31, 2008 and 2007, respectively, have been included in the net gain(loss) from discontinued operations.

Amortization of intangible assets

Amortization of intangible assets for the three months and nine months ended March 31, 2008 was $81,185 and $243,555, respectively. Amortization of intangible assets for the three months and nine months ended March 31, 2007 was $81,186 and $243,296, respectively. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss for the three months ended March 31, 2008 was $764,462. The operating loss for the three months ended March 31, 2007 was $733,460.

The operating loss from continuing operations for the nine months ended March 31, 2008 was $2,880,445. The operating loss from continuing operations for the nine months ended March 31, 2007 was $2,651,676.

Other income (expenses)

In the three months ended March 31, 2008, Technest had no charges for interest expense

In the three months ended March 31, 2007, Technest charged to interest expense $284,603 which primarily arose from interest paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.  Interest expense attributable to loans that were required to be paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

In the nine months ended March 31, 2008, Technest charged to interest expense $11,329. Interest expense attributable to loans that were paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

In the nine months ended March 31, 2007, Technest charged to interest expense $1,531,430 which primarily arose from interest paid in common stock related to liquidated damages incurred for failure to have an effective registration statement. Interest expense attributable to loans that were required to be paid off at the closing of the sale of EOIR have been included in the loss on discontinued operations.

Discontinued Operations

The net gain from discontinued operations was $11,567,149 in the nine months ended March 31, 2008 compared with a net loss of ($485,500) for the nine months ended March 31, 2007. The net gain (loss) for the nine months ended March 31, 2008 and 2007 included costs of $5,746,501 and $243,976 respectively for costs incurred by Technest that are clearly associated with the discontinued operations.

The gain from discontinued operations the nine months ended March 31, 2008 includes a gain on disposal of $14,801,367 on the sale of EOIR. On April 4, 2008 the Department of the Army issued EOIR a Notice of Intent to Issue an Award notifying EOIR that the Government intended to award the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate to EOIR amongst other companies. The award is subject to EOIR meeting the small business criteria and size standard as determined by the Small Business Administration (“SBA”). EOIR has responded to the request for size standard information. Based on this information, the Company concluded that the payment of the contingent consideration is now assured beyond a reasonable doubt.

The SBA is currently evaluating the small business eligibility of all four potential awardees and has notified EOIR that the award will likely take place in June 2008.

Net Income (Loss) applicable to common shareholders

The net income attributable to common shareholders for the three months and nine months ended March 31, 2008 was $20,020,188 and $8,681,250 respectively.

The net loss applicable to common stockholders for the three months and nine months ended March 31, 2007 was ($920,094) and ($4,665,497), respectively.

Liquidity and Capital Resources

Cash and Working Capital

On March 31, 2008, Technest had a positive working capital balance of $20,471,340. Net cash used in operating activities for the nine months ended March 31, 2008 was $1,098,138.

Cash Used in Investing Activities

In the nine months ended March 31, 2008, Technest used cash of $39,848 for the acquisition of property and equipment.   In the nine months ended March 31, 2008, the Company received proceeds from the sale of EOIR, net of transaction costs, of $10,269,615.

Cash Used in Financing Activities

In the nine months ended March 31, 2008, $9,785,606 was used for loan repayments, primarily related to the EOIR seller notes, the Shelter Island note, the Silicon Valley Bank Term note and the Silicon Valley Bank revolving line of credit.  These amounts were required to be repaid at the closing of the EOIR sale and the facilities are no longer available to the Company.

Sources of Liquidity

During the nine months ended March 31, 2008, we satisfied our operating and investing cash requirements primarily from financing activities and cash reserves.  We do not currently have any borrowing facilities available to us.  As discussed elsewhere, EOIR was sold with about $11 million being received in cash by the Company on closing.  A further $23 million is payable to the Company contingent on the re-award of the NVESD contract. The Company expects to receive these proceeds during calendar 2008. The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2008. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2008, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Principles of Consolidation

Our consolidated financial statements as of March 31, 2008 include the accounts of Technest, and our wholly-owned subsidiary- Genex Technologies, Inc. We have eliminated all significant inter-company balances and transactions.

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

No new technologies were acquired during the three months ended March 31, 2008 and as such there are no capitalized or expensed in-process research and development costs during this period relating thereto.

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

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, we continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. We recognize an impairment loss when the carrying value of an asset exceeds expected cash flows. Accordingly, when indicators or impairment of assets are present, we evaluate the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying business. Our policy is to record an impairment loss when we determine that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the nine months ended March 31, 2008 and 2007.

Revenue Recognition

We recognize revenue when the following criteria are met: (1) we have persuasive evidence of an arrangement, such as agreements, purchase orders or written requests, (2) we have completed delivery and no significant obligations remain, (3) our price to our customer is fixed or determinable, and (4) collection is probable.

Revenues from time and materials contracts are recognized as costs are incurred. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. During the nine months ended March 31, 2008, approximately 27% of Technest’s revenue has come from firm fixed price contracts.

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

Technest has had net operating losses each year since its inception. As of March 31, 2008, our accumulated deficit was approximately $11 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

On April 4, 2008, the U. S. Army issued EOIR a Notice of Intent to Issue an Award notifying EOIR that the Government intends to award the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate to EOIR along with three other companies. The award is subject to all contract awardees meeting the small business criteria and size standard as determined by the Small Business Administration (“SBA”). EOIR has responded to its request for size standard information and anticipates receiving the contract award by the end of June 2008. Based on this information, the Company concluded that receipt of the award, and accordingly, payment of the contingent consideration, is determinable beyond a reasonable doubt. However, if for any reason EOIR is not awarded the contract, Technest may not receive the contingent portion of the purchase price to be paid in the transaction.

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

Risks Related to Contracting with the United States Government

Our current revenues are derived from a small number of contracts within the U.S. government set aside for small businesses.

We currently derive substantially all of our revenue from Small Business Innovation Research contracts with the U.S. Government such that the loss of any one contract could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

In order to receive these Small Business Innovation Research contracts, we must satisfy certain eligibility criteria established by the Small Business Administration. If we do not satisfy these criteria, we would not be eligible for these contracts and thus, our primary source of revenue would no longer be available to us.  As a result, our financial condition would be adversely affected.

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

According to the stock records of Technest, as of March 31, 2008, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 65% of Technest’s outstanding common stock as the record holders of 13,404,387 shares.  Recently, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned more than 65% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

We are obligated to register shares held by Markland Technologies, Inc. or any of its transferees as well as shares  held by other holders. Our common stock is thinly traded. The registration of these shares for public resale may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2006 to April 2008, the trading price of our common stock ranged from a low price of $0.32 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended  March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 12, 2008, Technest has not been notified of a trial date for this matter.

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for Interference with Contract and Breach of the Implied Covenant of Good Faith and Fair Dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleges misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties. Technest believes that the allegations in this lawsuit are entirely without merit. Technest has been aggressively defending this action.  The trial for this claim took place on April 8, 2008. A decision has not been rendered as of May 12, 2008.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.1
10.2	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.2
10.3	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.3
10.4	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.5
10.5	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.6
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Pro forma financial information.		8-K	January 4, 2008	99.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: May 15, 2008	By:	/s/ Gino M. Pereira Gino M. Pereira Chief Executive Officer and President

Date: May 15, 2008	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.1
10.2	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.2
10.3	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.3
10.4	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.5
10.5	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.6
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Pro forma financial information.		8-K	January 4, 2008	99.2