Form 10KSB
period 2008-06-30
TECHNEST HOLDINGS INC
filed 2008-10-02
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

Technest Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0357272 (I.R.S. Employer Identification No.)
10411 Motor City Drive, Suite 650, Bethesda, MD (Address of principal executive offices)	20817 (Zip Code)
10411 Motor City Drive, Suite 650, Bethesda, MD (Mailing Address)

Issuer’s Telephone Number: (301) 767-2810

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title or Class)

Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☒ Yes  ☐ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The issuer’s revenues for the year ended June 30, 2008, excluding discontinued operations in accordance with Statement of Financial Accounting Standard No. 144, were $2,469,085.

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 29, 2008 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $.3,280,942

*
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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

20,676,211 shares as of September 29, 2008, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  Proxy Statement or Information Statement for the 2008 annual meeting of stockholders

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TECHNEST HOLDINGS, INC.
FORM 10-KSB
TABLE OF CONTENTS
June 30, 2008

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

-ii-

PART I

Item 1. Description of Business

Recent Developments

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

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”) contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, the Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008.  At that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, EOIR is presented as a discontinued operation in the consolidated financial statements.

Small Business Status

           On June 26, 2008, the Small Business Administration (“SBA”) concluded a formal size determination on Technest. The SBA found that although Technest met the definition of a small business, the composition of its stock ownership disqualified the Company from participating in the Small Business Innovation Research (“SBIR”) program. As of that date, the Company was permitted to complete SBIR contracts awarded previously but was precluded from applying for new SBIR contracts.  Excluding revenues from EOIR, this has been the major source of revenue, although not of profit, for Technest. On July 28, 2008, the Board of Directors of Technest voted to authorize the transfer of certain government contracts and employees and license certain assets to a newly formed company in which Technest retains a 49% interest and meets the ownership eligibility for SBIRs. Technest will retain the right of first refusal on all commercial applications that are developed by this company.  The transfer is expected to take place on October 1, 2008.  Management believes that this does not detract from the stated goal of Technest to develop revenues from commercialization of its intellectual property portfolio.

General

As a result of the sale of EOIR, the remaining business of Technest is the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.

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

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds. In August 2008, the 3D SketchArtist was successfully introduced at the annual International Association of Identification (IAI) show. The Company is currently negotiating a distribution agreement with a nationally recognized law enforcement distribution company.

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition. In April 2008, the Company delivered its first outdoor facial recognition system to the US Army for evaluation.

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

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We own 19 U.S. patents and have 16 patents pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Employees

As of September 21, 2008, Technest had a total of 17 employees. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

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

Item 3. Legal Proceedings

H&H

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc., Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to it. H&H asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

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

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise to the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. On July 31, 2008, the court denied the motion to dismiss for lack of subject matter jurisdiction. On September 5, 2008, in accordance with the judge’s order of July 31, 2008, Technest, Mr. Sheppard and Ms. Marx filed a motion for summary judgment to dismiss all claims against them.

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC (“Deer Creek”) filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest, seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.

The White Oak Group

On September 10, 2007, Technest Holdings, Inc. and its wholly owned subsidiary, EOIR Technologies, Inc. entered into a Stock Purchase Agreement with EOIR Holdings LLC, pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit. Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Technest is seeking payment of approximately $22 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended June 30, 2008, which is the fourth quarter of our fiscal year.

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

Calendar Year	High	Low

2006
First Quarter	$11.35	$4.40
Second Quarter	$4.80	$2.20
Third Quarter	$3.52	$1.60
Fourth Quarter	$2.22	$1.42

2007
First Quarter	$2.10	$1.31
Second Quarter	$1.50	$0.31
Third Quarter	$0.53	$0.31
Fourth Quarter	$0.65	$0.32

2008
First Quarter	$0.62	$0.31
Second Quarter	$0.51	$0.31

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of September 19, 2008, there were approximately 323 record holders of our common stock.

We have not paid any cash dividends on our common stock in the past. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2008, which is the fourth quarter of our fiscal year.

Item 6.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2008 and June 30, 2007 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-KSB.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” beginning on page 18 of this annual report on Form 10-KSB. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-KSB, speak only as of June 30, 2008 and we undertake no obligation to update or revise the statements in light of future developments.

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

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”) contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.

In accordance with Statement of SFAS No. 141, “Business Combinations”, the Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008.  At that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we have classified EOIR’s results of operations as discontinued operations for all periods presented in the accompanying consolidated financial statements.

Goodwill Impairment Analysis

Technest tests its goodwill for impairment annually in its fourth quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. As a result of the very light trading volume in the Company’s common stock, inefficiencies in investor research of small capitalization companies and the relatively small amount of shares in the public float, the Company’s book value exceeds its market capitalization. Technest performed an impairment test of the goodwill as of June 30, 2008. Based upon the impairment test performed, there was no impairment indicated for Technest’s goodwill as of June 30, 2008.  The fair value of the Company (representing the only reporting unit) was determined utilizing a discounted cash flow valuation approach.  Technest also considered the valuation metrics of comparable companies.

Year ended June 30, 2008 compared with the year ended June 30, 2007

Revenues

Technest had $2,469,085 in revenues from continuing operations during the year ended June 30, 2008 compared with $3,396,795 during the year ended June 30, 2007. These revenues were largely generated by Small Business Innovation Research Grants  in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. The decline in revenues was primarily due to a drop in non-Department of Defense contracts. At June 30, 2008, the Company’s backlog of funded contracts was approximately $2 million.

Gross profit

The gross profit from continuing operations for the year ended June 30, 2008 was $1,078,558 or 44% of revenues. The gross profit for the year ended June 30, 2007 was $1,276,790 or 38% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.  In the quarter ended June 30, 2008, as a result of the conclusion of a DCAA audit, the Company determined that it had under billed on a contract completed in 2005.  As a result, the Company recorded revenue in the quarter ended June 30, 2008 of approximately $70,000 related to the final settlement of this contract increasing gross profit for the year 7% and the gross profit margin from approximately 41% to 44%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2008 were $4,868,657, and consisted primarily of legal and professional fees, including settlement of the Deer Creek matter, of approximately $1,113,546,  amortization of stock-based compensation amounting to $300,949, and a $1,380,000 charge related to the fair value of stock issued in connection with the termination of certain sections of a stockholders agreement and a licensing agreement both dated March 13, 2007

Selling, general and administrative expenses for the year ended June 30, 2007 were $3,600,562 and consisted primarily of legal and professional fees of approximately $401,341 and amortization of stock-based compensation related granted to directors and officers amounting to $1,170,432.

The increase of $1,268,095 in selling, general and administrative expenses for the year ended June 30, 2008 over the year ended June 30, 2007 was primarily due to approximately $850,000 in legal fees and settlement of the Deer Creek judgment, and the $1,380,000 charge related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement and a licensing agreement as noted above offset by a reduction in the amortization of stock compensation  of approximately $870,000.

 Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling approximately $5,746,501 and $726,000 in the years ended June 30, 2008 and 2007, respectively, have been included in the net gain (loss) from discontinued operations.

Amortization of intangible assets

Amortization of intangible assets for each of the years ended June 30, 2008 and 2007 was $324,741. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss for the year ended June 30, 2008 was $4,160,842. The operating loss for the year ended June 30, 2007 was $2,649,606.

Other (expenses) income

In the year ended June 30, 2008, Technest charged to interest expense $11,329. Interest expense attributable to loans that were paid off at the closing of the sale of EOIR has been included in the gain (loss) on discontinued operations.

In the year ended June 30, 2007, Technest charged to interest expense $1,744,102, including $1,531,430 paid in common stock related to liquidated damages incurred for failure to have an effective registration statement.

Discontinued Operations

The net gain from discontinued operations was $8,997,149 in the year ended June 30, 2008 compared with a net loss of ($395,939) for the year ended June 30, 2007. The net gain (loss) for the years ended June 30, 2008 and 2007 included costs of $5,746,501 and $726,000 respectively for costs incurred by Technest that are clearly associated with the discontinued operations.

The gain from discontinued operations for the year ended June 30, 2008 includes a gain on disposal of $14,801,367 on the sale of EOIR.

Net income (loss) applicable to common shareholders

The net income applicable to common stockholders for the year ended June 30, 2008 was $6,843,642.

The net loss applicable to common stockholders for the year ended June 30, 2007 was $4,786,696.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2008, Technest had a positive working capital balance of $19,573,408. Net cash used in operating activities for the year ended June 30, 2008 was $1,505,637.

Cash Used in Investing Activities

In the year ended June 30, 2008, Technest used cash of $41,838 for the acquisition of property and equipment.   In the year ended June 30, 2008, the Company received proceeds from the sale of EOIR, net of transaction costs, of $10,269,615.

Cash Used in Financing Activities

In the year ended June 30, 2008, $9,785,606 was used for loan repayments, primarily related to the EOIR seller notes, the Shelter Island note, the Silicon Valley Bank Term note and the Silicon Valley Bank revolving line of credit.  These amounts were required to be repaid at the closing of the EOIR sale and the facilities are no longer available to the Company.

Sources of Liquidity

During the year ended June 30, 2008, we satisfied our operating and investing cash requirements primarily from financing activities and cash reserves.  Subsequent to June 30, 2008, we entered into an arrangement with Southridge Partners, LP for the sale of a newly authorized class of preferred stock (“Series D Preferred”) which permits the Company to sell to Southridge shares of Series D Preferred for gross proceeds totaling $1,500,000.  Of this amount, approximately $600,000 will be paid to Deer Creek.

A further $23 million is due to the Company from the sale of EOIR. On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.

The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2009. In addition, the Company is aggressively cutting costs and the Company’s officers are deferring a portion of their remuneration. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

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

Legal

H&H

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc., Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to them. H&H asserts sixteen causes of action. Only some make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

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

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. On July 31, 2008, the court denied the motion to dismiss for lack of subject matter jurisdiction. On September 5, 2008, in accordance with the judge’s order of July 31, 2008, Technest, Mr. Sheppard and Ms. Marx filed a motion for summary judgment to dismiss all claims against them.

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.

The White Oak Group

On September 10, 2007, Technest Holdings, Inc. and its wholly owned subsidiary, EOIR Technologies, Inc. entered into a Stock Purchase Agreement with EOIR Holdings LLC, pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Technest is seeking payment of approximately $22 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2008, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Definite-lived intangible assets acquired with Genex represent costs of outside legal counsel related to obtaining new patents.  Patent costs are amortized over the legal life of the patents, generally fifteen years, starting on the patent issue date.  The costs of unsuccessful and abandoned patent applications are expensed when abandoned.  The cost to maintain existing patents are expensed as incurred.  The nature of the technology underlying these patents relates to 3D imaging, intelligent surveillance and 3D facial recognition technologies.

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

Revenues from time and materials contracts are recognized as costs are incurred and billed. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved. During the year ended June 30, 2008, approximately 30% of our revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Receivable from Sale of EOIR

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's NVESD. This transaction closed on December 31, 2007. In the quarter ended March 31, 2008, the Company determined that collection of the Contingent Purchase Price was collectible beyond a reasonable doubt based on notification of award pending review by the Small Business Administration.  As a result, the Company recorded a gain on disposal of EOIR of approximately $14.8 million.  On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Any reduction in the amount of the Contingent Purchase Price as a result of arbitration or settlement would reduce the amount of the gain on disposal of EOIR.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, the Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008.  At that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  EOIR is presented as a discontinued operation in the consolidated financial statements in accordance with SFAS No. 144,

Impact of Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted FIN 48 on July 1, 2007 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.  This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations.”  This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.   Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.  This replaces the cost-allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date, and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.  This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability.  Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141.  Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree.  This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

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

Risks Related To Our Business, Results Of Operations And Financial Condition

Technest has initiated arbitration proceedings for the payment of the $23,000,000 contingent purchase price under the Stock Purchase Agreement for the sale of EOIR. If Technest is unsuccessful in the arbitration and the contingent purchase price is not paid, Technest’s financial condition will be significantly harmed.

On September 24, 2008, we commenced arbitration proceedings against EOIR Holdings LLC (“LLC”) in accordance with the Stock Purchase Agreement dated September 10, 2007.  We are seeking payment of approximately $22 million from Holdings, which acquired our former subsidiary, E-OIR Technologies, Inc. (“EOIR”) on December 31, 2007.  The $22 million payment represents the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). On August 4, 2008, EOIR was awarded the contract with the U.S. Army’s NVESD. We believe the payment became due and payable on August 21, 2008.  If we are not successful in the arbitration and the contingent purchase price is not paid, our financial condition will be significantly harmed.

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

Technest has had net operating losses each year since its inception. As of June 30, 2008, our accumulated deficit was approximately $13 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

According to the stock records of Technest, as of  June 30, 2008, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 65% of Technest’s outstanding common stock as the record holders of 13,404,387 shares.  Recently, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

Our stock price has been volatile. From January 2006 to June 2008, the trading price of our common stock ranged from a low price of $0.31 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Item 7.  Financial Statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Periods ended June 30, 2008 and June 30, 2007
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheet of Technest Holdings, Inc. and subsidiaries as of June 30, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2008, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company has completed the sale of its primary subsidiary, EOIR Technologies, Inc. (“EOIR”).  As a result, EOIR has been presented in these financial statements as a discontinued operation. The Company recognized a $23 million receivable related to the contingent consideration which was due on August 21, 2008 under the terms of the Stock Purchase Agreement and remains unpaid as of October 1, 2008.  As discussed in Note 11 to the financial statements, in the quarter ended June 30, 2008, the Company completed its analysis of the tax impact of the sale of EOIR, including determining the amount and availability of net operating loss carryforwards.  As a result, the Company recorded an additional tax provision in the fourth quarter of fiscal 2008 related to the sale of EOIR.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
October 1, 2008

TECHNEST HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008

ASSETS

Current Assets
Cash and cash equivalents	$76,761
Accounts receivables	600,908
Unbilled receivables	23,888
Inventory and work in process	36,542
Restricted cash	237,288
Prepaid expenses and other current assets	74,233
Receivable from sale of EOIR	23,000,000
Total Current Assets	24,049,620

Property and Equipment – Net of accumulated depreciation of $109,467	78,413

Other Assets
Deposits	28,525
Definite-lived intangible assets – Net of accumulated amortization of $1,095,999	635,111
Goodwill	4,876,038
Total Other Assets	5,539,674

Total Assets	$29,667,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$379,710
Accrued expenses and other current liabilities	3,796,502
Accrued state income taxes	127,000
Deferred tax liability	732,000
Total Current Liabilities	5,035,212

Total Liabilities	5,035,212

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at June 30, 2008)	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at June 30, 2008)	402
Common stock - par value $.001 per share; 500,000,000 shares authorized;
20,505,335 shares issued and outstanding	20,504
Additional paid-in capital	37,792,582
Accumulated deficit	(13,180,993)
Total Stockholders’ Equity	24,632,495

Total Liabilities and Stockholders’ Equity	$29,667,707

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Revenues	$2,469,085	$3,396,795

Cost of Revenues	1,390,527	2,120,005

Gross Profit	1,078,558	1,276,790

Operating Expenses
Selling, general and administrative	4,868,657	3,600,562
Research and development	46,002	1,093
Amortization of intangible assets	324,741	324,741
Total Operating Expenses	5,239,400	3,926,396

Operating Loss From Continuing Operations	(4,160,842)	(2,649,606)

Other (Expenses) Income, Net
Other income	7,664	2,951
Interest expense	(11,329)	(1,744,102)
Total Other Expenses, Net	(3,665)	(1,741,151)

Net Loss From Continuing Operations Before Income Taxes	(4,164,507)	(4,390,757)
Income tax benefit	2,011,000	--
Net Loss From Continuing Operations	(2,153,507)	(4,390,757)

Discontinued Operations
Gain (loss) from operations of discontinued operations (including gain
on disposal of $14,801,367 in the year ended June 30, 2008)	11,867,149	(395,939)
Provision for income taxes	(2,870,000)	-
Gain (Loss) From Discontinued Operations	8,997,149	(395,939)

Net Income (Loss) Applicable to Common Shareholders	$6,843,642	$(4,786,696)

Net Income (Loss) Per Common Share - basic and diluted
From continuing operations	$(0.11)	$(0.27)
From discontinued operations	$0.46	$(0.02)
Net Income (Loss) per share - basic and diluted	$0.35	$(0.29)

Weighted Average Number of Common Shares Outstanding
Basic	19,752,017	16,536,917
Diluted	19,752,017	16,536,917

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2006	15,867,911	$15,867	64	$-	632,185	$632

Stock issued in connection with settlement of
liquidated damages	850,761	850	-	-	-	-
Stock issued to note holders in connection with
subordination of security interest for bank financing	99,779	100	-	-	-	-
Issuance and amortization of stock-based
compensation related to restricted stock grants	60,000	60	-	-	-	-
Fair value of warrants issued in connection with
bank financing	-	-	-	-	-	-
Fair value of warrants issued in connection with
independent research report	-	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance - June 30, 2007	16,878,451	16,877	64	-	632,185	632

Stock issued in connection with termination of
stockholder and license agreement	3,000,000	3,000	-	-	-	-
Issuance and amortization of stock-based
compensation related to restricted stock grants	397,000	397	-	-	-	-
Stock issued in connection with conversion of
Series C Convertible Preferred Stock	229,884	230	-	-	(229,884)	(230)
Net income	-	-	-	-	-	-
Balance - June 30, 2008	20,505,335	$20,504	64	$-	402,301	$402

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2006	$32,404,174	$(15,237,939)	$17,182,734

Stock issued in connection with settlement of
liquidated damages	1,725,576	-	1,726,426
Stock issued to note holders in connection with
subordination of security interest for bank financing	344,138	-	344,238
Issuance and amortization of stock-based
compensation related to restricted stock grants	1,170,372	-	1,170,432
Fair value of warrants issued in connection with
bank financing	217,732	-	217,732
Fair value of warrants issued in connection with
independent research report	253,038	-	253,038
Net loss	-	(4,786,696)	(4,786,696)
Balance - June 30, 2007	36,115,030	(20,024,635)	16,107,904

Stock issued in connection with termination of
stockholder and license agreement	1,377,000	-	1,380,000
Issuance and amortization of stock-based
compensation related to restricted stock grants	300,552	-	300,949
Stock issued in connection with conversion of
Series C Convertible Preferred Stock	-	-	-
Net income	-	6,843,642	6,843,642
Balance - June 30, 2008	$37,792,582	$(13,180,993)	$24,632,495

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash Flows From Operating Activities:

Net income (loss)	$6,843,642	$(4,786,696)

Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization of property and equipment	44,740	427,673
Amortization of intangible assets	324,741	1,586,046
Non-cash interest expense	1,538,276	1,127,792
Stock-based compensation related to restricted stock grants	300,949	1,170,432
Stock issued in connection with termination of stockholder
and license agreement	1,380,000	-
Stock issued in connection with settlement of liquidated damages	-	1,726,426
Fair value of warrants issued to a consultant	-	253,038
Deferred income tax expense	859,000	-
Gain on disposal of discontinued operations	(14,801,367)	-
Changes in operating assets and liabilities:
Accounts receivable	8,778,975	(5,005)
Unbilled receivables	1,491,671	538,563
Inventory and work in process	(25,289)	8,982
Restricted cash	(237,288)	250,000
Deposits, prepaid expenses and other current assets	118,667	(39,426)
Accounts payable	(7,892,053)	(4,973,676)
Unearned revenue	(267,309)	-
Accrued expenses and other current liabilities	327,044	(1,063,762)
Due to related parties	(290,036)	(305,746)
Net Cash Used In Operating Activities	(1,505,637)	(4,085,359)

Cash Flows From Investing Activities:
Purchase of property and equipment	(41,838)	(39,609)
Proceeds from sale of discontinued operations, net of transaction costs	10,269,615	-
Net Cash Provided by (Used In) Investing Activities	10,227,777	(39,609)

TECHNEST HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash Flows From Financing Activities:
Proceeds from term loan	-	3,000,000
(Repayment of) proceeds from revolving line of credit, net	(4,562,809)	4,562,809
Proceeds from note payable - Shelter Island	-	1,500,000
Payment of debt issuance costs	-	(492,953)
Payment of loan guarantee fee to Markland	-	(580,372)
Repayment of term loan	(2,166,667)	(833,333)
Repayment of notes payable	(3,056,130)	(5,253,166)
Net Cash Provided by (Used In) Financing Activities	(9,785,606)	1,902,985

Net Increase (Decrease) In Cash	(1,063,466)	(2,221,983)

Cash and Cash Equivalents - Beginning of Period - including $1,028,539
and $2,859,055, respectively, of cash related to discontinued operations	1,140,227	3,362,210

Cash and Cash Equivalents - End of Period - including $0 and $1,028,539,
respectively, of cash related to discontinued operations	$76,761	$1,140,227

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$1,329,411	$691,438
Taxes	$-	$-
Fair value of common stock and warrants issued as
deferred financing costs	$-	$561,970

See notes to consolidated financial statements

TECHNEST HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

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

Sale of EOIR Technologies, Inc.

On September 10, 2007, Technest and its wholly owned subsidiary, EOIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which Technest agreed to sell EOIR to LLC (see Note 3).  LLC is an entity formed on August 9, 2007 by The White Oak Group, Inc., an Atlanta, Georgia based private investment firm, for the purposes of facilitating this transaction.  The White Oak Group, Inc. is focused on investments in the aerospace and defense industry, with an emphasis on the following sectors: Homeland security (detection and deterrence); avionics and instrumentation; command and control; and communication networks and services.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Any reduction in the amount of the Contingent Purchase Price as a result of arbitration or settlement would reduce the amount of the gain on disposal of EOIR, net of tax.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, the Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008.  At that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  EOIR is presented as a discontinued operation in the consolidated financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 3).

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change are the revenue recognized under the percentage completion method on firm fixed price contracts, realizability of the receivable from the sale of EOIR, allowance for doubtful accounts, the estimated useful lives of property and equipment, carrying value of goodwill and long-lived assets, useful lives of intangible assets, fair value of assets and liabilities presented as discontinued operation, the amount due to contracting government agencies as a result of their audits, the realizability of deferred tax assets and the fair value of derivative liability and equity instruments issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. The company had no cash equivalents as of June 30, 2008.

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

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2008. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

Unbilled receivables represent amounts earned related to allowable costs incurred under firm fixed price contracts but not billed.

Inventory and Work in Process

Inventories are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value. Work in process represents allowable costs incurred but not billed related to time and material contracts.  Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved.

Property and Equipment

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting purposes. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5 years

Property and equipment consisted of the following at June 30, 2008:

Software	$49,940
Computer equipment	26,655
Furniture and fixtures	111,285
187,880
Less accumulated depreciation	(109,467)
$78,413

Depreciation expense from continuing operations for the years ended June 30, 2008 and 2007 was $44,741 and $40,590, respectively.

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

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheet.

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

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.

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

Effective July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. The implementation of FIN 48 had no impact on the Company’s financial statements as the Company has no unrecognized tax benefits.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company is primarily subject to U.S. federal and Maryland state income tax.

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

Common stock equivalents, consisting of Series A and C Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share for the year ended June 30, 2008 because their inclusion would have had the effect of decreasing the net loss from continuing operations per share otherwise computed (see Note 9).

Goodwill and Impairment

The Company records as goodwill the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is identified and recorded at the reporting unit level as required by paragraphs 30-31 of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prescribes a two-step process for impairment testing, at the reporting unit level, of goodwill, which is performed annually, as well as when an event triggering impairment may have occurred. The first step tests for impairment, while the second step, if necessary, measures the impairment. The Company has determined that its reporting unit is its operating segment since this is the lowest level at which discrete financial information is available and regularly reviewed by management. The Company has elected to perform its annual analysis during the fourth quarter of each fiscal year. No impairment charges were recorded in the years ended June 30, 2008 and 2007.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the years ended June 30, 2008 and 2007.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.  The Company adopted FIN 48 on July 1, 2007 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements."  This Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement, and therefore a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value, with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement.  An entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option may generally be applied instrument by instrument and is irrevocable.  This Statement is effective for the Company on July 1, 2008 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations.”  This Statement replaces FASB Statement No. 141, and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.   Under Statement No. 141 (revised) an acquirer is required to recognize at fair value the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.  This replaces the cost-allocation process under Statement No. 141, which resulted in the non-recognition of some assets and liabilities at the acquisition date, and in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.  This Statement requires that acquisition costs and expected restructuring costs be recognized separately from the acquisition, and that the acquirer in a business combination achieved in stages recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.  This Statement also requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, while Statement 141 allowed for the deferred recognition of pre-acquisition contingencies until certain recognition criteria were met, and an acquirer is only required to recognize assets or liabilities arising from all other contingencies if it is more likely than not that they meet the definition of an asset or a liability.  Under this Statement, an acquirer is required to recognize contingent consideration at the acquisition date, whereas contingent consideration obligations usually were not recognized at the acquisition date under Statement 141.  Further, this Statement eliminates the concept of negative goodwill and requires gain recognition in instances in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest in the acquiree.  This Statement makes significant amendments to other Statements and other authoritative guidance, and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.

In March of 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

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

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Any reduction in the amount of the Contingent Purchase Price as a result of arbitration or settlement would reduce the amount of the gain on disposal of EOIR.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, the Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008.  At that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  The Company continues to believe the outcome of the contingency is determinable beyond a reasonable doubt.

The Company has also recorded a $2,870,000 current and deferred tax provision related to this gain, which offsets the gain from discontinued operations.

The major classes of assets and liabilities disposed of were:

Assets related to discontinued operations:
Cash	$865,042
Accounts receivable	15,113,331
Unbilled receivable	4,110,027
Prepaid expenses and other current assets	337,516
Total current assets	20,425,916

Property and equipment, net	302,905
Deposits	47,603
Definitive lived intangible assets, net	9,006,632
Goodwill	9,159,513
Total non-current assets	18,516,653

Total assets related to discontinued operations	$38,942,569

Liabilities related to discontinued operations:
Accounts payable	$16,222,997
Unearned revenue	172,784
Accrued expenses and other current liabilities	4,987,678
Current portion of long term debt	5,969,513

Total liabilities related to discontinued operations	$27,352,972

Included in the current portion of long term debt above is all debt required to be repaid at the closing of the sale of EOIR.

The gain of disposal of EOIR was determined as follows:

Gross sales price (including contingent consideration)	$34,069,947
Transaction costs	(800,332)
Net sales price	33,269,615
Working capital adjustment due to LLC	(909,137)
Carrying value of Technest’s investment in EOIR	(17,559,111)
Gain on disposal of EOIR	$14,801,367

The Stock Purchase Agreement calls for an adjustment to the purchase price based on the final working capital in EOIR on the date of sale.  At December 31, 2007, the Company paid LLC $50,000 and has estimated that it owes an additional $859,137 related to this adjustment.  The Company also recorded certain severance payments triggered by the earning of the $23,000,000 of contingent consideration on the sale of EOIR of approximately $1,572,000  These amounts are included in the Company’s accrued expenses and other current liabilities at June 30, 2008.

For the years ended June 30, 2008 and 2007, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144. Revenues and net loss from discontinued operations were as follows:

	June 30, 2008	June 30, 2007

Revenues from discontinued operations	$46,099,851	$68,349,121
Net (loss) from discontinued operations	$(2,934,218)	$(395,939)

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30, 2008:

	Amount	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents – other	161,110	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,095,999)
Net definite-lived intangible asset	$635,111

Patents are amortized over their estimated useful life but not to exceed the legal life of the patent. Customer relationships and contracts are amortized over the contractual term of the existing contracts plus anticipated contract renewals in accordance with Emerging Issues Task Force No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”. In determining the estimate useful life of the customer relationships and contracts, the Company considered a number of factors including, its history with these customers which dates back to 1993, the remaining term of existing contracts, the status of outstanding bids submitted for additional contracts or contract extensions, the stage of development of the major tasks covered by existing contracts, the likelihood of receiving additional contracts or contract extensions and the term over which the Company could reasonably predict future revenues from existing customers.

Amortization expense was $324,741 for each of the years ended June 30, 2008 and 2007. Future amortization expense related to the definite-lived intangible asset over the next five years is $324,741 for the year ended June 30, 2009, $206,991 for the year ended June 30, 2010 and $10,741 for each of the years ended June 30, 2011, 2012 and 2013.

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

At June 30, 2008 and 2007, there were 64.325 shares of Series A Preferred Stock issued and outstanding.

Series B and C Convertible Preferred Stock

The Series B Preferred Stock was convertible into Markland Technologies, Inc. (“Markland”) common stock upon the earlier to occur of February 14, 2006 or the trading day immediately following the first period of five trading days during which Markland common stock had a closing bid price of $2.50 or higher on each day, if any. The number of shares to be issued upon conversion of each share of Series B preferred stock was approximately 4.35 divided by the lower of $0.60 and the average closing bid price for the 20 trading days preceding such conversion. Shares of the Series B Preferred Stock had a liquidation preference of $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series B Preferred Stock, did not accrue dividends and were not redeemable. The Series B Preferred Stock ranked pari passu with the Company's Series A and C Preferred Stock.

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

In the year ended June 30, 2008, 229,884 shares of Technest Series C Preferred Stock were converted to 229,884 shares of common stock.

At June 30, 2008, the Company had -0- shares of Series B Preferred Stock and 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the year ended June 30, 2008, the Company issued the following amounts of common stock:

•	155,000 shares of Technest common stock to four executives of the Company pursuant to employment agreements and performance bonuses.
•
3,000,000 shares of Technest common stock to Southridge Partners, LP with a value of $1,380,000 in connection with the Termination of Certain Sections of Stockholder Agreement and of License Agreement which has been included in selling, general and administrative expenses from continuing operations.

•	202,000 shares of Technest common stock to three employees of the Company pursuant to performance bonuses.
•	229,884 shares of Technest common stock to DKR Soundshore Oasis Holding Fund Ltd and DKR Soundshore Strategic Holding Fund Ltd upon conversion of 229,884 Series C Preferred Stock
•	40,000 shares of Technest common stock between David Gust and Robert Curtis, our non-employee directors, as compensation for their election and service on the Company’s Board of Directors.

Termination of Certain Sections of Stockholder Agreement and of License Agreement.

On August 31, 2007, Technest Holdings, Inc. entered into a Release Agreement with Southridge Partners, LP, a Delaware limited partnership (“Southridge”), a current stockholder of the Company, pursuant to which the parties agreed, among other things, to the following:

•
Technest and Markland Technologies, Inc. (“Markland”), a related party, were parties to a Stockholder Agreement, dated March 13, 2006 (the “Stockholder Agreement”), and a License Agreement dated March 13, 2006 (the “License Agreement”).  Pursuant to an Assignment and Assumption Agreement dated as of August 30, 2007 between Markland and Southridge, Markland assigned all of its rights in the Stockholder Agreement and the License Agreement to Southridge. As part of the Release Agreement, Southridge and Technest agreed to (a) terminate the obligations set forth in Section 1 of the Stockholder Agreement that restrict the ability of Technest to issue equity securities, convertible debt or derivative securities, (b) terminate the obligations set forth in Section 5 of the Stockholder Agreement relating to a right of co-sale and (c) terminate the License Agreement in its entirety.  All rights, title and interest in the intellectual property that was subject to the License Agreement reverts back to Technest and its subsidiaries.

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

No options were granted pursuant to the Plan during the years ended June 30, 2008 and 2007 and there are currently no options outstanding under the Plan.

Warrants

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2006	374,286	$6.50
Issued	275,000	2.97
Balance, June 30, 2007	649,286	5.00
Issued	--
Balance, June 30, 2008	649,286	$5.00

The following table summarizes the Company's warrants outstanding at June 30, 2008:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			2.5 years

As of June 30, 2008 all warrants are exercisable.

Stock Award Plan

On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan (the “2006 Plan”), pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries. The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.

Technest has broad discretion in making grants under the 2006 Plan and may make grants subject to such terms and conditions as determined by the Board of Directors or the committee appointed by the Board of Directors to administer the Plan. Stock awards under the 2006 Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award. Pursuant to the Stockholder Agreement with Markland (see Note 10), (i) awards relating to no more than 500,000 shares may be granted in calendar year 2006 (the “2006 Awards”), (ii) the 2006 Awards shall vest no earlier than twelve (12) months following the date of grant of such awards, and (iii) awards granted on or after January 1, 2007 shall vest no more frequently than in four equal quarterly installments.

Summary information with respect to the 2006 Plan is as follows:

	Number of Shares
	Issued	Granted but not issued	Total
Balance, June 30, 2007	159,779	258,800	418,579
Shares issued in prior grants	122,000	(122,000)	--
Shares granted and issued	275,000	--	275,000
Forfeited/cancelled	--	(136,800)	(136,800)

Balance, June 30, 2008	556,779	--	556,779

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2007	261,113	$4.47
Granted	275,000	$0.51
Vested	(291,114)	$3.29
Forfeited	(80,000)	$5.10
Nonvested at June 30, 2008	164,999	$4.47

During the year ended June 30, 2008, an officer with an employment agreement with the Company forfeited 120,000 shares of restricted stock and various employees forfeited 16,800 shares.   During the year ended June 30, 2007, an employee ceased employment with the Company and forfeited 25,000 shares of restricted stock.

Total stock-based compensation related to shares that vested in the years ended June 30, 2008 and 2007 was $300,949 and $1,170,432, respectively.  The fair value of restricted stock granted in the years ended June 30, 2008 and 2007 was $139,250 and $800,561, respectively.  As of June 30, 2008, there was unrecognized compensation costs related to nonvested restricted stock of $38,443 which will be recognized through January 2009.

As of June 30, 2008, the Company has 443,221 shares available for future grant under the Plan.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the year ended June 30, 2008, consist of the following:

Shares Potentially
Issuable
Series A Convertible Preferred Stock	306,047
Series C Convertible Preferred Stock	402,301
Warrants	649,286
Total as of June 30, 2007	1,357,634

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

Rent expense for continuing operations in the years ended June 30, 2008 and 2007 was $200,143 and $224,165, respectively.

The future minimum rental payments required under operating leases that have non-cancellable or original lease terms in excess of one year as of June 30, 2008 as are follows:

June 30,
2009	$209,962
2010	188,423
2011	144,473
2012 & 13	--
Total	$542,858

Government Contracts

            In the year ended June 30, 2008, the Defense Contract Audit Agency completed its audit up to the end of fiscal 2004 and concluded that $65,831 is due to be refunded to the Government. This amount is included in accrued expenses.  In the year ended June 30, 2008 the Department of Health and Human Services also contended that funds in excess of the grant award authorization had been paid to the Company through  February 2008.  An amount of $28,932 is included in accrued expenses towards this due refund.

In conjunction with these audits, the Company determined that there were additional allowable costs incurred under a contract that was completed in 2005.  As a result the Company was permitted to bill approximately $70,000 in the quarter ended June 30, 2008 which is included in revenue.

The Company's billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.

Employment Agreements with Gino M. Pereira and Nitin V. Kotak

On January 14, 2008, Technest entered into employment agreements with its Chief Executive Officer, Mr. Gino M. Pereira and its Chief Financial Officer, Mr. Nitin V. Kotak. The employment agreements provide for:

•	a term of five years beginning on January 14, 2008;

•	a base salary of $350,000 per year to Mr. Pereira and a base salary of $220,000 per year to Mr. Kotak.

•	payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement;

•	$5,000 per month for auto expense, home office expense and other personal expenses to Mr. Pereira

Mr. Pereira is entitled to receive a bonus of 5% of the Company’s EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of the Company’s fiscal year, up to a maximum allowable cash bonus of 300% of his annual salary (the EBITDA Bonus). In addition, Mr. Pereira is eligible to receive equity bonus compensation under the Company’s 2006 Stock Award Plan in the amounts determined as follows: shares of common stock calculated by dividing 7% of the increase, if any, of the Market Capitalization of the Company’s common stock as of the prior fiscal year end compared to the following fiscal year end, by the closing price of the Company’s common stock on the trading day immediately prior to the issuance of such shares (the Market Cap Bonus Shares).  At June 30, 2008, the Company has not accrued any cash or equity bonus for Mr. Pereira.

Mr. Kotak is entitled to receive cash bonus and equity bonus compensation from time to time as determined by the Board of Directors of the Company, or a compensation committee of the Board of Directors of the Company, or subset of such committee, composed in accordance with the corporate governance requirements of the listing exchange.  Mr. Kotak has been granted an initial stock award of 50,000 shares of the Company’s common stock which shall vest on the first anniversary of the agreement.  At June 30, 2008, the Company has not accrued any cash bonus for Mr. Kotak.

The employment agreements provide that in the event that the executive's employment with Technest is terminated by Technest without cause (as that term is defined in clause (iii) of Section 8(a) of the agreement), or by the executive for "Good Reason" (as that term is defined in clause (v) of Section 8(a) of the agreement), Technest will continue to pay the executive’s cash salary and provide medical benefits comparable to those the executive participated in during his engagement with the Company for the executive and his eligible dependents for a period of one year from the date of termination. In such an event Mr. Pereira shall further be paid the EBITDA Bonus calculated on the company’s EBITDA as of the month immediately prior the date of termination and the Market Cap Bonus Shares calculated by dividing 7% of the increase, if any, of the market capitalization as of the fiscal year end prior to the date of termination compared to the 20 trading days immediately preceding the date of termination by the closing price for the trading day immediately preceding the date of termination.   In the event that the executive’s employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or medical benefits.

Mr. Pereira’s employment agreement also provides that in the event that a change of control (as defined in the agreement) occurs during the term of the agreement and the executive is terminated by the Company as a result of such change of control (other than for cause) or the executive terminates for good reason as a result of the change of control, the executive shall be entitled to an amount equal to two multiplied by the annual salary and the EBITDA Bonus calculated on the Company’s EBITDA as of the month immediately prior to the change of control and the Market Cap Bonus Shares calculated by dividing 7%of the increase, if any, of the market capitalization as of the fiscal year end prior to the change of control compared to the 20 trading days immediately preceding the change of control by the closing price for the trading day immediately preceding the change of control.

Mr. Kotak’s employment agreement also provides that in the event that a change of control (as defined in the agreement) occurs during the term of the agreement and the executive is terminated by the Company as a result of such change of control (other than for cause) the executive shall be entitled to an amount equal to the annual salary.

11.  INCOME TAXES

The benefit from federal and state income taxes related to continuing operations for the year ended June 30, 2008 was $2,011,000.  In the year ended June 30, 2007, there was no benefit or provision for federal or state income taxes due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The income tax provision (benefit) related to continuing operations for the years ended June 30, 2008 and 2007 was as follows:

	2008	2007
Current:
U.S federal	$--	$--
State and local	--	--
	--	--
Deferred:
U.S federal	(1,748,000)	--
State and local	(263,000)	--
	(2,011,000)	--
	$(2,011,000)	$--

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007, due to the following:

	2008		2007

Computed “expected” tax provision (benefit)	(35%	)	(35%	)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3%	)	(2%	)
Stock-based compensation	8%		3%
Other permanent differences	1%		12%
Increase (decrease) in the valuation reserve	(19%	)	22%
	(48%	)	--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$3,370,000	$4,420,000
Stock-based compensation	105,000	535,000
Intangibles	302,000	--
Miscellaneous accruals	601,000	--
Property and equipment	2,000	117,000
Valuation allowance	(2,369,000)	(4,608,000)
Net deferred tax assets	2,011,000	464,000

Deferred tax liabilities:
Non-deductible EOIR intangibles	--	(464,000)
Deferred gain on sale of EOIR	(2,743,000)	--
Deferred tax liabilities	(2,743,000)	--
		--
	$(732,000)	$--

The net deferred tax liability at June 30, 2008 has been included in current liabilities in the accompanying balance sheet.

As of June 30, 2008 and 2007, the Company had a valuation allowance of $2,369,000 and $4,608,000, respectively.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes.  In the years ended June 30, 2008 and 2007, the valuation allowance (decreased) increased by ($2,239,000) and $1,064,000, respectively.  The decrease in the valuation allowance in the year ended June 30, 2008 related to the ability of the Company to utilize net operating loss carryforwards against the deferred gain on the sale of EOIR (see Note 3).  As of June 30, 2008, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $2,617,000 which begin to expire in 2024.

The Company increased its current and deferred tax liability during the quarter ended June 30, 2008 by a net $559,000 as a result of completing an analysis of the amounts and availability under IRC Section 382 of net operating loss carrying forwards and overall tax impact of the sale of EOIR (see Note 3).

During the years ended June 30, 2008 and 2007, the Company recognized approximately $38,000 and $0 of interest and penalties, respectively. Tax years subsequent to 2004 are subject to examination by federal and state authorities. Tax returns subsequent to 2004 have not yet but are in the process of being filed.

12.  RELATED PARTY TRANSACTIONS

During the year ended June 30, 2008, Markland invoiced, and EOIR paid, $264,306 in conjunction with the supply of products pursuant to a sub-contract agreement.  Markland is a shareholder of the Company.

During the year ended June 30, 2008, Technest paid Southridge Partners LP, $250,000 in satisfaction of a payable assigned from Markland in June 2007.  Southridge is a shareholder of the Company.  The Company also issued Southridge 3,000,000 shares of its common stock with a fair value of $1,380,000 in connection with the termination of certain sections of a stockholder agreement and a licensing agreement both dated March 13, 2007 (see Note 5).

13.  EMPLOYEE BENEFIT PLANS

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

Contributions and other costs of these plans in the years ended June 30, 2008 and 2007 were $105,236 and $113,840, respectively.

14.  LITIGATION

H&H

On or about July 23, 1998, H & H Acquisition Corporation, individually and purportedly on behalf of Technest Holdings, commenced an action in United States District Court, Southern District of New York entitled H & H Acquisition Corp., individually and on behalf of Technest Holdings, Inc. v. Financial Intranet Holdings, Inc., Technest Holdings, Inc., F/K /A Financial Intranet, Inc., Ben Stein, Interwest Transfer Co., Steven A. Sanders, Michael Sheppard, Maura Marx, Henry A. Schwartz, Leonard Gotshalk, Gotshalk Enterprises, Law Office of Steven A. Sanders, P.C. and Beckman, Millman & Sanders, LLP, 98 Civ. 5269. The plaintiffs are purporting to act on behalf of Technest in the context of a shareholder’s derivative suit. The action’s principal basis appears to be a claim that Ben Stein, a former director and Secretary of Technest, wrongfully claims ownership of shares of common stock that Stein agreed to purchase from H&H. According to H&H, these shares belong to them. H&H asserts sixteen causes of action. Only some of the causes of action make allegations against Technest Holdings, Inc., Michael Sheppard and Maura Marx, former officers of Technest.

Technest, Mr. Sheppard and Ms. Marx believe that the claims against Technest, Mr. Sheppard and Ms. Marx are without merit and are vigorously defending the action. Technest, Mr. Sheppard and Ms. Marx have filed responses to the claims against them. The responses deny all material allegations of the complaint and the claim asserted by the transfer agent, and asserts a variety of defenses.

In June 2006, the court directed the parties to address the court’s continuing subject matter jurisdiction over Technest in the H&H matter. Technest responded to the court’s direction and believes that as a result of intervening corporate actions, the injunctive relief sought by the plaintiff which gives rise the court’s subject matter jurisdiction in this case has been rendered moot, thereby depriving the court of continuing subject matter jurisdiction. On July 31, 2008, the court denied the motion to dismiss for lack of subject matter jurisdiction. On September 5, 2008, in accordance with the judge’s order of July 31, 2008, Technest, Mr. Sheppard and Ms. Marx filed a motion for summary judgment to dismiss all claims against them.   We intend to defend our position vigorously and cannot make any assurances about the litigation’s outcome.

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  At June 30, 2008 and for the year then ended, this amount is included in accrued expenses and selling, general and administrative expenses.

The White Oak Group

On August 26, 2008, EOIR Holdings LLC (“LLC”) notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  Technest is seeking payment of approximately $22 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment.  LLC is an entity formed for the purpose of facilitating the acquisition of EOIR by The White Oak Group, Inc., an Atlanta based private equity firm.

15.  SUBSEQUENT EVENTS

Common Stock Issuances

On July 31, 2008, the Company issued the following amounts of its common stock:

●	63,125 shares of its Common Stock to two non-employee directors of the company as compensation for service on the Company’s board of directors for the period January 1, 2008 to June 30, 2008

●	32,751 shares of its Common Stock to three non-employee directors of the company as compensation for service on the Company’s board of directors for the period April 1, 2008 to June 30, 2008

●	75,000 shares of its Common Stock to two employees of the Company pursuant to achieving milestones set out in employment agreements.

Southridge Financing

Subsequent to June 30, 2008, the Company entered into an arrangement with Southridge Partners, LP for the sale of a newly authorized class of preferred stock (“Series D Preferred”).  The arrangement permits the Company to sell to Southridge shares of Series D Preferred for gross proceeds totaling $1,500,000.

The Series D Preferred has a total face value of $3,000,000, is convertible into common stock at any time at a price of $0.20 per share and shall be redeemed by the Company upon receipt of the Contingent Purchase Price (see Note 3).  Since the redemption of the Series D Preferred is not solely within the control of the Company, it does not meet the requirements for classification as equity.  As a result, it will be classified in the Balance Sheet in the mezzanine, between liabilities and equity.  Since the Series D Preferred will be issued at a discount to its face value, the Company expects there to be a beneficial conversion feature at least equal to the proceeds received.  Therefore, the Company expects to show a deemed dividend in arriving at net income (loss) applicable to common stockholders equal to the proceeds received in the period in which the Series D Preferred is issued.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2008, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2008 management concludes that our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) and 15-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. Management based its assessment on the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2008. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, Wolf & Company, P.C., regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act.

The information called for by this item is incorporated by reference to our Proxy Statement or our Information Statement pertaining to the 2008 annual meeting of stockholders.

Item 10. Executive Compensation.

The information called for by this item is incorporated by reference to our Proxy Statement or our Information Statement pertaining to the 2008 annual meeting of stockholders.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated by reference to our Proxy Statement or our Information Statement pertaining to the 2008 annual meeting of stockholders.

Item 12. Certain Relationships and Related Transactions.

The information called for by this item is incorporated by reference to our Proxy Statement or our Information Statement pertaining to the 2008 annual meeting of stockholders.

Item 13. Exhibits.

Exhibit No.	Description	Filed with this 10-KSB	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Securities Purchase Agreement by and among Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC, dated February 14, 2005		8-K	February 15, 2005	2.1
2.2	Securities Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc., dated February 14, 2005		8-K	February 15, 2005	2.2
2.3	Agreement and Plan of Merger by and between Technest Holdings, Inc., MTECH Acquisition, Inc., Genex Technologies, Inc. and Jason Geng, dated February 14, 2005		8-K	February 15, 2005	2.3
2.4	2001 Stock Option Plan		DEF 14A	June 14, 2001	C
2.5	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1

2.6	Form of Voting Agreement with a list of signatories.		8-K	September 13, 2007	2.2

2.7	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3

3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1
3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2
3.3	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1
3.4	Amended and Restated By-Laws dated May 21, 2001.		DEF 14A	June 14, 2001	B
3.5	Bylaw Amendments		8-K	December 20, 2006	3.1
3.6	By-law Amendments		8-K	October 4, 2007	3.1
4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1
4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.		8-K	February 14, 2005	4.1

4.3	Registration Rights Agreement between Markland Technologies, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Markland Common Stock, dated February 14, 2005	8-K	February 15, 2005	4.1
4.4	Registration Rights Agreement between Technest Holdings, Inc. and Markland Technologies, Inc., dated February 14, 2005	8-K	February 15, 2005	4.2
4.5	Registration Rights Agreement between Technest Holdings, Inc. and Southridge Partners LP, Southshore Capital Fund Limited, ipPartners, Inc, Verdi Consulting, Inc., DKR Soundshore Oasis Holding Fund, Ltd., DKR Soundshore Strategic Holding Fund, Ltd. and Deer Creek Fund LLC for Technest Series C Preferred Stock and Warrants for Technest common stock, dated February 14, 2005	8-K	February 15, 2005	4.3
4.6	Registration Rights Agreement between Technest Holdings, Inc. and Jason Geng for registration of Earnout Shares, dated February 14, 2005	8-K	February 15, 2005	4.4
4.7	Registration Rights Agreement between Markland Technologies, Inc. and Jason Geng, dated February 14, 2005	8-K	February 15, 2005	4.5
4.8	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6
4.9	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7
4.10	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8
4.11	Amendment No. 1 to the Registration Rights Agreement dated October 3, 2005 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	October 7, 2005	4.2
4.12	Amendment No. 2 to Registration Rights Agreement dated February 27, 2006 among Technest Holdings, Inc., Verdi Consulting, Inc., ipPartners, Inc., Southridge Partners LP and Southshore Capital Fund, Ltd., amending the Registration Rights Agreement dated February 14, 2005 among these parties.	8-K	March 2, 2006	4.2
4.13	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.1

4.14	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.2
4.15	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	10-KSB	October 13, 2006	4.15

4.16	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.		10-KSB	October 13, 2006	4.16
4.17	$1,650,000 Secured Original Issue Discount Debenture dated May 31, 2007.		8-K	June 5, 2007	4.1
4.18	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008	x
10.1*	Form of Option to be granted under the 2004 Markland Stock Incentive Plan		8-K	February 15, 2005	10.6
10.2	Stock Purchase Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated August 17, 2005		8-K	August 18, 2005	10.1
10.3	Stock Purchase Agreement by and between Markland and EOIR, dated June 30, 2004.		10-QSB	November 21, 2005	10.3
10.4	Form of Promissory Note made by EOIR Technologies, Inc. and dated June 29, 2004.		10-QSB	November 21, 2005	10.4

10.5	Security Agreement by and between EOIR and sellers of EOIR stock, dated June 30, 2004.	10-QSB	November 21, 2005	10.5
10.6	Pledge and Security Agreement, by and between Markland, EOIR and the Sellers thereon, dated June 29, 2004.	10-QSB	November 21, 2005	10.6
10.7	Lease between Paul J Kingston, Trustee of M.P.A. Realty Trust, and Technest Holdings, Inc., dated December 31, 2005.	10-QSB	February 21, 2006	10.6
10.8	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005.	10-QSB	February 21, 2006	10.7
10.9	Stockholders’ Agreement between Markland Technologies, Inc. and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.1

10.10*	Form of Restricted Stock Agreement between Joseph P. Mackin and Technest Holdings, Inc.	8-K	March 17, 2006	10.5
10.11*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6
10.12*	Release and Indemnification Agreement between Robert Tarini and Technest Holdings, Inc. dated March 13, 2006.	8-K	March 17, 2006	10.7
10.13*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8
10.14	Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.1
10.15	Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.2
10.16	Intellectual Property Security Agreement among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.3

10.17	Unconditional Guaranty by Markland Technologies, Inc. dated August 4, 2006.	8-K	August 14, 2006	10.4
10.18	Stock Pledge Agreement between Markland Technologies, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	10.5
10.19*	Agreement relating to Certain Promissory Notes between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.6

10.20*	First Allonge to Promissory Note of Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.7
10.21*	Restricted Stock Grant Agreement between Technest Holdings, Inc. and Joseph P. Mackin dated August 4, 2006.	8-K	August 14, 2006	10.8
10.22	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.	10-KSB	October 13, 2006	10.36
10.23	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	10-QSB	February 14, 2007	10.1

10.24	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	10-QSB	February 14, 2007	10.2
10.25	First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.3
10.26	First Loan Modification Agreement, dated February 14, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.4
10.27	Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Term Loan among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.5
10.28	Second Loan Modification Agreement, dated April 3, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.	10-QSB	May 11, 2007	10.6
10.29	Securities Purchase Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.1
10.30	Security Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.2
10.31	Security Agreement dated May 31, 2007 between Technest Holdings, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.3

10.32	Security Agreement dated May 31, 2007 between Markland Technologies, Inc. and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.4
10.33	Security Agreement dated May 31, 2007 between Genex Technologies Incorporated and Shelter Island Opportunity Fund, LLC.	8-K	June 5, 2007	10.5
10.34	Guaranty by E-OIR Technologies, Inc. dated May 31, 2007.	8-K	June 5, 2007	10.6

10.35	Guaranty by Genex Technologies Incorporated dated May 31, 2007.		8-K	June 5, 2007	10.7
10.36	Agreement relating to Certain Promissory Notes among Technest Holdings, Inc., E-OIR Technologies, Inc. and Joseph P. Mackin dated May 31, 2007.		8-K	June 5, 2007	10.8
10.37	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP		8-K	September 7, 2007	10.1
10.38	Third Loan Modification Agreement, dated September 12, 2007, to the Loan and Security Agreement for Working Capital Line of Credit among Silicon Valley Bank, Technest Holdings, Inc., E-OIR Technologies, Inc. and Genex Technologies, Inc. dated August 4, 2006.		10-KSB	October 1, 2007	10.54
10.39	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D
10.40	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC		Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C
10.41*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.1
10.42*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.		8-K	January 18, 2008	10.2
10.43*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.3
10.44*	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.5
10.45*	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.		8-K	January 18, 2008	10.6
10.46*	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007.		10-QSB	February 19, 2008	10.8
10.47*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007.		10-QSB	February 19, 2008	10.9
10.48	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008.	x

16.1	Letter from Sherb & Co.		8-K/A	August 25, 2005	16.1
21.1	List of the Subsidiaries of Technest Holdings, Inc.	x
23.1	Consent of Wolf & Company, PC	x
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

* Indicates a management contract or compensatory plan.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to our Proxy Statement or our Information Statement pertaining to the 2008 annual meeting of stockholders.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 2, 2008.

TECHNEST HOLDINGS, INC. By: /s/Gino Miguel Pereira
Gino Miguel Pereira Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gino Miguel Pereira	Chief Executive Officer, President and	October 2, 2008
Gino Miguel Pereira	Chairman of the Board of Directors

/s/ Nitin V. Kotak	Chief Financial Officer and Principal	October 2, 2008
Nitin V. Kotak	Accounting Officer

/s/ Robert Curtis	Director	October 2, 2008
Robert Curtis

/s/ Lawrence Ditkoff	Director	October 2, 2008
Lawrence Ditkoff

/s/ David R. Gust	Director	October 2, 2008
David R. Gust

/s/ Stephen Hicks	Director	October 2, 2008
Stephen Hicks

/s/ Henry Sargent	Director	October 2, 2008
Henry Sargent