Form 10KSB/A
period 2008-06-30
TECHNEST HOLDINGS INC
filed 2008-10-28
CIK 1077800

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 29, 2008 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $3,280,942

*
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

20,676,739 shares as of October 15, 2008, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-KSB for the year ended June 30, 2008, filed on October 2, 2008 (the “Original Filing”). This Form 10-KSB/A amends and restates Part III, Items 9, 10, 11, 12, 13 and 14, in their entirety, in order to provide required disclosure within 120 days following the end of our fiscal year, because we have not yet filed a definitive proxy statement or information statement with the Securities and Exchange Commission. The remainder of the Original Filing is unchanged and is not reproduced in this Form 10-KSB/A. Except as otherwise indicated, this Form 10-KSB/A speaks as of the date of the Original Filing and reflects only the changes discussed above. No other information in the Original Filing, including our financial statements and the notes to the financial statements, has been modified or updated in any way.

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

TECHNEST HOLDINGS, INC.
FORM 10-KSB/A
TABLE OF CONTENTS
June 30, 2008

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers are:

Name	Age	Position	Year Began
Gino M. Pereira	51	Chief Executive Officer, President, Chairman of the Board of Directors	2005
Nitin V. Kotak	51	Chief Financial Officer	2005
Robert A. Curtis	54	Director	2008
Laurence J. Ditkoff	48	Director	2008
David R. Gust	66	Director	2006
Stephen M. Hicks	49	Director	2008
Henry Sargent	41	Director	2008
_______________________
Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Gino M. Pereira has been our Chief Executive Officer since January 1, 2008 and had been our Chief Financial Officer since February 14, 2005. On January 6, 2006, Mr. Pereira was elected to our Board of Directors. Mr. Pereira currently serves on the Board of Directors of Teletrak Environmental Systems. From 1991 through 2000, Mr. Pereira was employed by CDC Technologies, Inc., located in Oxford, Connecticut. From 1991 through 1998, Mr. Pereira was CDC Technologies' Executive Vice President and Chief Financial Officer. In 1999, Mr. Pereira assumed the role of Chief Operating Officer of CDC Technologies. Mr. Pereira remained in that role through 2000. In January 2001, Mr. Pereira assumed the position of Chief Operating Officer of CDC Acquisition Corporation, a subsidiary company of Drew Scientific Group plc. Mr. Pereira remained in that position until November 2001, when he became a principal at Interim Management Solutions in Oxford, Connecticut. During his tenure at Interim Management Solutions, Mr. Pereira has acted as an interim or part-time Chief Financial Officer or Chief Operations Officer for numerous small and emerging companies. In January 2003, Mr. Pereira also became a Managing Director of Kiwi Securities, Inc., an independently owned investment banking firm, a post he held until December 7, 2004. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK).

Nitin V. Kotak has been our Chief Financial Officer since January 1, 2008 and had been our Vice President, Finance & Operations since November 2005.  Mr. Kotak has more than 25 years of experience in managing finance, accounting, reporting, investor relations, taxation and information technology functions in various industries and countries. Prior to joining Technest, Mr. Kotak was the Vice President of Finance & Accounting for Able Laboratories, Inc., New Jersey, a publicly traded company with a market capitalization of about $ 500 million from October 2003. Prior to joining Able, from December 1999 to September 2003, Mr. Kotak was the Chief Financial Officer, Corporate Secretary and the Finance Member of the Board of Directors of Mattel Toys (India) Private Limited, a wholly owned subsidiary of Mattel Inc. Mr. Kotak is a Fellow of the Chartered Association of Certified Accountants (India). Mr. Kotak received his Bachelor of Commerce in Accounting from the University of Calcutta.

Dr. Robert A. Curtis has served on our Board of Directors since January 14, 2008.  Dr. Curtis is currently the Chief Executive Officer of the Regional Technology Development Corporation in Woods Hole, Massachusetts, an innovation accelerator broadly focused on starting new companies based on technology discovered and developed from the Woods Hole Oceanographic Institution and the Marine Biological Laboratory.  He was most recently co-founder, President and CEO of HistoRx, Inc. a tissue based diagnostics company formed with the Yale University School of Medicine.  Over the last 17 years, he has founded or been directly involved in the early stages of nine start-up companies, primarily in the life sciences area including Combichem, Inc, Pharmacopeia, Inc, MetaMorphix, Inc, Cape Aquaculture Technologies, Inc. and Cambridge Neuroscience, Inc. Prior to his entrepreneurial activities, Dr. Curtis held a variety of positions at Pfizer, Inc., including Director of Licensing and Development, where he was responsible for worldwide pharmaceutical licensing and technology acquisition. He started his career as an Assistant Professor at the University of Illinois Medical Center in Chicago. Dr. Curtis earned a B.S. degree in Pharmacy from the Massachusetts College of Pharmacy, a Doctor of Pharmacy degree and Residency in Clinical Pharmacology from the University of Missouri, and a M.B.A. from Columbia University. Dr. Curtis is currently an advisor to a number of private entrepreneurial companies and has served as a judge for the MIT $50K Entrepreneurial Award-Business Plan Competition.

Laurence J. Ditkoff, CFA, CPA, has served on our Board of Directors since March 11, 2008. Mr. Ditkoff is the Director of Research for Southridge LLC and responsible for investment evaluation and selection, due diligence, and transaction structuring. He joined Southridge in 2000. He spent 14 years at Bell Atlantic Corporation and NYNEX, where he was responsible for financial oversight, cash flow forecasting, financial statement analysis, competitive threat analysis, and financial evaluation of new products. Mr. Ditkoff received a BA in Accounting from the University of Pennsylvania, and an MBA in Finance from Pace University, NY. He is a Certified Public Accountant for the State of New York.

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

Stephen M. Hicks has served on our Board of Directors since March 11, 2008. Mr. Hicks is the Chief Executive Officer and founding principal of Southridge LLC. Mr. Hicks sets the overall strategic direction for the Southridge group of companies, and is responsible for business development and execution. Mr. Hicks founded Southridge Capital Management, an investment firm that provides capital to growing enterprises internationally, in 1996. Active in the investment industry for over 20 years, Mr. Hicks has broad experience in financial structuring, derivatives, risk arbitrage, and investment banking. He received his BS in Business Administration from King’s College in Briarcliff Manor, New York, and an MBA from Fordham University, in New York City.

Henry Sargent, JD, CFA, has served on our Board of Directors since March 11, 2008. Mr. Sargent is the Chief Compliance and Chief Operating Officer of Southridge LLC. His responsibilities include investment selection, deal structuring and monitoring, workouts, and reorganization. Prior to joining Southridge in 1998, Mr. Sargent spent several years at a New York-based corporate and securities law firm, specializing in private placements, venture capital financing, and corporate reorganizations. He received a BA from Connecticut College and his JD from Fordham University School of Law, NY. Mr. Sargent is a member of the New York Bar Association, the CFA Institute, and the New York Society of Security Analysts.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.technestinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2007 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Ditkoff filed a late Form 3 on March 24, 2008 upon being elected to the board of directors and Aberdeen Avenue LLC filed a late Form 3 on October 12, 2007 upon becoming a 10% beneficial owner.

ITEM 10.           EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2008 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All other compensation ($)		Total ($)

Gino M. Pereira (1)	2008	$350,000		$-	$-		$420,500	(2)	$770,500
Chief Executive Officer and President	2007	212,413	(3)	(4)	367,200	(5)	50,608	(6)	630,221

Nitin V. Kotak (7) Chief Financial Officer	2008	$185,000		$-	$22,500	(8)	$11,100	(9)	$218,600

Joseph P. Mackin (10)	2008	$175,000		$-	$-		$420,500	(11)	$595,500
Former Chief Executive Officer and President	2007	361,891		(12)	(13)		72,615	(14)	434,506
_____________________________
(1)
On January 1, 2008 upon the closing of the sale of EOIR Technologies, Inc. to EOIR Holdings, LLC, Mr. Pereira became the Chief Executive Officer and President of Technest. Prior to becoming the Chief Executive Officer, Mr. Pereira was the Chief Financial Officer of Technest.

(2)
Consists of (i) $350,000 paid to Mr. Pereira in accordance with his March 13, 2006 employment agreement upon the sale of EOIR Technologies, Inc., (ii) $60,000 paid to Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s March 13, 2006 employment agreement, and (ii) $10,500 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(3)
In accordance with Mr. Pereira’s employment agreement dated March 13, 2006, Mr. Pereira was required to devote at least sixty percent of his working time to Technest. In addition, during the year ended June 30, 2007, Mr. Pereira performed a certain percentage of work for Markland Technologies, Inc.

(4)	In the fiscal year ended June 30, 2008, Mr. Pereira was paid a bonus of $52,500 for services performed during the fiscal year ended June 30, 2006.

(5)
Pursuant to Mr. Pereira’s March 13, 2006 employment agreement, Mr. Pereira was to receive an initial award of 72,000 shares, which were to be issued on the first business day after Technest has filed a registration statement on Form S-8 registering the 2006 Stock Award Plan and were to vest in three equal installments on April 1, 2007, July 1, 2007 and October 1, 2007. The registration statement on Form S-8 was filed on August 7, 2007. On August 21, 2007, Technest issued Mr. Pereira 72,000 shares. The fair value of the stock award was estimated on the grant date in accordance with FAS 123R.

(6)
Consists of (i) $38,000 paid to Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement, and (ii) $12,608 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(7)
On January 1, 2008, Mr. Kotak became the Chief Financial Officer upon the sale of EOIR Technologies, Inc. to EOIR Holdings, LLC. Prior to becoming the Chief Financial Officer, Mr. Kotak was the Vice President, Finance & Operations of Technest.

(8)
Pursuant to Mr. Kotak’s January 14, 2008 employment agreement, he received an initial award of 50,000 shares of Common Stock which shall vest on January 14, 2009 provided Mr. Kotak continues to provide services to Technest. The fair value of the stock award was estimated on the grant date in accordance with FAS 123R.

(9)	Consists of Technest’s matching and safe harbor contributions under its 401(k) plan.

(10)
On March 13, 2006, Dr. Mackin was appointed the Chief Executive Officer and Chairman of the Board of Directors of Technest. On December 31, 2007, in conjunction with the closing of the sale of EOIR Technologies, Inc. to EOIR Holdings, LLC, Dr. Mackin resigned as the Chief Executive Officer, President and Chairman of the Board of Directors.

(11)
Consists of (i) $350,000 paid to Dr. Mackin in accordance with his March 13, 2006 employment agreement upon the sale of EOIR Technologies, Inc., (ii) $60,000 paid to Dr. Mackin as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to his March 13, 2006 employment agreement, and (ii) $10,500 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(12)	In the fiscal year ended June 30, 2008, Dr. Mackin was paid a bonus of $105,000 for services performed during the fiscal year ended June 30, 2006.

(13)
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

In August 2006, Dr. Mackin received 23,915 shares of Technest common stock as consideration for the subordination of Dr. Mackin’s security interest to Silicon Valley Bank; such shares are subject to forfeiture if prior to February 10, 2008 (18-months from the anniversary of the closing date of the bank financing with Silicon Valley Bank) Dr. Mackin voluntarily terminates his services or is terminated for cause. These shares were no longer subject to forfeiture upon the sale of EOIR Technologies, Inc. The fair value of these shares on the grant date in accordance with FAS 123R was $69,347.

(14)
Consists of (i) $60,000 paid to Dr. Mackin as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Dr. Mackin’s employment agreement, and (ii) $12,615 as Technest’s matching and safe harbor contributions under its 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End.

The following table sets forth certain information regarding stock awards as of June 30, 2008 by the executive officers named in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($) (1)
Nitin V. Kotak (2)	50,000	$22,500

_______________________
(1)
In accordance with Item 402 of Regulation S-B, the market value of the shares was calculated using the closing price of the Company’s common stock as reported by NASDAQ on June 30, 2008, the last trading day of the Company’s fiscal year, of $0.45.

(2)
Pursuant to Mr. Kotak’s January 14, 2008 employment agreements with Technest, Mr. Kotak received an initial award of 50,000 shares which shall vest on January 14, 2009 provided Mr. Kotak continues to provide services to Technest.

Impact of Sale of EOIR Technologies, Inc.

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

On October 23, 2007, stockholders of the Company holding in excess of a majority of the outstanding shares of the Company's common stock, constituting the sole class of voting securities of the Company, executed and delivered to the Company their consent approving the Stock Purchase Agreement and the transactions contemplated thereby. The stockholder consent is sufficient under Nevada law to approve the Stock Purchase Agreement without the requirement of any other stockholder vote. No further action of the stockholders is required to approve the Sale.  Pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, an information statement must be transmitted to Technest’s stockholders prior to such action by written consent becoming effective; such action is effective on the twentieth (20th) day following the date a definitive information statement is first sent to the stockholders of Technest.  The definitive information statement was first sent to the stockholder on December 7, 2007 and therefore, the corporate action was effective as of December 27, 2007.

On December 31, 2007, Technest sold and LLC acquired 100% of the issued and outstanding shares of capital stock of EOIR for $11 million in cash at the closing.  In addition to the initial cash payment, LLC has agreed to pay Technest an additional contingent payment of $23 million if, on or prior to December 31, 2009, EOIR is awarded the follow-on of the U.S. Army's Night Vision and Electronics Sensors Directorate (NVESD) contract. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The contingent purchase price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement.

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

Dr. Mackin and Mr. Pereira’s Employment Agreements

Dr. Mackin and Mr. Pereira’s employment agreements with Technest dated March 13, 2006 provided that if the executive’s employment was terminated without cause, then Technest would continue to pay the executive’s annual salary payments through the term of the employment agreement (the “Severance Payment”).  On September 7, 2007, the board of directors of Technest unanimously approved a resolution which provided that upon the closing of the Sale, Dr. Mackin and Mr. Pereira would be paid one year of the Severance Payment ($350,000) and that upon the payment of the contingent purchase price, if any, Dr. Mackin and Mr. Pereira will be entitled to receive the remaining portion of their Severance Payment.  As of the closing date of December 31, 2007, Dr. Mackin and Mr. Pereira would each be entitled to receive $785,833 upon Technest’s receipt of the contingent purchase price.  If the contingent purchase price is not paid, then Dr. Mackin and Mr. Pereira will each forfeit his right to receive the remaining portion of the Severance Payment.  Technest, Dr. Mackin and Mr. Pereira entered into agreements on December 31, 2007 which terminated their March 13, 2006 employment agreements and reflected the board’s decision of September 7, 2007.  These agreements were filed as exhibits 10.8 and 10.9 to Technest’s quarterly report on Form 10-QSB for the quarter ended December 31, 2007 filed on February 19, 2008.

Dr. Mackin’s employment agreement was filed as exhibit 10.3 to our current report on Form 8-K filed on March 17, 2006 and Mr. Pereira’s employment agreement was filed as exhibit 10.4 to the same report.

Dr. Mackin’s Outstanding EOIR Promissory Note

On June 29, 2004, all of the outstanding stock of EOIR was sold by the stockholders of EOIR to Markland Technologies, Inc.  The purchase price was paid to the selling stockholders in the form cash and promissory notes.  The Company’s Chief Executive Officer, Joseph P. Mackin, was a stockholder of EOIR and received a promissory note in connection with the above described transaction.  The outstanding principal amount of the promissory note was $608,957.  Pursuant to the terms of the Stock Purchase Agreement, at the closing, LLC repaid the indebtedness of EOIR.  Therefore, Dr. Mackin received $608,957 at the closing in connection with the repayment of the promissory note held by him.

Dr. Mackin’s Shares of Common Stock

As consideration for the subordinating of his security interest pertaining to his outstanding EOIR note, Dr. Mackin received 23,913 restricted shares of the Company’s common stock.  Upon the completion of the Sale, these shares were no longer subject to forfeiture.

Employment Agreement with Gino M. Pereira

On January 14, 2008, Technest Holdings, Inc. entered into a new employment agreement with our Chief Executive Officer, Mr. Gino M. Pereira.  Mr. Pereira’s employment agreement provides for:

•	a term of five years beginning on January 14, 2008;

•	a base salary of $350,000 per year, which is the same base salary as set forth in Mr. Pereira’s prior employment agreement (the “Annual Salary”);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by Mr. Pereira in the performance of his duties under the agreement;

•	$5,000 per month for auto expense, business office expense and other personal expenses, which is the same amount as set forth in Mr. Pereira’s prior employment agreement;

•
eligibility to receive a performance based bonus of 5% of  Technest’s EBITDA (Earning Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of Technest’s fiscal year, up to a maximum allowable cash bonus of 300% of the Annual Salary (the “EBITDA Bonus”), payable by Technest within 90 days of the end of Technest’s fiscal year; and

•
eligibility to receive a performance based stock award under Technest’s 2006 Stock Award Plan calculated by dividing (x) 7% of the increase, if any, of the Market Capitalization (as defined below) of Technest’s Common Stock as of the prior fiscal year end compared to the following fiscal year end, by (y) the closing price of Technest’s Common Stock on the trading day immediately prior to the issuance of such shares (the “Market Cap Bonus Shares”).  Such Market Cap Bonus Shares shall be issued within 7 days of the end of the Company’s fiscal year.  For purposes of the employment agreement, “Market Capitalization” shall mean the average closing price of Technest’s Common Stock as traded on the Over-the-Counter Bulletin Board (or if the Common Stock is no longer listed on that market, the principal securities exchange or trading market on which the Common Stock is listed, quoted or traded), for 20 consecutive trading days ending immediately prior to the measurement date, multiplied by the average number of shares of Technest’s Common Stock outstanding for the same 20 consecutive trading days.

The employment agreement provides that in the event that Mr. Pereira's engagement with Technest is terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by Mr. Pereira for “Good Reason” (as that term is defined in Section 8(c) of the agreement), Technest will continue to pay Mr. Pereira's Annual Salary and provide health insurance for a period of one year from the date of termination plus the EBITDA Bonus and the Market Cap Bonus Shares as calculated in Section 8(f) of the agreement. In the event that Mr. Pereira is terminated by Technest as a result of a Change of Control (as defined in the agreement) or Mr. Pereira terminates his employment for Good Reason as a result of a Change of Control, he would be entitled to two times the Annual Salary, plus the EBITDA Bonus and the Market Cap Bonus Shares as calculated in Section 8(g) of the agreement. In the event that Mr. Pereira's employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The above description summarizes the material terms of Mr. Pereira’s employment agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on January 18, 2008 and is incorporated by reference herein. For further information on Mr. Pereira’s employment agreement, please refer to Exhibit 10.1.

Employment Agreement with Nitin V. Kotak

On January 14, 2008, Technest entered into an employment agreement with our Chief Financial Officer, Mr. Nitin V. Kotak.  Mr. Kotak’s employment agreement provides for:

•	a term of five years beginning on January 14, 2008;

•	An initial base salary of $220,000 per year (the “Annual Salary”);

•	payment of all necessary and reasonable out-of-pocket expenses incurred by Mr. Kotak in the performance of his duties under the agreement;

•	eligibility to receive cash bonuses as determined by the board of directors; and

•
eligibility to receive equity awards under Technest’s 2006 Stock Award Plan as determined by the board of directors, with an initial award of 50,000 shares of Common Stock which shall vest on January 14, 2009 provided Mr. Kotak continues to provide services to Technest.

The employment agreement provides that in the event that Mr. Kotak's engagement with Technest is terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by Mr. Kotak for “Good Reason” (as that term is defined in Section 8(c) of the agreement), Technest will continue to pay Mr. Kotak's Annual Salary and provide health insurance for a period of one year from the date of termination. In the event that Mr. Kotak is terminated as a result of a Change of Control (as defined in the agreement), he would be entitled to his Annual Salary. In the event that Mr. Kotak's employment with Technest is terminated for any other reason, there will be no continuation of cash salary payments or health insurance.

The above description summarizes the material terms of Mr. Kotak’s employment agreement, which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 18, 2008 and is incorporated by reference herein. For further information on Mr. Kotak’s employment agreement, please refer to Exhibit 10.2.

Director Compensation

Summary Compensation:  The following table sets forth certain information about the compensation we paid or accrued with respect to our directors who served during the year ended June 30, 2008.

Name and Principal Position	Director Fees ($) (1)	Stock Awards ($)(2)		All other compensation ($)	Total ($)
Robert A. Curtis (3)	—	$20,411	(3)	—	$20,411
Darlene Deptula-Hicks (4)	$5,208	—		—	$5,208
Laurence Ditkoff (5)	—	$5,000	(5)		$5,000
Robert Doto (6)	$22,192	—		—	$22,192
David R. Gust (7)	$25,000	$26,500	(7)	—	$51,500
Stephen Hicks (5)	—	$5,000	(5)	—	$5,000
Henry Sargent (5)	—	$5,000	(5)	—	$5,000

___________________
(1)	Director fees include all fees earned for director services including an annual retainer and committee chairman fees, to the extent applicable.
(2)	The fair value of the stock award was estimated in accordance with FAS 123R.
(3)
Dr. Curtis joined the Board of Directors on January 14, 2008. He received 20,000 shares of Technest Common Stock upon his election, which shall vest 12 months from the date of grant, having a fair value of $9,000 and 24,915 shares for his services for the 2008 fiscal year having a fair value of $11,411.

(4)
On August 9, 2007, Darlene Deptula-Hicks resigned as a director of Technest Holdings, Inc. for personal reasons.  Ms. Deptula-Hicks served as the chairperson of the Audit Committee and the Nominating and Corporate Governance Committee.

(5)
Messrs. Ditkoff, Hicks and Sargent joined the Board of Directors on March 11, 2008. They each received 10,917 shares of Technest Common Stock as compensation for their services for the fourth quarter of the 2008 fiscal year, having a fair value of $5,000.

(6)
On January 21, 2008, Mr. Doto resigned as a director of Technest Holdings, Inc. due to his ongoing consulting relationship with E-OIR Technologies (a former wholly-owned subsidiary of Technest Holdings, Inc.) and as a result of the sale of EOIR to EOIR Holdings, LLC.

(7)
General Gust chairs the Compensation Committee. He received 20,000 shares of Technest Common Stock in January 2008, which shall vest 12 months from the date of grant, having a fair value of $9,000 and 38,210 shares of Common Stock for his services for the third and fourth quarter of the 2008 fiscal year, having a fair value of $17,500.

Director Fees and Stock Awards. For the first three quarters of the 2008 fiscal year, our directors who were not employees of Technest, received compensation for their services as directors in the form of an annual retainer of $40,000, payable in quarterly installments, plus reimbursement for travel expenses and non-employee directors who served as the chairperson of a committee of the Board of Directors an additional $10,000 per year, except for the Nominating and Corporate Governance Committee. Beginning in the fourth quarter of the 2008 fiscal year, our non-employee directors are to be paid $20,000 per year as compensation for their services paid in Technest Common Stock on a quarterly basis; the number of shares to be issued is determined by using the average closing price for the last five trading days of the respective quarter. Directors who are also our employees receive no additional compensation for serving as directors.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	(2)		443,221	(2)

Total	(2)	$0	10,443,221	(2)

(1)	2001 Stock Option Plan.

(2)
On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries.  The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.  Technest has broad discretion in making grants under the Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan.  Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2008, the Company has 443,221 shares available for issuance under the Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of our common stock as of October 15, 2008 by:

-	each of our directors and officers;
-	each person (including any group) who is known by us to own beneficially 5% or more of our common stock; and
-	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of October 15, 2008, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder. Percentage of ownership is based on 20,676,739 shares of common stock outstanding on October 15, 2008.

Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise noted below, the address of the beneficial owners is Technest Holdings, Inc., 10411 Motor City Drive, Suite 650, Bethesda, Maryland 20817.

Beneficial Owner of 5% or more	Number of Shares Beneficially Owned
	Shares		Percent

Southridge Partners LP 90 Grove Street Ridgefield, CT 06877	10,510,030	(1)	50.83	% (1)

Aberdeen Avenue LLC Cayside, 2nd Floor Georgetown, Grand Cayman, Cayman Islands, British West Indies	1,416,101	(2)	6.85	% (2)

Southshore Capital Fund Ltd. 90 Grove Street Ridgefield, CT 06877	977,741	(3)	4.73	% (3)

Directors and Executive Officers

Gino M. Pereira, Chief Executive Officer, President and Director	447,000		2.16%

Nitin V. Kotak, Chief Financial Officer	50,000		*

Joseph P. Mackin, Former Chief Executive Officer, President and Director	23,913	(4)	*

Robert A. Curtis, Director	44,915	(5)	*

Laurence Ditkoff, Director	10,917		*

David R. Gust, Director	78,210	(5)	*

Stephen Hicks, Director	10,520,947	(6)	*

Henry Sargent, Director	201,503	(7)	*

All Current Directors and Executive Officers as a Group (6 Persons)	11,353,509	(6)(7)	54.9	% (6)(7)

*Less than 1%

(1) Southridge is the holder of 344,827 shares of Series C Convertible Preferred Stock that are convertible into 344,827 shares of common stock.  The Technest Series C Preferred Stock can be converted only to the extent that the Series C stockholder will not, as a result of the conversion, hold in excess of 4.999% of the total outstanding shares of our common stock.  The Series C stockholder may elect to waive this restriction, but such a waiver shall not be effective until the 65th day after which it is given to us.  In no event can the Series C Preferred Stock be converted if such conversion will result in the holder will hold in excess of 9.999% of our common stock.  Therefore, the shares issuable upon conversion of the Series C Convertible Preferred Stock were not included in the table.

Stephen Hicks has voting and investment control over the securities held by Southridge Partners, LP and disclaims beneficial ownership of such shares.

In October 2008, Technest has entered into an arrangement with Southridge Partners, LP for the sale of a newly authorized class of preferred stock (“Series D Preferred”).  The arrangement permits Technest to sell to Southridge shares of Series D Preferred for gross proceeds totaling $1,500,000.  The Series D Preferred has a total face value of $3,000,000, is convertible into common stock at any time at a price of $0.20 per share and shall be redeemed by the Company upon receipt of the contingent purchase price of the sale of EOIR Technologies, Inc.

(2) David Sims has voting and investment control over the securities held by Aberdeen Avenue LLC and disclaims beneficial ownership of such shares.

(3) Southshore is the holder of 57,467 shares of Series C Convertible Preferred Stock that are convertible into 57,467 shares of common stock The Technest Series C Preferred Stock can be converted only to the extent that the Series C stockholder will not, as a result of the conversion, hold in excess of 4.999% of the total outstanding shares of our common stock.  The Series C stockholder may elect to waive this restriction, but such a waiver shall not be effective until the 65th day after which it is given to us.  In no event can the Series C Preferred Stock be converted if such conversion will result in the holder will hold in excess of 9.999% of our common stock.  Therefore, the shares issuable upon conversion of the Series C Convertible Preferred Stock were not included in the table.

David Sims has voting and investment control over the securities held by Southshore Capital Fund Ltd.
and disclaims beneficial ownership of such shares.

(4) On December 31, 2007, in conjunction with the closing of the sale of EOIR Technologies, Inc. to EOIR Holdings, LLC, Dr. Mackin resigned as the Chief Executive Officer, President and Chairman of the Board of Directors.

(5) Includes 20,000 shares of Common Stock that were granted in January 2008 and vest 12 months from the grant date.

(6) Includes 10,510,030 shares of Common Stock owned by Southridge Partners, LP for which Mr. Hicks has voting and investment control.

(7) Includes 190,603 shares of Common Stock owned by Mountain West Partners LLC, for which Mr. Sargent is the managing member.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In addition, during the year ended June 30, 2008, Technest paid Southridge Partners LP $250,000 in satisfaction of a payable assigned from Markland Technologies, Inc. in June 2007.

In October 2008, Technest has entered into an arrangement with Southridge Partners, LP for the sale of a newly authorized class of preferred stock (“Series D Preferred”).  The arrangement permits Technest to sell to Southridge shares of Series D Preferred for gross proceeds totaling $1,500,000.  The Series D Preferred has a total face value of $3,000,000, is convertible into common stock at any time at a price of $0.20 per share and shall be redeemed by the Company upon receipt of the contingent purchase price of the sale of EOIR Technologies, Inc.

Director Independence

Independence. For the fiscal year ended June 30, 2008, our Board of Directors determined that two of the six directors- Robert A. Curtis and David R. Gust, were independent directors as defined by the NASDAQ Rule 4200(a)(15) governing the independence of directors. Mr. Robert Doto and Ms. Darlene Deptula-Hicks, two independent directors, resigned during the fiscal year ended June 30, 2008.

Committees.  Prior to the resignation of Mr. Doto and Ms Deptula-Hicks, our Board of Directors had three standing committees that were created in March 2006: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All three of our independent directors, Mr. Doto, Ms. Deptula-Hicks, and General Gust served on each committee. Ms. Deptula-Hicks chaired the Audit Committee and the Nominating and Corporate Governance Committee and General Gust chaired the Compensation Committee. Currently, with Mr. Doto and Ms. Deptula-Hicks’ resignations, we have vacancies on the Compensation Committee and the Nominating and Corporate Governance Committee which we plan to fill shortly. Our Board of Directors had determined that Ms. Darlene M. Deptula-Hicks qualified as an audit committee financial expert under the rules of the SEC. She was also the chairperson of the Audit Committee.  Upon Ms. Depula-Hicks’ resignation on August 9, 2007, Technest no longer had an audit committee financial expert. Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to Board of Directors, the Audit Committee has been disbanded and the full Board of Directors serves the functions of the Audit Committee.

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
* Filed herewith.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Audit Fees.   The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended June 30, 2008 and 2007, the reviews of the financial statements in our Form 10-QSB filings for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $126,000 and $211,000, respectively.

Audit Related Fees.   The aggregate audit related fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2008 and June 30, 2007 were $16,050 and $29,375, respectively.  In the year ended June 30, 2008, the audit related fees primarily include assistance with the sale of EOIR Technologies, Inc. In the year ended June 30, 2007, the audit related fees include services rendered for issuing and assisting with SEC comment responses.

Tax Fees.   The aggregate tax fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2008 and 2007 were $14,025 and $27,750, respectively.  The tax fees for both periods include fees for the preparation of federal and state income tax returns, assistance with IRC Section 382 analysis as well as due diligence assistance with the EOIR transaction.

All Other Fees.   No other fees were billed by or paid to the independent registered public accounting firm during the years ended June 30, 2008 or 2007.

Our Audit Committee was created in March 2006.  Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services for the period ended June 30, 2008.  For the year ended June 30, 2008, our Audit Committee approved the audit or non-audit services before the accounting firm was engaged to perform any such services.  Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment no. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2008.

TECHNEST HOLDINGS, INC. By: /s/ Gino M. Pereira Gino M. Pereira Chief Executive Officer

In accordance with the Exchange Act, this Amendment no. 1 to the Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gino Miguel Pereira	Chief Executive Officer, President and	October 28, 2008
Gino Miguel Pereira	Chairman of the Board of Directors

/s/ Nitin V. Kotak	Chief Financial Officer and Principal	October 28, 2008
Nitin V. Kotak	Accounting Officer

/s/ Robert Curtis	Director	October 28, 2008
Robert Curtis

/s/ Lawrence Ditkoff	Director	October 28, 2008
Lawrence Ditkoff

/s/ David R. Gust	Director	October 28, 2008
David R. Gust

/s/ Stephen Hicks	Director	October 28, 2008
Stephen Hicks

/s/ Henry Sargent	Director	October 28, 2008
Henry Sargent

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a). *
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350. *
* Filed herewith.