Form 10-Q
period 2008-09-30
TECHNEST HOLDINGS INC
filed 2008-11-14
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
                    Large accelerated filer     ☐                                            Accelerated filer  ☐
                    Non-accelerated filer       ☐                                            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 6, 2008, there were 20,676,211 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

TECHNEST HOLDINGS, INC.

FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2008

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2008, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS	September 30, 2008	June 30, 2008
	(unaudited)	(audited)

Current Assets
Cash and cash equivalents	$47,867	$76,761
Accounts receivables	167,172	600,908
Unbilled receivables	35,746	23,888
Inventory and work in process	66,332	36,542
Restricted cash	238,210	237,288
Prepaid expenses and other current assets	74,724	74,233
Receivable from sale of EOIR	23,000,000	23,000,000
Total Current Assets	23,630,051	24,049,620

Property and Equipment – Net of accumulated depreciation $119,036 and $109,467	68,844	78,413

Other Assets
Deposits	28,525	28,525
Definitive-lived intangible assets – Net of accumulated amortization $1,177,184 and $1,095,999	562,568	635,111
Goodwill	4,876,038	4,876,038
Total Other Assets	5,467,131	5,539,674

Total Assets	$29,166,026	$29,667,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$371,038	$379,710
Unearned revenue	35,000	-
Accrued expenses and other current liabilities	3,679,921	3,796,502
Accrued state income taxes	127,000	127,000
Deferred tax liability	575,000	732,000
Total Current Liabilities	4,787,959	5,035,212

Total Liabilities	4,787,959	5,035,212

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	September 30, 2008	June 30, 2008
	(unaudited)	(audited)

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; 64.325 shares issued and outstanding (preference in liquidation of $64,325 at September 30, 2008 and June 30, 2008)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation of $875,005 at September 30, 2008 and June 30, 2008)	402	402

Common stock - par value $.001 per share; 495,000,000 shares authorized; 20,676,211 and 20,505,335 shares issued and outstanding	20,675	20,504

Additional paid-in capital	37,884,760	37,792,582
Accumulated deficit	(13,527,770)	(13,180,993)
Total Stockholders’ Equity	24,378,067	24,632,495

Total Liabilities and Stockholders’ Equity	$29,166,026	$29,667,707

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	2008	2007

Revenues	$447,204	$561,773

Cost of Revenues	274,540	208,918

Gross Profit	172,664	352,855

Operating Expenses
Selling, general and administrative	523,183	2,017,471
Research and development	73,244	-
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	677,612	2,098,656

Operating Loss from continuing operations	(504,948)	(1,745,801)

Other Income (Expenses), Net
Other income	1,171	132
Interest expense	-	(8,059)
Total Other Income (Expenses), Net	1,171	(7,927)

Net Loss from continuing operations before income taxes	(503,777)	(1,753,728)
Income tax benefit	157,000	--
Net Loss from continuing operations	(346,777)	(1,753,728)

Net Income from discontinued operations	-	844,863

Net Loss Applicable to Common Shareholders	$(346,777)	$(908,865)

Basic Income (Loss) Per Common share
From continuing operations	$(0.02)	$(0.10)
From discontinued operations	$-	$0.05
Net Loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,621,760	17,945,929

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2008	20,505,335	$20,504	64	$-	402,301	$402

Issuance and amortization of
stock-based compensation
related to restricted stock grants	170,876	171	-	-	-	-

Net loss	-	-	-	-	-	-

Balance - September 30, 2008	20,676,211	$20,675	64	$-	402,301	$402

	Additional		Total
	Paid-In Capital	Accumulated Deficit	Stockholders' Equity
	Amount	Amount	Amount

Balance - July 1, 2008	$37,792,582	$(13,180,993)	$24,632,495

Issuance and amortization of
stock-based compensation
related to restricted stock grants	92,178	-	92,349

Net loss	-	(346,777)	(346,777)

Balance - September 30, 2008	$37,884,760	$(13,527,770)	$24,378,067

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	2008	2007

Cash Flows From Operating Activities:

Net loss	$(346,777)	$(908,865)

Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	9,569	11,061
Amortization of intangible assets	81,185	81,185
Non-cash interest expense	-	30,915
Deferred income tax benefit	(157,000)	-
Stock-based compensation to employees and directors	92,349	214,841
Stock issued in connection with termination of stockholder
and license agreement	-	1,380,000
Changes in operating assets and liabilities:
Accounts receivable	433,736	(1,308,835)
Unbilled receivables	(11,858)	353,440
Inventory and work in process	(29,790)	11,253
Restricted cash	(922)	-
Deposits and prepaid expenses and other current assets	(491)	(14,185)
Accounts payable	(8,672)	(920,810)
Unearned revenue	35,000	(97,389)
Accrued expenses and other current liabilities	(116,581)	(2,089)
Due to related parties	-	(42,700)
Net Cash Used In Operating Activities	(20,252)	(1,212,178)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(7,905)
Acquisition of new definite lived intangible assets	(8,642)	-
Net Cash Used In Investing Activities	(8,642)	(7,905)

Cash Flows From Financing Activities:
Proceeds from revolving line of credit, net	-	1,603,985
Repayment of term loan	-	(250,000)
Repayment of note payable and long-term debt	-	(338,272)
Net Cash Provided by Financing Activities	-	1,015,713

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (concluded) (Unaudited)

	2008	2007

Net Decrease In Cash	(28,894)	(204,370)

Cash and Cash Equivalents - Beginning of Period - including $0 and
$1,028,539, respectively, of cash related to discontinued operations	76,761	1,140,227

Cash and Cash Equivalents - End of Period - including $0 and $832,426, respectively, of cash related to discontinued operations	$47,867	$935,857

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$343,935
Taxes	$-	$-

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

1.  NATURE OF OPERATIONS

Business

Technest Holdings, Inc. (“Technest” or “the Company”) is engaged in the design, research and development, integration, analysis, modeling, system networking, sales and support of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging devices and systems primarily in the security and healthcare industries. Historically, the Company’s largest customers have been the Department of Defense and the National Institute of Health.

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

2.  BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the result that may be expected for the year ending June 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

            The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which provides a framework for measuring fair value under generally accepted accounting principles. This Statement became effective for the Company on July 1, 2008 and did not have a material impact on the Company’s consolidated financial statements. The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect fair value treatment for any financial assets or liabilities upon adoption. SFAS 159 also became effective for the Company on July 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In accordance with SFAS 157, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. For example, Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments or mortgage loans held for sale, for which the fair value is based on what the securitization market is currently offering for mortgage loans with similar characteristics.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company has no such assets or liabilities at July 1, 2008 and September 30, 2008.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such assets as of September 30, 2008.

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

For the three months ended September 30, 2007, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

Revenues from discontinued operations	$17,818,559

Net income from discontinued operations	$844,863

Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling $533,304 in the three months ended September 30, 2007 have been included in the net income from discontinued operations.

4.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	September 2008	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	169,752	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,177,184)
Net definite-lived intangible asset	$562,568

Amortization expense was $81,185 for the three months ended September 30, 2008 and 2007.

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

At September 30, 2008 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is currently $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock ranks pari passu with the Company's Series A Preferred Stock.

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

At September 30, 2008, the Company had 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the three months ended September 30, 2008, the Company issued the following amounts of common stock:

●
63,125 shares of its Common Stock with a fair value of $28,911 to two non-employee directors of the company as compensation for service on the Company’s board of directors for the period January 1, 2008 to June 30, 2008

●
32,751 shares of its Common Stock with a fair value of $15,000 to three non-employee directors of the company as compensation for service on the Company’s board of directors for the period April 1, 2008 to June 30, 2008

●	75,000 shares of its Common Stock with a fair value of $48,438 to two employees of the Company pursuant to achieving milestones set out in employment agreements.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Total common stock reserves	1,357,634

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

No options were granted pursuant to the Plan during the periods ended September 30, 2008 and 2007 and there are currently no options outstanding under the Plan.

Warrants

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2008	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, September 30, 2008	649,286	$5.00

The following table summarizes the Company's warrants outstanding at September 30, 2008:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			2.0 years

As of September 30, 2008 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the three months ended September 30, 2008 and 2007 was $92,349 and $214,841, respectively.

As of September 30, 2008, the Company has 272,345 shares available for future grant under the Plan.

7.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September, 2008 and 2007, consist of the following:

	Shares Potentially Issuable
	2008	2007

Series A Convertible Preferred Stock	306,047	306,047
Series C Convertible Preferred Stock	402,301	632,185
Warrants	649,286	649,286
Total	1,357,634	1,587,518

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

Rent expense for continuing operations in the three months ended September 30, 2008 and 2007 was $48,512 and $52,502, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

9.  INCOME TAXES

The benefit from federal and state income taxes related to continuing operations for the three months ended September 30, 2008 was $157,000.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of September 30, 2008, the Company had a valuation allowance of $2,369,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes.  In the three months ended September 30, 2008, there was no change in the valuation allowance.   As of September 30, 2008, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $3,027,000 which begin to expire in 2024.

There was no provision for federal or state income taxes for the three months ended September 30, 2007 due to the Company's operating losses and a full valuation reserve on deferred tax assets.  As of September 30, 2007, the Company had provided a full valuation reserve against the deferred tax assets because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

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

Contributions and other costs of this plan in the three months ended September 30, 2008 and 2007 were $26,260 and $25,856, respectively.

11.  LITIGATION

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

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  At September 30, 2008, this amount is included in accrued expenses. The settlement amount was paid on October 1, 2008.

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

12. SUBSEQUENT EVENTS

 Southridge Financing

On October 31, 2008, the Company sold 1,300 shares of its Series D 5% Convertible Preferred Stock (“Series D Preferred”), with a stated value of $1,000 per share, to Southridge Partners, LP (“Southridge”), for a purchase price of $650,000 ($500 per share).  Of this amount, $600,000 was paid directly to Deer Creek to settle litigation (see Note 11).  The arrangement permits the Company to sell to Southridge a total of 3,000 shares of Series D Preferred for total gross proceeds of $1,500,000.

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

Technest, Inc.

 On October 1, 2008, the Company acquired a 49% interest in Technest, Inc in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. As a result, Technest Holdings expects to consolidate the financial statements of Technest, Inc. into its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2008 should be read together with our financial statements and related notes included elsewhere in this report.

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

Technest Business Strategy

Our goal is to establish the Company as a leading innovator in the 3-D imaging products and solutions arena. The broad strategies that we have in place to achieve this goal are outlined below:

•	Focus on commercialization of pipeline products;

•	Utilize relationships with current and new industry partners to bring technology to market;

•	Develop recurring revenue models where possible;

•	Continue to explore the cutting edge of 3-D and 360° imaging through continued research and development;

•	Continue to develop a robust intellectual property portfolio; and

•	Seek strategic opportunities.

RESULTS OF OPERATIONS

Recent Developments

Small Business Status

On June 26, 2008, the Small Business Administration (“SBA”) concluded a formal size determination on Technest. The SBA found that although Technest met the definition of a small business, the composition of its stock ownership disqualified the Company from participating in the Small Business Innovation Research (“SBIR”) program. As of that date, the Company was permitted to complete SBIR contracts awarded previously but was precluded from applying for new SBIR contracts.  Excluding revenues from EOIR, this has been the major source of revenue, although not of profit, for Technest. On July 28, 2008, the Board of Directors of Technest voted to authorize the transfer of certain government contracts and employees and license certain assets to a newly formed company, Technest, Inc., in which Technest retains a 49% interest and meets the ownership eligibility for SBIRs. Technest will retain the right of first refusal on all commercial applications that are developed by this company.  This transaction occurred on October 1, 2008 and the novation of contracts commenced on October 1, 2008.  Management believes that this does not detract from the stated goal of Technest to develop revenues from commercialization of its intellectual property portfolio.

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

Revenues

Technest had $447,204 in revenues from continuing operations during the three months ended September 30, 2008 compared with $561,773 during the three months ended September 30, 2007. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues do not consistently accrue from quarter to quarter. At September 30, 2008, the Company’s backlog of funded contracts was approximately $2.4 million, an increase of 20% over the last quarter.

Gross profit

The gross profit for the three months ended September 30, 2008 was $172,664 or 39% of revenues. The gross profit for the three months ended September 30, 2007 was $352,855 or 63% of revenues. The gross profit margin for the three months ended September 2007 was unusually high and the gross profit margin for the three months ended September 2008 is more reflective of historical levels. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2008 were $523,183, and consisted primarily of primarily of payroll related expenses.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $2,017,471 and consisted primarily of payroll related expenses, non cash amortization of stock-based compensation to directors and officers amounting to $207,491 and $1,380,000 related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Certain general and administrative expenses of the Company that are clearly associated with EOIR totaling $533,304 in the three months ended September 30, 2007 have been included in the net income from discontinued operations.

Research and Development

In the three months ended September, 30, 2008 the Company incurred $73,244 in development expenses associated with its EARCAD and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2008 and 2007 was $81,185. The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the three months ended September 30, 2008 narrowed to $504,948 compared with $1,745,801 for the three months ended September 30, 2007

Discontinued Operations

The net income from EOIR’s operations was $844,863 in the three months ended September 30, 2007. The net income for the three months ended September 30, 2007 included costs of $533,304 for costs incurred by Technest that are clearly associated with the discontinued operation.

Net Loss applicable to common shareholders

The net loss attributable to common shareholders for the three months ended September 30, 2008 was $346,777.

The net loss applicable to common stockholders for the three months ended September 30, 2007 was $908,865.

Liquidity and Capital Resources

Cash and Working Capital

On September 30, 2008, Technest had a positive working capital balance of $18,842,092. Net cash used in operating activities for the three months ended September 30, 2008 improved to $20,252 compared with $1,212,178 for the three months ended September 30, 2007.

Cash Used in Investing Activities

In the three months ended September 30, 2007, Technest used cash of $8,642 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.

Sources of Liquidity

During the three months ended September 30, 2008, we satisfied our operating and investing cash requirements primarily from cash reserves. Subsequent to September 30, 2008, we entered into an arrangement with Southridge Partners, LP for the sale of a newly authorized class of preferred stock (“Series D Preferred”) which permits the Company to sell to Southridge shares of Series D Preferred for gross proceeds totaling $1,500,000.  Of this amount, approximately $650,000 was raised and $600,000 was paid to Deer Creek. The arrangement has $850,000 of remaining proceeds available from the issuance of Series D Preferred.

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

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2008, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in price will have a material effect on operations.

Critical Accounting Policies and Estimates

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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10KSB, as filed with the SEC, which includes audited consolidated financial statements for our fiscal years ended June 30, 2008 and 2007.

Item 4T. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  At September 30, 2008, this amount is included in accrued expenses. The settlement amount was paid on October 1, 2008.

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

ITEM 1A. Risk Factors.

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

Technest has had net operating losses each year since its inception. As of September 30, 2008, our accumulated deficit was approximately $13.7 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Our stock price has been volatile. From January 2006 to November 2008, the trading price of our common stock ranged from a low price of $0.11 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008.		10-KSB	October 2, 2008	4.18
10.1	Securities Purchase Agreement dated October 30, 2008 between Technest Holdings, Inc. and Southridge Partners, LP.		8-K	November 5, 2008	10.1
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: November 14, 2008	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008.		10-KSB	October 2, 2008	4.18
10.1	Securities Purchase Agreement dated October 30, 2008 between Technest Holdings, Inc. and Southridge Partners, LP.		8-K	November 5, 2008	10.1
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X