Form 10-Q
period 2008-12-31
TECHNEST HOLDINGS INC
filed 2009-02-13
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

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

As of February 9, 2009, there were 20,676,211 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

TECHNEST HOLDINGS, INC.

FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2008

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements (Unaudited)

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

PART I.     FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$114,051	$76,761
Accounts receivable	272,127	600,908
Unbilled receivables	-	23,888
Inventory	66,652	36,542
Restricted cash	218,658	237,288
Prepaid expenses and other current assets	20,993	74,233
Receivable from sale of EOIR	23,000,000	23,000,000
Total Current Assets	23,692,481	24,049,620

Property and Equipment – Net of accumulated depreciation of $118,144 and $109,467	52,620	78,413

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization of $1,258,369 and $1,095,999	481,383	635,111
Goodwill	4,876,038	4,876,038
Total Other Assets	5,385,946	5,539,674

Total Assets	$29,131,047	$29,667,707

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$658,166	$379,710
Accrued expenses and other current liabilities	3,119,142	3,796,502
Accrued state income taxes	127,000	127,000
Deferred tax liability	494,400	732,000
Total Current Liabilities	4,398,708	5,035,212

Total Liabilities	4,398,708	5,035,212

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	December 31, 2008	June 30, 2008
	(unaudited)
Non-controlling interest	-	-

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; 1,300 and 0 shares issued and outstanding at
December 31, and June 30, 2008, respectively (preference in liquidation of
$1,316,431 at December 31, 2008)	1,316,431	-

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at December 31, 2008)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at December 31, 2008)	402	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
20,676,211 and 20,505,335 shares issued and outstanding	20,675	20,504
Additional paid-in capital	37,233,600	37,792,582
Accumulated deficit	(13,838,769)	(13,180,993)
Total Stockholders’ Equity	23,415,908	24,632,495

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$29,131,047	$29,667,707

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

	2008	2007

Revenues	$1,215,163	$1,323,573

Cost of Revenues	675,899	729,234

Gross Profit	539,264	594,339

Operating Expenses
Selling, general and administrative	1,157,068	2,547,952
Research and development	111,935	-
Amortization of intangible assets	162,370	162,370
Total Operating Expenses	1,431,373	2,710,322

Operating Loss from continuing operations	(892,109)	(2,115,983)

Other Income (Expenses), Net
Other income (expense)	(3,267)	152
Interest expense	-	(11,329)
Total Other Expenses, Net	(3,267)	(11,177)

Loss from continuing operations before non-controlling interest	(895,376)	(2,127,160)
Non-controlling interest in net loss of subsidiary	-	-
Net Loss from continuing operations before income taxes	(895,376)	(2,127,160)
Income tax benefit	237,600	-
Net Loss from continuing operations	(657,776)	(2,127,160)

Net Loss from discontinued operations
(including loss on disposal in 2007 of $7,949,039)	-	(9,211,778)

Net Loss	(657,776)	(11,338,938)

Deemed Dividend on Series D Redeemable Preferred Stock	1,121,431	-

Net Loss Applicable to Common Shareholders	$(1,779,207)	$(11,338,938)

Basic and Diluted Loss Per Common Share
From continuing operations	$(0.09)	$(0.11)
From discontinued operations	$-	$(0.49)
Net Loss per share - basic and diluted	$(0.09)	$(0.60)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,662,486	19,025,636

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

	2008	2007

Revenues	$767,959	$761,800

Cost of Revenues	401,359	520,316

Gross Profit	366,600	241,484

Operating Expenses
Selling, general and administrative	633,885	530,481
Research and development	38,691	-
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	753,761	611,666

Operating Loss from continuing operations	(387,161)	(370,182)

Other Income (Expenses), Net
Other income (expense)	(4,438)	20
Interest expense	-	(3,270)
Total Other Expenses, Net	(4,438)	(3,250)

Loss from continuing operations before non-controlling interest	(391,599)	(373,432)
Non-controlling interest in net loss of subsidiary	-	-
Net Loss from continuing operations before income taxes	(391,599)	(373,432)
Income tax benefit	80,600	-
Net Loss from continuing operations	(310,999)	(373,432)

Net Loss from discontinued operations
(including loss on disposal in 2007 of $7,949,039)	-	(10,056,641)

Net Loss	(310,999)	(10,430,073)

Deemed Dividend on Series D Redeemable Preferred Stock	1,121,431	-

Net Loss Applicable to Common Shareholders	$(1,432,430)	$(10,430,073)

Basic and Diluted Loss Per Common Share
From continuing operations	$(0.07)	$(0.02)
From discontinued operations	$-	$(0.50)
Net Loss per share - basic and diluted	$(0.07)	$(0.52)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,676,211	20,105,342

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - June 30, 2008	20,505,335	$20,504	64	$-	402,301	$402

Issuance and amortization of stock based compensation related to restricted stock grants	170,876	171	-	-	-	-

Beneficial conversion feature on Series D redeemable, convertible preferred stock	-	-	-	-	-	-

Accretion of Series D redeemable, convertible preferred stock to redemption value	-	-	-	-	-	-

Accretion of dividend on Series D redeemable, convertible preferred stock	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance - December 31, 2008	20,676,211	$20,675	64	$-	402,301	$402

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - June 30, 2008	$37,792,582	$(13,180,993)	$24,632,495

Issuance and amortization of stock based compensation related to restricted stock grants	107,449	-	107,620

Beneficial conversion feature on Series D redeemable, convertible preferred stock	455,000	-	455,000

Accretion of Series D redeemable, convertible preferred stock to redemption value	(1,105,000)	-	(1,105,000)

Accretion of dividend on Series D redeemable, convertible preferred stock	(16,431)	-	(16,431)

Net loss	-	(657,776)	(657,776)

Balance - December 31, 2008	$37,233,600	$(13,838,769)	$23,415,908

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (Unaudited)

	2008	2007

Cash Flows From Operating Activities:
Net loss	$(657,776)	$(11,338,938)

Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	18,091	21,821
Amortization of intangible assets	162,370	162,370
Non-cash interest expense	-	1,538,276
Deferred income tax benefit	(237,600)	-
Stock-based compensation to employees and directors	107,620	264,308
Stock issued in connection with termination of stockholder and license agreement	-	1,380,000
Loss on sale of equipment	5,974	-
Loss on disposal of discontinued operations	-	7,949,039
Changes in operating assets and liabilities:
Accounts receivable	328,781	8,851,172
Unbilled receivables	23,888	1,515,558
Inventory and work in process	(30,110)	(2,525)
Restricted cash	18,630	(235,000)
Deposits, prepaid expenses and other current assets	53,240	87,044
Accounts payable	278,456	(7,184,252)
Unearned revenue	-	(255,816)
Accrued expenses and other current liabilities	(677,360)	(2,001,181)
Due to related parties	-	(290,036)
Net Cash (Used In) Provided by Operating Activities	(605,796)	461,840

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007 (concluded) (Unaudited)

	2008	2007

Cash Flows From Investing Activities:
Proceeds from sale of equipment	1,728	-
Purchase of property and equipment	-	(38,581)
Proceeds from disposal of discontinued operations, net of transaction costs	-	10,567,615
Acquisition of new definite-lived intangible assets	(8,642)	-
Net Cash (Used In) Provided by Investing Activities	(6,914)	10,529,034

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	650,000	-
Repayment of revolving line of credit, net	-	(4,562,808)
Repayment of term loan	-	(2,166,667)
Repayment of notes payable	-	(3,056,131)
Net Cash Provided by (Used In) Financing Activities	650,000	(9,785,606)

Net Increase In Cash	37,290	1,205,268

Cash and Cash Equivalents - Beginning of Period	76,761	1,140,227

Cash and Cash Equivalents - End of Period	$114,051	$2,345,495

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$1,329,411
Taxes	$-	$-

Non-cash Investing and Financing Activities:
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$455,000	$-
Accretion of Series D Redeemable, Convertible Preferred Stock and deemed dividend	$1,105,000	$-
Accrued dividend on Series D Redeemable, Convertible Preferred Stock	$16,431	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
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

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009. Any reduction in the amount of the Contingent Purchase Price as a result of arbitration or settlement would reduce the amount of the gain on disposal of EOIR, net of tax.

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

2.  BASIS OF PRESENTATION

Basis of  Presentation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc. Also included in the consolidation are the results of Technest’s 49% owned subsidiary Technest, Inc. (see Note 4).  Technest, Inc. conducts research and development in the field of computer vision technology and Technest Holdings has the right of first refusal to commercialize products resulting from this research and development.  The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest  is held by an unrelated third party.  In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R),   Technest, Inc. is considered a variable interest entity (VIE) for which Technest Holdings, Inc. is the primary beneficiary.  The equity of the non-controlling shareholders in the capital  and retained earnings of Technest, Inc. are shown separately on the liability side of the consolidated balance sheet, between liabilities and stockholders' equity.  This non-controlling interest is adjusted for the non-controlling shareholders' proportionate share of Technest, Inc.’s net income and losses.  In the event that the non-controlling interest’s portion of net losses exceeds the carrying value of the non-controlling interest, the carrying amount will not be reduced below zero and the Company will recognize all of the excess losses.  Upon the return to profitable operations, net income attributable to the Company’s interest would not be reduced for the non-controlling interest until the the Company has fully recovered the losses that were attributable to, but not recognized for, the non-controlling interest during the loss period.  All significant inter-company balances and transactions have been eliminated in consolidation.

On December 31, 2007, the Company divested the operations of its subsidiary, EOIR Technologies, Inc.  In accordance with SFAS No. 144, the assets, liabilities and results of operations of this consolidated subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 3).

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the result that may be expected for the year ending June 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

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

The Company has no such assets or liabilities at July 1, 2008 and December 31, 2008.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such assets as of December 31, 2008.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

3.  DISCONTINUED OPERATIONS

For the three and six months ended December 31, 2007, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	3 Months Ended 12/31/2007	6 Months Ended 12/31/2007

Revenues from discontinued operations	$28,281,311	$46,099,851

Net loss from discontinued operations	$(2,107,602)	$(1,262,739)

Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling $4,075,022 in the six months ended December 31, 2007 have been included in the net loss from discontinued operations.

4. TECHNEST, INC.

 On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three and six months ended December 31, 2008, the Company allocated approximately $53,000 of such expenses to Technest, Inc.

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	December 2008	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	169,752	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,258,369)
Net definite-lived intangible asset	$481,383

Amortization expense was $162,370 for each of the six months ended December 31, 2008 and 2007.

6. SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 1, 2008, the Company’s Board of Directors approved the designation 3,000 shares of Series D Redeemable, Convertible Preferred Stock (“Series D Preferred”).  The Series D Preferred has a total face value of $3,000,000, a stated value of $1,000 per share and is convertible at any time at $0.20 per share.  The Series D Preferred is redeemable by the Company at a price equal to the stated value plus dividends upon receipt of the Contingent Purchase Price (see Note 1).  Since the redemption of the Series D Preferred is not solely within the control of the Company, it does not meet the requirements for classification as equity.  As a result, the Series D Preferred is classified in the mezzanine section of the balance sheet.

Dividends are accrued on the Series D Preferred quarterly at a rate of 5% per year and the Series D Preferred ranks pari passu with the holders of the Series A and Series C Preferred Stock (see Note 7).  Holders of the Series D Preferred have the right to one vote for each share of common stock into which the Series D Preferred could then convert.

On October 31, 2008, the Company sold 1,300 shares of its Series D Preferred to Southridge Partners, LP (“Southridge”), for a purchase price of $650,000 ($500 per share). $600,000 of these proceeds was used in connection with the Deer Creek Settlement (see Note 13) and the remainder proceeds are for working capital purposes.

The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $455,000 for the six months ended December 31, 2008.  Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value of $1,300,000 immediately upon issuance.  This resulted in a deemed dividend in the amount of $1,105,000.  The carrying value in future periods will be adjusted by additional dividends earned and expected to be paid upon redemption.  Total dividends accrued on the Series D Preferred amount to $16,431 at December 31, 2008.

At December 31, 2008, the Company had 1,300 shares of Series D Preferred issued and outstanding.  The Series D Preferred has a liquidation preference of $1,316,431 at December 31, 2008.

7.  STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 4,735.3 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series C and Series D Preferred Stock.

At December 31, 2008 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

Series C Convertible Preferred Stock

The Series C Preferred Stock is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price. The Series C Conversion Price is currently $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock ranks pari passu with the Company's Series A and Series D Preferred Stock.

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

At December 31, 2008, the Company had 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the six months ended December 31, 2008, the Company issued the following amounts of common stock:

●
63,125 shares of its Common Stock with a fair value of $28,911 to two non-employee directors of the company as compensation for service on the Company’s board of directors for the period January 1, 2008 to June 30, 2008.

●
32,751 shares of its Common Stock with a fair value of $15,000 to three non-employee directors of the company as compensation for service on the Company’s board of directors for the period April 1, 2008 to June 30, 2008.

●	75,000 shares of its Common Stock with a fair value of $48,438 to two employees of the Company pursuant to achieving milestones set out in employment agreements.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Reserve for conversion of Series D Redeemable, Convertible Preferred Stock	9,811,245
Total common stock reserves	11,168,879

8.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

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

No options were granted pursuant to the Plan during the periods ended December 31, 2008 and 2007 and there are currently no options outstanding under the Plan.

Warrants

Summary information with respect to warrants granted is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2008	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, December 31, 2008	649,286	$5.00

The following table summarizes the Company's warrants outstanding at December 31, 2008:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			1.7 years

As of December 31, 2008 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the six months ended December 31, 2008 and 2007 was $107,620 and $264,308, respectively.

As of December 31, 2008, the Company has 272,345 shares available for future grant under the Plan.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended December, 2008 consists of the following:

	Shares Potentially Issuable
	2008	2007
Series A Convertible Preferred Stock	306,047	306,047
Series C Convertible Preferred Stock	402,294	632,185
Series D Redeemable, Convertible Preferred Stock	6,582,155	-
Warrants	649,286	649,286
Total	7,939,782	1,587,518

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,131, increasing annually by 3%.  Rent expense for continuing operations in the three months ended December 31, 2008 and 2007 was $55,550 and $44,071, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

11.  INCOME TAXES

The benefit from federal and state income taxes related to continuing operations for the six months ended December 31, 2008 was $237,600.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of December 31, 2008, the Company had a valuation allowance of $2,369,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes.  In the six months ended December 31, 2008, there was no change in the valuation allowance.   As of December 31, 2008, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $3,333,000 which begin to expire in 2024.

There was no provision for federal or state income taxes for the six months ended December 31, 2007 due to the Company's operating losses and a full valuation reserve on deferred tax assets.  As of December 31, 2007, the Company had provided a full valuation reserve against the deferred tax assets because of the Company's loss history and significant uncertainty surrounding the Company's ability to utilize its net operating loss and tax credit carryforward.

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

Contributions and other costs of this plan in the three months ended December 31, 2008 and 2007 were $21,746 and $22,231, respectively.

13.  LITIGATION

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

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  The settlement amount was paid in October 2008 upon receipt of the proceeds from the Series D Preferred issuance (see Note 6).

The White Oak Group

On August 26, 2008, EOIR Holdings LLC (“LLC”) notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009. Technest is seeking payment of approximately $22 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.  LLC is an entity formed for the purpose of facilitating the acquisition of EOIR by The White Oak Group, Inc., an Atlanta based private equity firm.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending December 31, 2008 should be read together with our financial statements and related notes included elsewhere in this report.

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

OmniEye™ Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees. During the three months ended December 31, 2008, the company delivered 21 Wellcams to the DoD pursuant to it’s IDIQ contract.

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

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds. In August 2008, the 3D SketchArtist was successfully introduced at the annual International Association of Identification (IAI) show.  The Company has received an order for 25 copies for use by the Los Angeles Police Department.

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

Three and Six months ended December 31, 2008 compared with the Three and Six months ended December 31, 2007

Revenues

Technest had $767,959 in revenues from continuing operations during the three months ended December 31, 2008 compared with $761,800 during the three months ended December 31, 2007. During the three months ended December 31, 2008 the Company delivered 21 WellCams pursuant to our IDIQ contract with the Department of Defense. At December 31, 2008, the Company’s backlog of funded contracts was approximately $1.8 million.

Technest had $1,215,163 in revenues from continuing operations during the six months ended December 31, 2008 compared with $1,323,573 during the six months ended December 31, 2007. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues are not consistent from quarter to quarter.

Gross profit

The gross profit for the three months ended December 31, 2008 was $366,600 or 48% of revenues. The gross profit for the three months ended December 31, 2007 was $241,484 or 32% of revenues. The gross profit margin for the three months ended December 2007 was higher due to better profit margins on firm fixed priced contracts.

The gross profit from continuing operations for the six months ended December 31, 2008 was $539,264 or 44% of revenues. The gross profit for the six months ended December 31, 2007 was $594,339 or 45% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2008 and 2007 were $633,885 and $530,481, respectively.  These expenses consisted primarily of payroll related expenses and professional fees.

Certain general and administrative expenses of the Company in 2007 that are clearly associated with EOIR have been included in the net loss from discontinued operations.  Such amounts totaled $1,810,075, including certain severance payments triggered by the sale of EOIR, in the three months ended December 31, 2007.

Selling, general and administrative expenses for the six months ended December 31, 2008 and 2007 were $1,157,068 and $2,547,952.  The 2008 amount relates primarily to payroll related expenses and professional fees.  The 2007 amount includes payroll related expenses, professional fees, a $207,491 non-cash amortization of stock-based compensation to directors and officers and a $1,380,000 expense related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Certain general and administrative expenses of the Company in 2007 that are clearly associated with EOIR totaling approximately $4,075,022 in the six months ended December 31, 2007  have been included in the net loss from discontinued operations

Research and development

In the three months and six months ended December, 31, 2008 the Company incurred $38,691 and $111,935, respectively, in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the three months and six months ended December 31 was $81,185 and $162,370, respectively, for both 2008 and 2007.  Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss from continuing operations for the three months ended December 31, 2008 was $387,161 compared with $370,182 for the three months ended December 31, 2007.

  The operating loss from continuing operations for the six months ended December 31, 2008 was $892,109 compared with $2,115,983 for the six months ended December 31, 2007.

Discontinued Operations

The net loss from EOIR’s operations was $2,107,602 in the three months ended December 31, 2007 including costs of $1,810,075 incurred by Technest that are clearly associated with the discontinued operation.

The net loss from EOIR’s operations was $1,262,739 in the six months ended December 31, 2007 including costs of $4,075,022 incurred by Technest that are clearly associated with the discontinued operation.

The loss from discontinued operations for the three and six month periods ended December 31, 2007 includes a loss on disposal $7,949,039 on the sale of EOIR.

Net Loss applicable to common shareholders

The net loss attributable to common shareholders for the three and six months ended December 31, 2008 was $1,432,430 and $1,779,207. Included in both periods is a non-cash deemed dividend of $1,121,431 related to the issuance of Series D Redeemable, Convertible Preferred Stock.

The net loss attributable to common shareholders for the three and six months ended December 31, 2007 was $10,430,073 and $11,338,938, respectively.

Liquidity and Capital Resources

Cash and Working Capital

On December 31, 2008, Technest had a positive working capital balance of $19,293,773. Net cash used in operating activities for the three months ended December 31, 2008 was $605,796, including a non recurring legal settlement of $600,000.

Cash Used in Investing Activities

In the six months ended December 31, 2008, Technest used cash of $8,642 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  The Company also sold certain of their equipment for proceeds of $1,728 resulting in a loss on the sale of $5,974.

Cash Used in Financing Activities

In October 2008, the Company received proceeds of $650,000 related to the issuance of their Series D Preferred Stock (See Note 6).

Sources of Liquidity

During the six months ended December 31, 2008, the Company satisfied its operating and investing cash requirements primarily from cash reserves and proceeds received upon the issuance of our Series D Redeemable, Convertible Preferred Stock.

A further $23 million is due to the Company from the sale of EOIR. On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009.

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

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2008, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties have agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  The settlement amount was paid in October 2008 upon receipt of the proceeds from the Series D Preferred Stock issuance.

The White Oak Group

On August 26, 2008, EOIR Holdings LLC (“LLC”) notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009. Technest is seeking payment of approximately $22 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment.  LLC is an entity formed for the purpose of facilitating the acquisition of EOIR by The White Oak Group, Inc., an Atlanta based private equity firm.

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

On September 24, 2008, we commenced arbitration proceedings against EOIR Holdings LLC (“LLC”) in accordance with the Stock Purchase Agreement dated September 10, 2007. The arbitration hearing is scheduled to begin on June 22, 2009. We are seeking payment of approximately $22 million from Holdings, which acquired our former subsidiary, E-OIR Technologies, Inc. (“EOIR”) on December 31, 2007.  The $22 million payment represents the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). On August 4, 2008, EOIR was awarded the contract with the U.S. Army’s NVESD. We believe the payment became due and payable on August 21, 2008.  If we are not successful in the arbitration and the contingent purchase price is not paid, our financial condition will be significantly harmed.

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

Technest has had net operating losses each year since its inception. As of December 31, 2008, our accumulated deficit was approximately $13.8 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

According to the stock records of Technest, as of  January 27, 2009, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 63% of Technest’s outstanding common stock as the record holders of 12,903,872 shares.  Recently, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned more than 63% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2006 to January 2009, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

TECHNEST HOLDINGS, INC.

Date: February 13, 2009	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Executive Officer and President
Date: February 13, 2009	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008.		10-KSB	October 2, 2008	4.18
10.1	Securities Purchase Agreement dated October 30, 2008 between Technest Holdings, Inc. and Southridge Partners, LP.		8-K	November 5, 2008	10.1
31.1	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X