Form 10-Q
period 2009-03-31
TECHNEST HOLDINGS INC
filed 2009-05-15
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 8, 2009, there were 20,676,211 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

TECHNEST HOLDINGS, INC.

FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2009

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

PART I.     FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND JUNE 30, 2008

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$121,197	$76,761
Accounts receivable	164,784	600,908
Unbilled receivables	-	23,888
Inventory	28,444	36,542
Restricted cash	218,682	237,288
Prepaid expenses and other current assets	20,862	74,233
Receivable from sale of EOIR	23,000,000	23,000,000
Total Current Assets	23,553,969	24,049,620

Property and Equipment – Net of accumulated depreciation of $125,475 and $109,467	45,289	78,413

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization of $1,339,555 and $1,095,999	403,358	635,111
Goodwill	4,876,038	4,876,038
Total Other Assets	5,307,921	5,539,674

Total Assets	$28,907,179	$29,667,707

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$755,640	$379,710
Accrued expenses and other current liabilities	3,264,779	3,796,502
Accrued state income taxes	127,000	127,000
Deferred tax liability	397,788	732,000
Total Current Liabilities	4,545,207	5,035,212

Total Liabilities	4,545,207	5,035,212

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	March 31, 2009	June 30, 2008
	(unaudited)

Non-controlling interest	-	-

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; 1,300 and 0 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively (preference in liquidation of $1,332,681 at March 31, 2009)	1,332,681	-

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at March 31, 2009)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at March 31, 2009)	402	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
20,676,211 and 20,505,335 shares issued and outstanding	20,675	20,504
Additional paid-in capital	37,220,584	37,792,582
Accumulated deficit	(14,212,370)	(13,180,993)
Total Stockholders’ Equity	23,029,291	24,632,495

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$28,907,179	$29,667,707

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	2009	2008

Revenues	$1,854,263	$1,892,905

Cost of Revenues	1,039,431	1,107,041

Gross Profit	814,832	785,864

Operating Expenses
Selling, general and administrative	1,785,439	3,376,752
Research and development	148,240	46,002
Amortization of intangible assets	243,556	243,555
Total Operating Expenses	2,177,235	3,666,309

Operating Loss from continuing operations	(1,362,403)	(2,880,445)

Other Income (Expenses), Net
Other income (expense)	(3,186)	5,875
Interest expense	-	(11,329)
Total Other Expenses, Net	(3,186)	(5,454)

Loss from continuing operations before non-controlling interest	(1,365,589)	(2,885,899)
Non-controlling interest in net loss of subsidiary	-	-
Net Loss from continuing operations before income taxes	(1,365,589)	(2,885,899)
Income tax benefit	334,212	-
Net Loss from continuing operations	(1,031,377)	(2,885,899)

Net Gain from discontinued operations after provision for income taxes
(including gain on disposal in 2008 of $14,801,367)	-	11,567,149

Net (Loss) Income	(1,031,377)	8,681,250

Deemed Dividend on Series D Redeemable Preferred Stock	1,137,681	-

Net (Loss) Income Applicable to Common Shareholders	$(2,169,058)	$8,681,250

Basic and Diluted (Loss) Income Per Common Share
From continuing operations	$(0.11)	$(0.15)
From discontinued operations	$-	$0.60
Net (Loss) Income per share - basic and diluted	$(0.11)	$0.45

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,662,486	19,502,738

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	2009	2008

Revenues	$639,100	$569,332

Cost of Revenues	363,532	377,807

Gross Profit	275,568	191,525

Operating Expenses
Selling, general and administrative	628,372	828,800
Research and development	36,305	46,002
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	745,862	955,987

Operating Loss from continuing operations	(470,294)	(764,462)

Other Income (Expenses), Net
Other income (expense)	81	5,723
Interest expense	-	-
Total Other Expenses, Net	81	5,723

Loss from continuing operations before non-controlling interest	(470,213)	(758,739)
Non-controlling interest in net loss of subsidiary	-	-
Net Loss from continuing operations before income taxes	(470,213)	(758,739)
Income tax benefit	96,612	-
Net Loss from continuing operations	(373,601)	(758,739)

Net Gain from discontinued operations after provision for income taxes
(including gain on disposal in 2008 of $22,750,406)	-	20,778,927

Net (Loss) Income	(373,601)	20,020,188

Deemed Dividend on Series D Redeemable Preferred Stock	16,250	-

Net (Loss) Income Applicable to Common Shareholders	$(389,851)	$20,020,188

Basic and Diluted (Loss) Income Per Common Share
From continuing operations	$(0.02)	$(0.04)
From discontinued operations	$-	$1.02
Net (Loss) Income per share - basic and diluted	$(0.02)	$0.98

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,676,211	20,467,427

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT
OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - June 30, 2008	20,505,335	$20,504	64	$-	402,301	$402

Issuance and amortization of stock based compensation related to restricted stock grants	170,876	171	-	-	-	-

Beneficial conversion feature on Series D redeemable, convertible preferred stock	-	-	-	-	-	-

Accretion of Series D redeemable, convertible preferred stock to redemption value	-	-	-	-	-	-

Accretion of dividend on Series D redeemable, convertible preferred stock	-	-	-	-	-	-

Net loss	-	-	-	-	-	-

Balance - March 31, 2009	20,676,211	$20,675	64	$-	402,301	$402

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - June 30, 2008	$37,792,582	$(13,180,993)	$24,632,495

Issuance and amortization of stock based compensation related to restricted stock grants	110,683	-	110,854

Beneficial conversion feature on Series D redeemable, convertible preferred stock	455,000	-	455,000

Accretion of Series D redeemable, convertible preferred stock to redemption value	(1,105,000)	-	(1,105,000)

Accretion of dividend on Series D redeemable, convertible preferred stock	(32,681)	-	(32,681)

Net loss	-	(1,031,377)	(1,031,377)

Balance - March 31, 2009	$37,220,584	$(14,212,370)	$23,029,291

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	2009	2008

Cash Flows From Operating Activities:
Net loss after minority interest	$(1,031,377)	$8,681,250

Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization of property and equipment	25,422	33,197
Amortization of intangible assets	243,555	243,555
Non-cash interest expense	-	1,538,276
Deferred income tax (benefit) expense	(334,212)	300,000
Stock-based compensation to employees and directors	110,854	281,011
Stock issued in connection with termination of stockholder and license agreement	-	1,380,000
Loss on sale of equipment	5,974	-
Gain on disposal of discontinued operations	-	(14,801,367)
Changes in operating assets and liabilities:
Accounts receivable	436,124	8,816,402
Unbilled receivables	23,888	1,515,558
Inventory and work in process	8,098	(28,665)
Restricted cash	18,606	(236,226)
Deposits, prepaid expenses and other current assets	53,371	63,963
Accounts payable	375,930	(8,045,789)
Unearned revenue	-	(255,816)
Accrued expenses and other current liabilities	(531,723)	(293,451)
Due to related parties	-	(290,036)
Net Cash Used In Operating Activities	(595,490)	(1,098,138)

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008 (concluded) (Unaudited)

	2009	2008

Cash Flows From Investing Activities:
Proceeds from sale of equipment	1,728	-
Purchase of property and equipment	-	(39,848)
Proceeds from sale of discontinued operations, net of transaction costs	-	10,269,615
Acquisition of new definite-lived intangible assets	(11,802)	-
Net Cash (Used In) Provided by Investing Activities	(10,074)	10,229,767

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	650,000	-
Repayment of revolving line of credit, net	-	(4,562,808)
Repayment of term loan	-	(2,166,667)
Repayment of notes payable	-	(3,056,131)
Net Cash Provided by (Used In) Financing Activities	650,000	(9,785,606)

Net Increase (Decrease) In Cash and Cash Equivalents	44,436	(653,977)

Cash and Cash Equivalents - Beginning of Period	76,761	1,140,227

Cash and Cash Equivalents - End of Period	$121,197	$486,250

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$1,329,411
Taxes	$-	$-

Non-cash Investing and Financing Activities:
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$455,000	$-
Accretion of Series D Redeemable, Convertible Preferred Stock and deemed dividend	$1,105,000	$-
Accrued dividend on Series D Redeemable, Convertible Preferred Stock	$32,681	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
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

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009. The arbitration proceedings are currently in the discovery phase. Any reduction in the amount of the Contingent Purchase Price as a result of arbitration or settlement would reduce the amount of the gain on disposal of EOIR, net of tax.

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

2.  BASIS OF PRESENTATION

Basis of  Presentation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc. Also included in the consolidation are the results of Technest’s 49% owned subsidiary Technest, Inc. (see Note 4).  Technest, Inc. conducts research and development in the field of computer vision technology and Technest Holdings has the right of first refusal to commercialize products resulting from this research and development.  The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest  is held by an unrelated third party.  In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R),   Technest, Inc. is considered a variable interest entity (VIE) for which Technest Holdings, Inc. is the primary beneficiary.  The equity of the non-controlling shareholders in the capital and retained earnings of Technest, Inc. are shown separately on the liability side of the consolidated balance sheet, between liabilities and stockholders' equity.  This non-controlling interest is adjusted for the non-controlling shareholders' proportionate share of Technest, Inc.’s net income and losses.  In the event that the non-controlling interest’s portion of net losses exceeds the carrying value of the non-controlling interest, the carrying amount will not be reduced below zero and the Company will recognize all of the excess losses.  Upon the return to profitable operations, net income attributable to the Company’s interest would not be reduced for the non-controlling interest until the Company has fully recovered the losses that were attributable to, but not recognized for, the non-controlling interest during the loss period.  All significant inter-company balances and transactions have been eliminated in consolidation.

On December 31, 2007, the Company divested the operations of its subsidiary, EOIR Technologies, Inc.  In accordance with SFAS No. 144, the assets, liabilities and results of operations of this consolidated subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements (see Note 3).

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the result that may be expected for the year ending June 30, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended June 30, 2008 filed with the Securities and Exchange Commission.

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

The Company has no such assets or liabilities at July 1, 2008 and March 31, 2009.

Also, the Company may be required, from time to time, to measure certain other financial assets on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The Company had no such assets as of March 31, 2009.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (“ARB”) No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008 and the Company is in the process of evaluating the impacts of adopting SFAS No. 160 which will become effective for the Company on July 1, 2009 and will impact the recording of the Technest, Inc. minority interest.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are now required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting EITF 07-5.

3.  DISCONTINUED OPERATIONS

For the three and nine months ended March 31, 2008, the operations of EOIR have been reported in discontinued operations in the Statements of Operations in accordance with SFAS No. 144, paragraph 42. Revenues and net loss from discontinued operations were as follows:

	3 Months Ended March 31, 2008	9 Months Ended March 31, 2008
Revenues from discontinued operations	$-	$46,099,851

Net loss from discontinued operations	$(1,971,479)	$(3,234,218

Certain general and administrative and interest expenses of the Company that are clearly associated with EOIR totaling $1,671,479 and $5,746,501 in the three and nine months ended March 31, 2008  have been included in the net loss from discontinued operations.

4. TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three and nine months ended March 31, 2009, the Company allocated approximately $130,000 and $183,000 of such expenses to Technest, Inc. respectively.

In accordance with Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R),   Technest, Inc. is considered a variable interest entity (VIE) for which Technest Holdings, Inc. is the primary beneficiary.  Since Technest Inc. and the Company are under common control, the Company initially measured the assets, liabilities, and noncontrolling interests of Technest Inc. at their carrying amounts.  As Technest, Inc.’s formation coincided with its consolidation with the Company under FIN 46R, Technest, Inc. did not have any material assets, liabilities or noncontrolling interests upon initial measurement.  The Company initially measured any assets transferred to Technest, Inc. at the same amounts at which the assets and liabilities would have been measured if they had not been transferred.   No gain or loss was recognized because of such transfers.

In the event that the non-controlling interest’s portion of net losses exceeds the carrying value of the non-controlling interest, the carrying amount will not be reduced below zero and the Company will recognize all of the excess losses. The excess losses recognized by the Company at March 31, 2009 are $70,359.

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	March 2009	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	172,913	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,339,555)
Net definite-lived intangible asset	$403,358

Amortization expense was approximately $243,600 for each of the nine months ended March 31, 2009 and 2008.

6. SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 1, 2008, the Company’s Board of Directors approved the designation of 3,000 shares of Series D Redeemable, Convertible Preferred Stock (“Series D Preferred”).  The Series D Preferred has a total face value of $3,000,000, a stated value of $1,000 per share and is convertible at any time at $0.20 per share.  The Series D Preferred is redeemable by the Company at a price equal to the stated value plus dividends upon receipt of the Contingent Purchase Price (see Note 1).  Since the redemption of the Series D Preferred is not solely within the control of the Company, it does not meet the requirements for classification as equity in accordance with SEC Accounting Series Release No. 268, “Redeemable Stocks”.  As a result, the Series D Preferred is classified in the mezzanine section of the balance sheet.

Dividends are accrued on the Series D Preferred quarterly at a rate of 5% per year and the Series D Preferred ranks pari passu with the holders of the Series A and Series C Preferred Stock (see Note 7).  Holders of the Series D Preferred have the right to one vote for each share of common stock into which the Series D Preferred could then convert.

On October 31, 2008, the Company sold 1,300 shares of its Series D Preferred to Southridge Partners, LP (“Southridge”), for a purchase price of $650,000 ($500 per share). $600,000 of these proceeds was used in connection with the Deer Creek Settlement  and the remainder proceeds are for working capital purposes.

The Company has determined that as of the date of issuance there was a beneficial conversion feature in the aggregate amount of $455,000.  Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value of $1,300,000 immediately upon issuance.  This resulted in a deemed dividend in the amount of $1,105,000.  The carrying value in future periods will be adjusted by additional dividends earned and expected to be paid upon redemption.  Total dividends accrued on the Series D Preferred amount to $32,681 at March 31, 2009.

At March 31, 2009, the Company had 1,300 shares of Series D Preferred issued and outstanding.  The Series D Preferred has a liquidation preference of $1,332,681 at March 31, 2009.

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

At March 31, 2009 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

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

At March 31, 2009, the Company had 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the nine months ended March 31, 2009, the Company issued the following amounts of common stock:

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

●	75,000 shares of its Common Stock with a fair value of $48,438 to two employees of the Company pursuant to achieving milestones set out in employment agreements.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Reserve for conversion of Series D Redeemable, Convertible Preferred Stock	9,995,107
Total common stock reserves	11,352,741

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

No options were granted pursuant to the Plan during the periods ended March 31, 2009 and 2008 and there are currently no options outstanding under the Plan.

Warrants

Summary information with respect to warrants granted is as follows:
	Number of Shares	Weighted Average Exercise Price
Balance, July 1, 2008	649,286	$5.00
Issued	-	-
Expired	-	-
Balance, March 31, 2009	649,286	$5.00

The following table summarizes the Company's warrants outstanding at March 31, 2009:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			1.5 years

As of March 31, 2009 all warrants are exercisable.

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

Total stock-based compensation related to shares that vested in the nine months ended March 31, 2009 and 2008 was $110,854 and $281,011, respectively.

As of March 31, 2009, the Company has 272,345 shares available for future grant under the Plan.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2009 and 2008 consists of the following:

	Shares Potentially Issuable
	2009	2008
Series A Convertible Preferred Stock	306,047	306,047
Series C Convertible Preferred Stock	402,301	402,301
Series D Redeemable, Convertible Preferred Stock	6,663,405	-
Warrants	649,286	649,286
Total	8,021,039	1,357,634

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,131, increasing annually by 3%.  Rent expense for continuing operations in the three months ended March 31, 2009 and 2008 was $37,010 and $44,512, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

11.  INCOME TAXES

The benefit from federal and state income taxes related to continuing operations for the nine months ended March 31, 2009 was $334,212.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of March 31, 2009, the Company had a valuation allowance of $2,369,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes.  In the nine months ended March 31, 2009, there was no change in the valuation allowance.   As of March 31, 2009, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $3,574,000 which begin to expire in 2024.

There was no provision for federal or state income taxes for the nine months ended March 31, 2008 due to the Company's operating losses and a full valuation reserve on deferred tax assets. As of result of the sale of EOIR, the Company estimates that it would recognize a taxable gain but that it will have sufficient net operating losses available to offset this gain.  As a result, the valuation allowance on deferred tax assets was reduced by approximately $4,000,000 in the three months ended March 31, 2008.  The Company expects to owe Alternative Minimum Tax as a result of this transaction of approximately $300,000 which will become due in the tax year in which the EOIR sale proceeds are received.  At March 31, 2008, this amount has been recorded as a deferred tax liability and included in the net gain from discontinued operations.

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

Contributions and other costs of this plan in the three months ended March 31, 2009 and 2008 were $25,620 and $28,763, respectively.

13.  LITIGATION

The White Oak Group

On August 26, 2008, EOIR Holdings LLC (“LLC”) notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009.  The arbitration proceedings are currently in the discovery phase. Technest is seeking payment of approximately $23 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD  LLC is an entity formed for the purpose of facilitating the acquisition of EOIR by The White Oak Group, Inc., an Atlanta based private equity firm.

On February 17, 2009, EOIR Holdings LLC filed a complaint against Technest Holdings, Inc. in the United States District Court for the District of Delaware.  The complaint alleges that Technest Holdings, Inc. breached the Stock Purchase Agreement, entered into by the parties for the sale of EOIR Technologies, when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest Holdings, Inc. maintains that the Net Working Capital Adjustment is not due because EOIR Holdings LLC previously breached the Stock Purchase Agreement.  On April 21, 2009, the Court granted Technest Holdings, Inc.'s motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending March 31, 2009 should be read together with our financial statements and related notes included elsewhere in this report.

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

Our products leverage several core technology platforms, including:

●	3D Imaging Technology Platforms: -3D capture using patented Rainbow 3D technology -3D processing, data manipulation, and advanced modeling -3D display in volumetric space

●	Intelligent Surveillance Technology Platforms: -360-degree video acquisition using mirror, lens, and array configurations -2D video detection, tracking, recognition and enhancement software

●	3D Facial Recognition Technology Platforms:
-3D facial image acquisition and recognition algorithms and software

●	General Technology Platforms: -High-speed imaging processing hardware and embedded algorithms

Commercial Division

3D Digitizer Systems provide turnkey three-dimensional (3D) imaging solutions.

During calendar 2009, the Company is expecting to launch a 3D camera designed to capture images in retail stores for the manufacturing of custom fitted ear pieces for audio devices and cell phones. Custom fitted ear pieces are more likely to remain in place during exercise and offer superior comfort and audio quality. The Company has an  arrangement in place with an established international manufacturing and marketing partner for this effort. To date, approximately 200 million iPods have been sold and in 2007 alone, more than 1 billion cell phones were sold. The Company believes that there is a substantial market for more widely available custom fit ear pieces that do not require a visit to an audiologist to have an impression physically taken.

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

OmniEye™ Wellcam is an ultra light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability. OmniEye™ Cerberus is a re-configurable multi-sensor system that is designed for long distance infrared and visible light detection. OmniEye™ Cerberus delivers this flexibility while still maintaining seamless panoramic coverage up to 360 degrees. During the three months ended March 31, 2009, the Company delivered an additional 21 Wellcams to the DoD pursuant to its IDIQ contract.

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

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition. In April 2008, the Company delivered its first outdoor facial recognition system to the US Army for evaluation. The FaceCam and associated biometric software is currently being evaluated for placement in a number of access control environments.

Technest Business Strategy

Our goal is to establish the Company as a leading innovator in the 3-D imaging products and solutions arena. The broad strategies that we have in place to achieve this goal are outlined below:

●	Focus on commercialization of pipeline products;

●	Utilize relationships with current and new industry partners to bring technology to market;

●	Develop recurring revenue models where possible;

●	Continue to explore the cutting edge of 3-D and 360° imaging through continued research and development;

●	Continue to develop a robust intellectual property portfolio; and

●	Seek strategic opportunities.

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

Three and Nine months ended March 31, 2009 compared with the Three and Nine months ended March 31, 2008

Revenues

Technest had $639,100 in revenues from continuing operations during the three months ended March 31, 2009 compared with $569,332 during the three months ended March 31, 2008. During the three months ended March 31, 2009, the Company delivered an additional 21 WellCams pursuant to our IDIQ contract with the Department of Defense. At March 31, 2009, the Company’s backlog of funded contracts was approximately $1.2 million. Subsequent to March 31, 2009, the Company received an additional contract for $500,000.

Technest had $1,854,263 in revenues from continuing operations during the nine months ended March 31, 2009 compared with $1,892,905 during the nine months ended March 31, 2008. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues are not consistent from quarter to quarter.

Gross profit

The gross profit for the three months ended March 31, 2009 was $275,568 or 43% of revenues. The gross profit for the three months ended March 31, 2008 was $191,525 or 34% of revenues. The gross profit margin for the three months ended March 31, 2009 was higher due to better profit margins on firm fixed priced contracts.

The gross profit from continuing operations for the nine months ended March 31, 2009 was $814,832 or 44% of revenues. The gross profit for the nine months ended March 31, 2008 was $785,864 or 42% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 were $628,372 and $828,800, respectively.  These expenses consisted primarily of payroll related expenses and professional fees. Included in selling, general and administrative expenses for the three months ended March 31, 2009 was approximately $100,000 of non recurring legal fees. Included in selling, general and administrative expenses for the three months ended March 31, 2008 was approximately $136,467 for a claim made by the Defense Contract Management Agency for reimbursement of overpayments made to the Company in fiscal year 2004

Certain general and administrative expenses of the Company in 2008 that are clearly associated with EOIR have been included in the net gain from discontinued operations.  Such amounts totaled $1,671,479, including certain severance payments triggered by the sale of EOIR, in the three months ended March 31, 2008.

Selling, general and administrative expenses for the nine months ended March 31, 2009 and 2008 were $1,785,439 and $3,376,752.  The 2009 amount relates primarily to payroll related expenses and professional fees.  The 2008 amount includes payroll related expenses, professional fees, and  $1,380,000 related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement dated March 13, 2007 and of a licensing agreement dated March 13, 2007.

Certain general and administrative expenses of the Company in 2008 that are clearly associated with EOIR totaling approximately $5,746,501 in the nine months ended March 31, 2008 have been included in the net gain from discontinued operations

Research and development

In the three months and nine months ended March, 31, 2009 the Company incurred $36,305 and $148,240, respectively, in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.  In the three and nine months ended March 31, 2008 the Company incurred $46,002 of research and development expenses related to the same projects.

Amortization of intangible assets

Amortization of intangible assets for the three months and nine months ended March 31 was $81,185 and $243,556, respectively, for both 2009 and 2008.  Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss from continuing operations for the three months ended March 31, 2009 was $470,294 compared with $764,462 for the three months ended March 31, 2008.

The operating loss from continuing operations for the nine months ended March 31, 2009 was $1,362,403 compared with $2,880,445 for the nine months ended March 31, 2008.

Discontinued Operations

The net gain from discontinued operations was $11,567,149 in the nine months ended March 31, 2008. The net gain for the nine months ended March 31, 2008 included costs of $5,746,501 for costs incurred by Technest that are clearly associated with the discontinued operations. The gain from discontinued operations for the nine months ended March 31, 2008 includes a gain on disposal of $14,801,367 on the sale of EOIR.

Net (Loss) Income applicable to common shareholders

The net loss attributable to common shareholders for the three and nine months ended March 31, 2009 was ($389,851) and ($2,169,058) respectively. Included in the three and nine months ended March 31, 2009 is a non-cash deemed dividend of  $16,250 and  $1,137,681 related to the issuance of Series D Redeemable, Convertible Preferred Stock.

The net income attributable to common shareholders for the three and nine months ended March 31, 2008 was $20,020,188 and $8,681,250, respectively.

Liquidity and Capital Resources

Cash and Working Capital

On March 31, 2009, Technest had a positive working capital balance of $19,008,762. Net cash used in operating activities for the nine months ended March 31, 2009 was $595,490, including a non recurring legal settlement of $600,000. The main drivers of  working capital changes were: improvements in the collection of receivables in the amount of $436,124 and an increase in the amounts due to vendors of  $375,930 which was offset by a reduction in accruals of $531,723 which was primarily related to the payment of an accrued legal settlement with Deer Creek.

Cash Used in Investing Activities

In the nine months ended March 31, 2009, Technest used cash of $11,802 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  The Company also sold certain of their equipment for proceeds of $1,728 resulting in a loss on the sale of $5,974.

Cash Used in Financing Activities

In October 2008, the Company received proceeds of $650,000 related to the issuance of their Series D Preferred Stock.

Sources of Liquidity

During the nine months ended March 31, 2009, the Company satisfied its operating and investing cash requirements primarily from cash reserves and proceeds received upon the issuance of our Series D Redeemable, Convertible Preferred Stock.

A further $23 million is due to the Company from the sale of EOIR. On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement.  On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009.  The arbitration proceedings are currently in the discovery and deposition phase.

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

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2009, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The White Oak Group

On August 26, 2008, EOIR Holdings LLC (“LLC”) notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price have not been satisfied. LLC provided no explanation for its contention.  Technest strongly believes that all conditions of the Stock Purchase Agreement were met, and LLC’s position is without merit.  Technest is aggressively pursuing payment of the Contingent Purchase Price in accordance with the Stock Purchase Agreement.  Accordingly on September 24, 2008, Technest notified LLC that it has filed for final and binding arbitration of the matter in accordance with the terms of the Stock Purchase Agreement. On February 4, 2009, the duly selected arbitration panel from the American Arbitration Association (AAA) notified the parties that the arbitration hearing was scheduled to commence on June 22, 2009.  The arbitration proceedings are currently in the discovery phase. Technest is seeking payment of approximately $23 million from LLC representing the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the NVESD less an amount due to LLC for a final working capital adjustment.  LLC is an entity formed for the purpose of facilitating the acquisition of EOIR by The White Oak Group, Inc., an Atlanta based private equity firm.

On February 17, 2009, EOIR Holdings LLC filed a complaint against Technest Holdings, Inc. in the United States District Court for the District of Delaware.  The complaint alleges that Technest Holdings, Inc. breached the Stock Purchase Agreement, entered into by the parties for the sale of EOIR Technologies, when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest Holdings, Inc. maintains that the Net Working Capital Adjustment is not due because EOIR Holdings LLC previously breached the Stock Purchase Agreement.  On April 21, 2009, the Court granted Technest Holdings, Inc.'s motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue.

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

On September 24, 2008, we commenced arbitration proceedings against EOIR Holdings LLC (“LLC”) in accordance with the Stock Purchase Agreement dated September 10, 2007. The arbitration hearing is scheduled to begin on June 22, 2009. We are seeking payment of approximately $23 million from Holdings, which acquired our former subsidiary, E-OIR Technologies, Inc. (“EOIR”) on December 31, 2007.  The $23 million payment represents the contingent portion of the purchase price to be paid by LLC upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). On August 4, 2008, EOIR was awarded the contract with the U.S. Army’s NVESD. We believe the payment became due and payable on August 21, 2008.  If we are not successful in the arbitration and the contingent purchase price is not paid, our financial condition will be significantly harmed.

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

Technest has had net operating losses each year since its inception. As of March 31, 2009, our accumulated deficit was approximately $14.2 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

According to the stock records of Technest, as of  March 31, 2009, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 63% of Technest’s outstanding common stock as the record holders of 12,903,872 shares.  Recently, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

Our stock price has been volatile. From January 2006 to April 2009, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

TECHNEST HOLDINGS, INC.

Date: May 15, 2009	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Executive Officer and President
Date: May 15, 2009	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X