Form 10-K
period 2009-06-30
TECHNEST HOLDINGS INC
filed 2009-10-13
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009.
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
(Title or Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act  ☐  Yes  ☐ No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes  ☐ No

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $716,999
*
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

21,327, 441 shares as of October 13, 2009, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

TECHNEST HOLDINGS, INC.
FORM 10-K
TABLE OF CONTENTS
June 30, 2009

-i-

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements, which involve risks and uncertainties, such as our plans, objectives, expectations and intentions. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” “continue,” “plans,” or their negatives or cognates. Some of these statements include discussions regarding our future business strategy and our ability to generate revenue, income and cash flow. We wish to caution the reader that all forward-looking statements contained in this Form 10-K are only estimates and predictions. Our actual results could differ materially from those anticipated as a result of risks facing us or actual events differing from the assumptions underlying such forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. We will not update these forward-looking statements unless the securities laws and regulations require us to do so.

In this annual report on Form 10-K, and unless the context otherwise requires “Technest,” the “Company,” “we,” “us” and “our” refer to Technest Holdings, Inc. and its subsidiaries, taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

-ii-

PART I

Item 1. Description of Business

Recent Developments

Sale of EOIR Technologies, Inc.

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.  Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million. Technest alleged in its demand that LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).  LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009, LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear LLC’s motion to vacate the award.  On September 20, 2009, LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited. On October 5, 2009, Technest filed its opposition to LLC's superseding petition to vacate the arbitration award.

On February 17, 2009, LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because  LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009. On September 30, 2009,  LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

The Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008 as, at that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration. The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.

Small Business Status

           On June 26, 2008, the Small Business Administration (“SBA”) concluded a formal size determination on Technest. The SBA found that although Technest met the definition of a small business, the composition of its stock ownership disqualified the Company from participating in the Small Business Innovation Research (“SBIR”) program. As of that date, the Company was permitted to complete SBIR contracts awarded previously but was precluded from applying for new SBIR contracts.  Excluding revenues from EOIR, this has been the major source of revenue, although not of profit, for Technest. On July 28, 2008, the Board of Directors of Technest voted to authorize the transfer of certain government contracts and employees and license certain assets to a newly formed company in which Technest retains a 49% interest and meets the ownership eligibility for SBIRs. Technest will retain the right of first refusal on all commercial applications that are developed by this company.  The transfer took place on October 1, 2008.  Management believes that this does not detract from the stated goal of Technest to develop revenues from commercialization of its intellectual property portfolio.

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
-360 degree video acquisition using mirror, lens, and array configurations
-2D video detection, tracking, recognition and enhancement software

•	3D Facial Recognition Technology Platforms:
-3D facial image acquisition and recognition algorithms and software

•	General Technology Platforms:
-High-speed imaging processing hardware and embedded algorithms

Defense and Security - 3D-ID

Our major products consist of our 3D SketchArtist, and 3D FaceCam, Portable MVR, OmniEye™ Wellcam, OmniEye™ Cerberus, Smart Optical Sensor (SOS), Smart Suite™, OmniEye Viewer, and Small Tactical Ubiquitous Detection System (STUDS).

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds. In August 2008, the 3D SketchArtist was successfully introduced at the annual International Association of Identification (IAI) show. In fiscal 2009, the Company, through a distributor,  sold 25 copies to the Los Angeles Police Department and several other copies to other law enforcement agencies. The Company is currently having this product evaluated for use by security forces overseas.

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition. 3D FaceCam  is currently being evaluated by certain correctional facilities for use with inmates and visitors.

The Company has developed a new pocket size, highly portable multi-sensor video recording device designed to be used in outdoor environments-The Portable MVR. It features A/V recording with advanced MPEG4 compression, photo snapshot with JPEG format and motion detection.  A 2.5 inch LCD makes recording and playback simple using on-screen intuitive menus and embedded software.  The MVR also features power saving, pre and post triggers, and an external video output connector so that the MVR can be placed “in-line” with an external monitor. Recordings can also be played back on a separate computer. This product is being purchased by the US Army as an initial pilot program for use on unmanned robotic platforms.

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

Medical Devices

3D Digitizer Systems provide turnkey three-dimensional (3D) imaging solutions. The Company continues to develop applications for custom fit ear pieces for MP3 players, iPods and cell phones as well as Ankle-Foot Orthoses (AFOs) in collaboration with Northeastern University and Spaulding Rehabilitation hospital in Boston, Massachusetts. Currently marketing and development efforts on these products have slowed as the Company is concentrating its limited resources on its defense and security products.

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

Sale of EOIR Technologies, Inc.  On September 10, 2007, Technest Holdings, Inc. (the “Company” or “Technest”) and its wholly owned subsidiary, EOIR Technologies, Inc. (“EOIR”), entered into a Stock Purchase Agreement with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Guggenheim Defense and Aerospace Funds for the purposes of facilitating this transaction.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the Stock Purchase Agreement. LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, following a seven-day Arbitration hearing that ended on June 30, 2009, the arbitration panel unanimously agreed with Technest and on August 21, 2009 ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest of $830,070, of  $23,778,403 plus interest from the date of the Award through date of payment at 3.25%.  LLC filed a petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to  LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited.  On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award.

Technest Inc. On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.

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

We have particular proprietary technologies, some that have been developed and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are other technologies being presented to our customers that directly compete with our technologies.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We own 18 U.S. patents and have 14 patents pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Employees

As of September 24, 2009, Technest had a total of 17 employees. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Item 2. Description of Property

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011.  Monthly lease amounts for this facility total approximately $15,585, increasing annually by 3%.

We believe that our present facilities are adequate to meet our current needs. If new or additional space is required, we believe that adequate facilities are available at competitive prices.

Item 3. Legal Proceedings

The White Oak Group

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.    Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings  LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that  LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).   LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that  LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus additional interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009,  LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for  LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear  LLC’s motion to vacate the award.  On September 20, 2009,  LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to  LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited.  On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award.

On February 17, 2009,  LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because  LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009.  On September 30, 2009,  LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the three months ended June 30, 2009, which is the fourth quarter of our fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Calendar Year	High	Low

2007
First Quarter	$2.10	$1.31
Second Quarter	$1.50	$0.31
Third Quarter	$0.53	$0.31
Fourth Quarter	$0.65	$0.32

2008
First Quarter	$0.62	$0.31
Second Quarter	$0.51	$0.31
Third Quarter	$0.45	$0.24
Fourth Quarter	$0.25	$0.05

2009
First Quarter	$0.30	$0.05
Second Quarter	$0.20	$0.10

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of September 23, 2009, there were approximately 317 record holders of our common stock.

We have not paid any cash dividends on our common stock in the past. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

On September 21, 2009, the Company issued 651,230 shares of its Common Stock to its non-employee directors under its 2006 Stock Award Plan as compensation for their services as directors during the fiscal year ended June 30, 2009.  The issuance and sale of the securities were not registered under the Securities Act of 1933, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2009, which is the fourth quarter of our fiscal year.

Item 7.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2009 and 2008 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” beginning on page 18 of this annual report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-K, speak only as of June 30, 2009 and we undertake no obligation to update or revise the statements in light of future developments.

Recent Developments

Litigation Related to the Sale of EOIR Technologies, Inc.

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.    Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that  LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).   LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus additional interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009, LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear LLC’s motion to vacate the award.  On September 20, 2009, LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to LLC’s motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited.  On October 5, 2009, Technest filed its opposition to LLC’s superseding petition to vacate the arbitration award.

On February 17, 2009, LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because  LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009.  On September 30, 2009, LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

The Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008 as, at that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.

Goodwill Impairment Analysis

Technest tests its goodwill for impairment annually in its fourth quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. As a result of the very light trading volume in the Company’s common stock, inefficiencies in investor research of small capitalization companies and the relatively small amount of shares in the public float, the Company’s book value exceeds its market capitalization. Technest performed an impairment test of the goodwill as of June 30, 2009. Based upon the impairment test performed, there was no impairment indicated for Technest’s goodwill as of June 30, 2009.  The fair value of the reporting unit containing the goodwill was determined utilizing a discounted cash flow valuation approach.

Year ended June 30, 2009 compared with the year ended June 30, 2008

Revenues

Technest had $2,482,726 in revenues from continuing operations during the year ended June 30, 2009 compared with $2,469,085 during the year ended June 30, 2008. These revenues were largely generated by Small Business Innovation Research Grants in the field of 3-dimensional imaging. We use the revenue from these grants to develop future potential products for our business. At June 30, 2009, the Company’s backlog of funded contracts was approximately $1.1 million. However, since then, the Company has been awarded further funded contracts totaling $2.0 million which represents 123% of all contracts awarded in the fiscal year ended June 30, 2009.

Gross profit

The gross profit for the year ended June 30, 2009 was $1,148,830 or 46% of revenues. The gross profit from continuing operations for the year ended June 30, 2008 was $1,078,558 or 44% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.  In the quarter ended June 30, 2008, as a result of the conclusion of a DCAA audit, the Company determined that it had under billed on a contract completed in 2005.  As a result, the Company recorded revenue in the quarter ended June 30, 2008 of approximately $70,000 related to the final settlement of this contract increasing gross profit for the year 7% and the gross profit margin from approximately 41% to 44%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2009 were $2,142,630 and consisted primarily of payroll related expenses and professional fees.

Selling, general and administrative expenses for the year ended June 30, 2008 were $4,868,657, and consisted primarily of legal and professional fees, including settlement of the Deer Creek matter of approximately $1,113,546, amortization of stock-based compensation amounting to $300,949, and a $1,380,000 charge related to the fair value of stock issued in connection with the termination of certain sections of a stockholders’ agreement and a licensing agreement both dated March 13, 2007.

The decrease of $2,726,027 in selling, general and administrative expenses for the year ended June 30, 2009 over the year ended June 30, 2008 was primarily due to unusual 2008 expenses of approximately $850,000 in legal fees and settlement of the Deer Creek judgment, and the $1,380,000 charge related to the fair value of stock issued in connection with the termination of certain sections of a stockholder agreement and a licensing agreement as noted above. In addition, in fiscal year 2009, the Company implemented a program of overhead reduction.

 Certain general and administrative expenses of the Company that are associated with EOIR totaling approximately $2,723,747 and $5,746,501 in the years ended June 30, 2009 and 2008, respectively, have been included in the net gain (loss) from discontinued operations.  In the year ended June 30, 2009, the expenses included legal and other costs associated with the EOIR arbitration hearing.

Research and development

In the years ended June 30, 2009 and 2008, the Company incurred $192,349 and $46,002, respectively, in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for each of the years ended June 30, 2009 and 2008 was $324,741. Amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss for the year ended June 30, 2009 was $1,510,890. The operating loss for the year ended June 30, 2008 was $4,160,842.

Other (expenses) income

In the year ended June 30, 2009, the Company recorded $722,071 as interest income as a result of the unanimous arbitration award that the Company received over EOIR Holdings LLC.

In the year ended June 30, 2008, Technest charged to interest expense $11,329. Interest expense attributable to loans that were paid off at the closing of the sale of EOIR has been included in the gain (loss) on discontinued operations.

Discontinued Operations

The net loss from discontinued operations was $2,209,506 in the year ended June 30, 2009 compared with a net gain of $8,997,149 in the year ended June 30, 2008. This loss was attributable to costs incurred with the arbitration against EOIR Holdings LLC offset by a tax benefit resulting from the Company incurring additional expenses in the year related to the EOIR arbitration hearing that are expected to reduce the taxable gain from the sale of EOIR. The net gain for the year ended June 30, 2008 included costs of $5,746,501 incurred by Technest that are associated with the discontinued operations.

The gain from discontinued operations for the year ended June 30, 2008 includes a gain on disposal of $14,801,367 on the sale of EOIR.

Net income (loss) applicable to common shareholders

The net loss applicable to common stockholders for the year ended June 30, 2009 was ($4,389,466). Included in the net loss for 2009 is a non-cash deemed dividend of $1,386,484 related to Series D Redeemable, Convertible Preferred Stock.

The net income applicable to common stockholders for the year ended June 30, 2008 was $6,843,642.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2009, Technest had a positive working capital balance of $17,296,267 due primarily to the receivable from the sale of EOIR. Our primary source of operating cash flows was payments from our customers.  The timing of such payments is based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses and professional fees.  The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash used in operating activities for the year ended June 30, 2009 was $881,118 compared with $1,505,637 for the year ended June 30, 2008. Net cash used in the year ended June 30, 2009 includes a non recurring legal settlement of $600,000. The main drivers of working capital changes were: improvements in the collection of receivables in the amount of $340,000 and an increase in the amounts due to vendors and accruals of $2,442,166 which was primarily related to legal costs incurred in connection with the arbitration hearing.

Cash Used in Investing Activities

In the year ended June 30, 2009, Technest used cash of $11,803 for the acquisition of new definite-lived intangible assets representing costs associated with filing for new patents.  The Company also sold certain of their equipment for proceeds of $1,727 resulting in a loss on the sale of $7,531.

Cash Used in Financing Activities

In the year ended June 30, 2009, the Company received $820,000 related to the issuance of its Series D Preferred Stock. These proceeds were used primarily for legal expenses, including the Deer Creek settlement, as well as for working capital purposes.

Sources of Liquidity

During the year ended June 30, 2009, the Company satisfied its operating and investing cash requirements primarily from cash reserves and proceeds received upon the issuance of our Series D Redeemable, Convertible Preferred Stock.

A further $23 million is a receivable due to the Company from the sale of EOIR in fiscal 2008. On August 21, 2009, an American Arbitration Association Panel of three arbitrators unanimously awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.   The arbitration panel unanimously agreed with Technest and ruled that EOIR Holdings LLC (“LLC”) breached the Purchase and Sale Agreement and must pay the remainder of the purchase price. On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia. On September 4, 2009, LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009. On September 11, 2009, at a hearing for LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear LLC’s motion to vacate the award.  On September 20, 2009, LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia. On September 21, 2009, Technest filed its opposition to LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited. On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award.

The Company is aggressively moving forward towards the collection of this award and expects resolution before June 30, 2010.

In addition the Company is actively seeking to raise additional capital through a bridge financing to finance its obligations should the contingent purchase price not be received during the current fiscal year.

The Company is also expanding its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2010.   In addition, the Company is aggressively cutting costs and the Company’s officers are deferring a portion of their remuneration. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Commitments and Contingencies

Facilities

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,585, increasing annually by 3%.

Legal

EOIR Holdings LLC

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.    Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings  LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that  LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).   LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus additional interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009,  LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for  LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear  LLC’s motion to vacate the award.  On September 20, 2009, LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to  LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited.  On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award.

On February 17, 2009,  LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because  LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009.  On September 30, 2009,  LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2009, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

On December 31, 2007, the Company divested the operations of its subsidiary, EOIR Technologies, Inc.  The assets, liabilities and results of operations (including costs related to the collection of the contingent consideration) of this subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements.

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

Impairment of Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Statement of Financial Accounting Standards ("SFAS") No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. SFAS No. 142 requires a two-step impairment test for goodwill and intangible assets with indefinite lives. The first step is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

To estimate the fair value of our reporting unit, the Company utilizes a discounted cash flow model. Other valuation methods, such as a comparable company analysis are used to corroborate the discounted cash flow analysis performed at the reporting unit.  In estimating fair value, significant estimates include, but not limited to, future revenue growth by product/service line, operating profit margins, perpetual growth rates, weighted-average cost of capital, and market data and analysis, including market capitalization.

The Company estimated a growth rate for its government contract business based on historical growth rates, current contract backlog and anticipated future contracts.  As this work generally has low operating profit margins, the Company’s fair value estimate is not sensitive to changes in the estimated growth rate of the government contract business.  To estimate the growth in the Company’s 3D SketchArtist product, the Company prepared a bottom up revenue forecast including estimates of the number of customers acquired, quantities purchased per customer and sales price per unit.  The Company’s revenue forecast assumes three years of customer acquisitions with the number of customers remaining level after that.  Sales price per unit is forecast to decline slightly each year as customers require volume discounts and as competitive products emerge.  If the Company’s estimate of the number of customers acquired (and therefore quantity of units sold) or selling price per unit is decreased by 50%, the estimated fair value of the reporting unit would still exceed the carrying value of the net assets.

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

Contracts and Customer relationships acquired as a result of business combinations have been valued by management considering various factors including independent appraisals done by valuation and financial advisory firms. These assets are being amortized over the contractual terms of the existing contracts plus anticipated contract renewals.

Impairment of Long-Lived Assets

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

Revenues from time and materials contracts are recognized as costs are incurred and billed. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved. During the year ended June 30, 2009, approximately 23% of our revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Receivable from Sale of EOIR

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.    Technest had filed a demand for arbitration on September 24, 2008 against  EOIR Holdings LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that  LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).   LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus additional interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009,  LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for  LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear  LLC’s motion to vacate the award.  On September 20, 2009,  LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to  LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited.  On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award.

On February 17, 2009,  LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because  LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009.  On September 30, 2009,  LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

The Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008 as, at that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.  The accrued interest income on the $23 million receivable is recorded as an asset and income from continuing operations as the interest does not impact the result of the gain or loss at the date of disposal but rather represents the consequences of management's subsequent decisions to hold or sell the asset.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is required to adopt SFAS No. 168 on September 30, 2009, and it does not expect the adoption of this standard to have an impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which amends FASB SFAS No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP.  This statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  Early application is not permitted.  The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP Accounting Principles Board 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  The Company is evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 will not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 effective July 1, 2008, but has not elected to measure any permissible items at fair value.  As a result, the adoption of this statement did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement; and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this statement, except for items covered by the Staff Position, as of July 1, 2008; and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008 and the Company is in the process of evaluating the impacts of adopting SFAS No. 160 which will become effective for the Company on July 1, 2009 and will impact the recording of the Technest, Inc. minority interest.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial condition.

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

Risks Related To Our Business, Results of Operations and Financial Condition

On August 21, 2009, Technest was awarded $23,778,403 by an American Arbitration Association panel for the breach by EOIR Holdings LLC of the Stock Purchase Agreement dated September 10, 2007 for the sale of EOIR Technologies, Inc.   EOIR Holdings LLC has petitioned to vacate the award.  If the award is vacated or not paid, Technest’s financial condition will be significantly harmed.

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration, on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.    Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings LLC (“LLC), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that  LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate (“NVESD”).   LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that  LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009,  LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for  LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear  LLC’s motion to vacate the award.  On September 20, 2009,  LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to  LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited. On October 5, 2009, Technest filed its opposition to  LLC's superseding petition to vacate the arbitration award. If, however, the award were to be vacated or not paid, Technest’s financial condition would be significantly harmed.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. As of June 30, 2009, our accumulated deficit was approximately $16 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

According to the stock records of Technest, as of September 23, 2009, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 62.89% of Technest’s outstanding common stock as the record holders of 13,412,865 shares. In addition, Southridge Partners, LP and its affiliates have the right to acquire additional shares of common stock through conversion of their shares of Technest preferred stock.  In 2008, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned approximately 62.89% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2006 to September 2009, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Item 8.  Financial Statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Years ended June 30, 2009 and 2008
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Technest Holdings, Inc. and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, subsequent to year end an arbitration panel awarded the Company approximately $24 million related to a dispute over contingent consideration previously recorded by the Company in conjunction with the sale of EOIR Technologies, Inc.  There continues to be ongoing litigation related to this matter and the successful outcome of this litigation is critical to the Company’s ultimate receipt of this contingent consideration.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
October 13, 2009

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$5,567	$76,761
Accounts receivables	260,381	600,908
Unbilled receivables	-	23,888
Inventory and work in process	26,745	36,542
Restricted cash	216,697	237,288
Prepaid expenses and other current assets	750,013	125,900
Assets related to discontinued operations	22,948,333	22,948,333
Total Current Assets	24,207,736	24,049,620

Property and Equipment – Net of accumulated depreciation $94,703 and $109,467	37,363	78,413

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,420,740 and $1,095,999	322,173	635,111
Goodwill	4,876,038	4,876,038
Total Other Assets	5,226,736	5,539,674

Total Assets	$29,471,835	$29,667,707

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$745,159	$379,710
Accrued expenses and other current liabilities	626,381	1,075,291
Liabilities related to discontinued operations	5,246,838	2,721,211
Accrued income taxes	293,091	127,000
Deferred tax liability	-	732,000
Total Current Liabilities	6,911,469	5,035,212

Total Liabilities	6,911,469	5,035,212

(Continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND 2008 (concluded)

2009	2008

Commitments and Contingencies

Non Controlling Interest	-	-

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; 1,640 and 0 shares issued and outstanding at June 30, 2009 and
2008, respectively (preference in liquidation of $1,690,483 at June 30, 2009)	1,690,483	-

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at June 30, 2009)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at June 30, 2009)	402	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
20,676,211 and 20,505,335 shares issued and outstanding	20,675	20,504
Additional paid-in capital	37,032,781	37,792,582
Accumulated deficit	(16,183,975)	(13,180,993)
Total Stockholders’ Equity	20,869,883	24,632,495

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$29,471,835	$29,667,707

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Revenues	$2,482,726	$2,469,085

Cost of Revenues	1,333,896	1,390,527

Gross Profit	1,148,830	1,078,558

Operating Expenses
Selling, general and administrative	2,142,630	4,868,657
Research and development	192,349	46,002
Amortization of intangible assets	324,741	324,741
Total Operating Expenses	2,659,720	5,239,400

Operating Loss from Continuing Operations	(1,510,890)	(4,160,842)

Other Income (Expenses), Net
Other income (expense)	(4,657)	7,664
Interest income	722,071	-
Interest expense	-	(11,329)
Total Other Income (Expenses), Net	717,414	(3,665)

Loss from Continuing Operations Before Non-controlling Interest	(793,476)	(4,164,507)
Non-controlling interest in net loss of subsidiary	-	-
Net Loss from Continuing Operations Before Income Taxes	(793,476)	(4,164,507)
Income tax (provision) benefit	-	2,011,000
Net Loss from Continuing Operations	(793,476)	(2,153,507)

Discontinued Operations
(Loss) gain from discontinued operations (including
(loss) gain on disposal of ($2,775,415) and $14,801,367 during
the years ended June 30, 2009 and 2008, respectively)	(2,775,415)	11,867,149
Income tax benefit (provision)	565,909	(2,870,000)
(Loss) gain on discontinued operations	(2,209,506)	8,997,149

Net (Loss) Income	(3,002,982)	6,843,642

Deemed Dividend to Preferred Stockholders - Series D	1,386,484	-

Net (Loss) Income Applicable to Common Shareholders	$(4,389,466)	$6,843,642

Basic and Diluted Income (Loss) Per Common Share
From continuing operations	$(0.04)	$(0.11)
From discontinued operations	$(0.11)	$0.46
Net Income (Loss) Per Share - Basic and Diluted	$(0.15)	$0.35
Basic and Diluted Income (Loss) Applicable to Common Shareholders per Common Share - Basic and Diluted	$(0.21)	$0.35

Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,662,486	19,752,017

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2007	16,878,451	$16,877	64	$-	632,185	$632

Stock issued in connection with termination of
stockholder and license agreement	3,000,000	3,000	-	-	-	-
Issuance and amortization of stock-based
compensation related to restricted stock grants	397,000	397	-	-	-	-
Stock issued in connection with conversion of
Series C Convertible Preferred Stock	229,884	230	-	-	(229,884)	(230)
Net income	-	-	-	-	-	-
Balance - June 30, 2008	20,505,335	$20,504	64	-	402,301	402

Issuance and amortization of stock-based
compensation related to restricted stock grants	170,876	171	-	-	-	-
Accretion of Series D redeemable convertible
preferred stock to redemption value	-	-	-	-	-	-
Beneficial conversion feature on Series D
redeemable convertible preferred stock	-	-	-	-	-	-
Accretion of dividend on Series D
redeemable convertible preferred stock	-	-	-	-	-	-
Net loss	-	-	-	-	-	-

Balance - June 30, 2009	20,676,211	$20,675	64	$-	402,301	$402

See notes to consolidated financial statements.

(continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008 (concluded)

	Additional		Total
	Paid-In	Accumulated	Stockholders'
	Capital	Deficit	Equity
	Amount	Amount	Amount

Balance - July 1, 2007	$36,115,030	$(20,024,635)	$16,107,904

Stock issued in connection with termination of
stockholder and license agreement	1,377,000	-	1,380,000
Issuance and amortization of stock-based
compensation related to restricted stock grants	300,552	-	300,949
Stock issued in connection with conversion of
Series C Convertible Preferred Stock	-	-	-
Net income	-	6,843,642	6,843,642
Balance - June 30, 2008	37,792,582	(13,180,993)	24,632,495

Issuance and amortization of stock-based
compensation related to restricted stockgrants	110,683	-	110,854
Accretion of Series D redeemable convertible
preferred stock to redemption value	(1,336,000)	-	(1,336,000)
Beneficial conversion feature on Series D
redeemable convertible preferred stock	516,000	-	516,000
Accretion of dividend on Series D
redeemable convertible preferred stock	(50,484)	-	(50,484)
Net loss	-	(3,002,982)	(3,002,982)

Balance - June 30, 2009	$37,032,781	$(16,183,975)	$20,869,883

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008
Cash Flows From Operating Activities:

Net (loss) income	$(3,002,982)	$6,843,642

Adjustment to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	31,791	44,740
Amortization of intangible assets	324,741	324,741
Non-cash interest expense	-	1,538,276
Stock-based compensation to employees and directors	110,854	300,949
Stock issued in connection with termination of stockholder
and license agreement	-	1,380,000
Loss on disposal of equipment	7,531	-
Loss (gain) on disposal of discontinued operations	2,775,415	(14,801,367)
Deferred income tax (benefit) expense	(732,000)	859,000
Changes in operating assets and liabilities:
Accounts receivable	340,527	8,778,975
Unbilled receivables	23,888	1,491,671
Inventory	9,797	(25,289)
Restricted cash	20,591	(237,288)
Deposits and prepaid expenses and other current assets	(624,113)	118,667
Accounts payable	365,449	(7,892,053)
Unearned revenue	-	(267,309)
Accrued expenses and other current liabilities	(698,698)	327,044
Accrued income taxes	166,091	-
Due to related parties	-	(290,036)
Net Cash Used In Operating Activities	(881,118)	(1,505,637)

Cash Flows From Investing Activities:
Proceeds from sale of equipment	1,727	(41,838)
Proceeds from disposal of discontinued operations, net of transaction costs	-	10,269,615
Acquisition of new definite-lived intangible assets	(11,803)	-
Net Cash (Used In) Provided by Investing Activities	(10,076)	10,227,777

 (continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008 (concluded)

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	820,000	-
Repayment of revolving line of credit, net	-	(4,562,809)
Repayment of term loan	-	(2,166,667)
Repayment of notes payable	-	(3,056,130)
Net Cash Provided by (Used In) Financing Activities	820,000	(9,785,606)

Net Decrease In Cash	(71,194)	(1,063,466)

Cash and Cash Equivalents - Beginning of Period - including $0 and $1,028,539, respectively, of cash related to discontinued operations	76,761	1,140,227

Cash and Cash Equivalents - End of Period	$5,567	$76,761

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$1,329,411
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$516,000	$-
Accretion of Series D Redeemable, Convertible Preferred Stock to redemption value	$1,336,000	$-
Accrued dividend on Series D Redeemable, Convertible Preferred Stock	$50,484	$-

See notes to consolidated financial statements

TECHNEST HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

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

Litigation Related to the Sale of EOIR Technologies, Inc.

In connection with the sale of EOIR Technologies, Inc. (“EOIR”) and the dispute over the related contingent consideration (see Note 3), on August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.  Technest had filed a demand for arbitration on September 24, 2008 against EOIR Holdings LLC (“LLC”), a portfolio company of The White Oak Guggenheim Aerospace and Defense Fund, L.P., for breach of the Stock Purchase Agreement (“SPA”) which the parties entered into on September 10, 2007 to effectuate the sale of EOIR, in exchange for approximately $34 million.  Technest alleged in its demand that LLC breached the SPA when it failed to pay to Technest approximately $23 million of the purchase price, which became due upon the successful award to EOIR of the follow-on of an existing contract with the U.S. Army’s Night Vision and Electronic Sensors Directorate.  LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the SPA.  However, the arbitration panel unanimously agreed with Technest and ruled that LLC breached the SPA and must pay the remainder of the purchase price, including interest, in the amount of $23,778,403 plus interest from the date of the award through date of payment.

On August 24, 2009, Technest filed a motion to confirm the arbitration award and for entry of judgment in the U.S. District Court for the Eastern District of Virginia.  On September 4, 2009, LLC filed an objection to Technest’s motion to confirm the award and for entry of judgment and entered a motion to stay the proceeding until the resolution of the motion it filed to vacate the award in the U.S. District Court for the District of Columbia on September 8, 2009.  On September 11, 2009, at a hearing for LLC’s motion to stay the proceeding, the U.S. District Court for the Eastern District of Virginia ordered that in the interest of judicial economy, Technest’s motion to confirm the award and for entry of judgment be transferred to the U.S. District Court for the District of Columbia to be heard before the same judge that is to hear LLC’s motion to vacate the award.  On September 20, 2009, LLC filed a superseding petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to LLC's motion to vacate the award. As detailed in Technest's opposition, the bases for vacating an arbitration award are extremely limited. On October 5, 2009, Technest filed its opposition to LLC's superseding petition to vacate the arbitration award.

On February 17, 2009, LLC filed a complaint against Technest in the U.S. District Court for the District of Delaware.  The complaint alleges that Technest breached the SPA when it did not pay a Net Working Capital Adjustment to the Closing Date Purchase Price under the Agreement.  In its answer and concurrently filed motion to stay the proceedings, Technest maintains that the Net Working Capital Adjustment is not due because LLC had previously breached the SPA by failing to pay to Technest the full purchase price for EOIR.  On April 21, 2009, the Court granted Technest's motion to stay the proceedings pending completion of arbitration regarding the Contingent Purchase Price issue but ordered the parties to complete their initial disclosures to include limited discovery regarding the calculated amount of the Net Working Capital Adjustment.  The parties submitted their initial disclosures with the requested discovery information on July 2, 2009.  On September 30, 2009,  LLC filed another complaint against Technest in the U.S. District Court for the District of Delaware.  The second complaint alleges that Technest breached the SPA by violating various representations, warranties, and covenants that governed the conditions of the sale of EOIR Technologies, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc.  Also included in the consolidation are the results of Technest’s 49% owned subsidiary Technest, Inc. (see Note 4).  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.   As Technest, Inc.’s formation coincided with its consolidation with the Company, Technest, Inc. did not have any material assets, liabilities or non-controlling interests upon initial measurement.  The Company initially measured any assets transferred by the Company to Technest, Inc. at the same amounts at which the assets and liabilities would have been measured if they had not been transferred.   No gain or loss was recognized as a result of such transfers.  The equity of the non-controlling shareholders in the capital and retained earnings of Technest, Inc. are shown separately on the liability side of the consolidated balance sheet, between liabilities and stockholders' equity.  This non-controlling interest is adjusted for the non-controlling shareholders' proportionate share of Technest, Inc.’s net income and losses.  In the event that the non-controlling interest’s portion of net losses exceeds the carrying value of the non-controlling interest, the carrying amount will not be reduced below zero and the Company will recognize all of the excess losses.  Upon the return to profitable operations, net income attributable to the Company’s interest would not be reduced for the non-controlling interest until the Company has fully recovered the losses that were attributable to, but not recognized for, the non-controlling interest during the loss period.  All significant inter-company balances and transactions have been eliminated in consolidation.

On December 31, 2007, the Company divested the operations of its subsidiary, EOIR Technologies, Inc. (see Note 3).  The assets, liabilities and results of operations (including costs related to the collection of the contingent consideration) of this subsidiary have been classified as a discontinued operation for all periods presented in the accompanying consolidated financial statements

Use of Estimates

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

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Concentrations and Risks

Technest, from time to time, has cash balances in excess of the maximum amount insured by the FDIC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. The company had no cash equivalents as of June 30, 2009.

Restricted cash represents amounts held in an escrow account related to the sale of EOIR and a certificate of deposit securing a Company credit card.  The certificate of deposit is recorded at cost plus accumulated interest earned at 1.75%.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known trouble accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2009 and 2008. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5 years

Property and equipment consisted of the following at June 30, 2009 and 2008:

	2009	2008
Software	$11,242	$49,940
Computer equipment	26,655	26,655
Furniture and fixtures	94,169	111,285
	132,066	187,880
Less accumulated depreciation	(94,703)	(109,467)
	$37,363	$78,413

Depreciation expense from continuing operations for the years ended June 30, 2009 and 2008 was $31,791 and $44,740, respectively.

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

Redeemable Preferred Stock

The Company excludes from stockholders’ equity all preferred stock with redemption provisions that are outside the Company’s control. Dividends on the Series D Convertible, Redeemable Preferred Stock are accreted as earned and are recorded as a charge to additional paid-in capital in the absence of retained earnings and as deemed dividends in determining net income (loss) applicable to common stockholders.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information.  Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

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

Operating Segments

The Company operates in one Operating Segment. This is the business of research and development, design and fabrication of 3D imaging and of intelligent surveillance products.

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

Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.  Currently, payments under all firm fixed price contracts are due upon delivery of the underlying products.

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

Income Taxes

The Company allocates current and deferred taxes to its subsidiaries as if each were a separate tax payer.  The Company has no unrecognized tax benefits or uncertainties requiring additional disclosures.

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

Income (Loss) Per Share

Basic and diluted net income (loss) available to common shareholders per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net income (loss) per share is computed by dividing net income (loss) by weighted-average common shares outstanding during the year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

Common stock equivalents, consisting of Series A and C Preferred Stock, Series D Redeemable, Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share for the year ended June 30, 2009 and 2008 because their inclusion would have had the effect of decreasing the net loss from continuing operations per share otherwise computed (see Note 9).

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The Company is required to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. A two-step impairment test for goodwill and intangible assets with indefinite lives is required. The first step is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

To estimate the fair value of its reporting unit containing the goodwill, the Company utilizes a discounted cash flow model. Other valuation methods, such as a comparable company analysis, are used to corroborate the discounted cash flow analysis performed at the reporting unit.  In estimating fair value, management relies on and considers a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins, overhead expenses, perpetual growth rates, weighted-average cost of capital, and market data and analysis, including market capitalization.

During the years ended June 30, 2009 and 2008 and subsequent to year-end, the Company's stock price and its market capitalization continued to be volatile due to the limited trading volume in the stock, the current economic environment and overall volatility in the stock market, especially for micro capitalization stocks.  At June 30, 2009, the Company's market capitalization was less than its book value. As described above, the Company utilizes a discounted cash flow analysis for the reporting unit containing the goodwill as its principal valuation method, but also considers market transactions and market capitalization in its evaluation of recoverability of goodwill. The Company considered and evaluated the fluctuation in market capitalization as well as the other factors described above, and concluded that its goodwill balance of approximately $4.9 million at June 30, 2009 continues to be recoverable. The Company will continue to monitor the need to test our intangibles for impairment as required, including considering the uncertainty surrounding the current economic environment, changes in estimates of future cash flows, volatility in the stock market, as well as in the Company's own stock price in assessing goodwill recoverability.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. The Company tested its long-lived assets for impairment and no impairment charges were recorded in the years ended June 30, 2009 and 2008.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the requisite service period based on the fair value for each stock award on the grant date.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the single source of authoritative GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards.  As a result, upon adoption, all references to accounting literature in the Company’s SEC filings will conform to the appropriate reference within the Codification. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company is required to adopt SFAS No. 168 on September 30, 2009, and does not expect the adoption to have an impact on its financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, (“FSP 107-1 and APB 28-1”), which amends FASB SFAS No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require these disclosures in summarized financial information for interim reporting periods. This FSP was effective for interim and annual periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5 (“EITF 07-5”), Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings.  Early adoption is not permitted.  The Company does not expect the adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3 (“FSP FAS 142-3”), Determination of the Useful Life of Intangible Assets.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other GAAP.  This statement is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  Early application is not permitted.  The Company does not expect the adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

In April 2008, the FASB issued FSP Accounting Principles Board 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Settlement).  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and on a retroactive basis.  The Company is evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (SFAS No. 161).  SFAS No. 161 requires enhanced disclosures regarding an entity’s derivative instruments and related hedging activities.  These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations.  The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted SFAS No. 159 effective July 1, 2008, but has not elected to measure any permissible items at fair value.  As a result, the adoption of this statement did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  The definition of fair value retains the exchange price notion in earlier definitions of fair value.  This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  Emphasis is placed on fair value being a market-based measurement, not an entity-specific measurement; and therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering these market participant assumptions, a fair value hierarchy has been established to distinguish between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  In February 2008, the FASB issued a Staff Position which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company adopted this statement, except for items covered by the Staff Position, as of July 1, 2008; and the adoption did not have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin (ARB) No. 51.  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008 and the Company is in the process of evaluating the impacts of adopting SFAS No. 160 which will become effective for the Company on July 1, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial condition.

3.  DISCONTINUED OPERATIONS

In May 2007, the Company’s Board of Directors approved a plan to divest the operations of EOIR Technologies, Inc. (“EOIR”). On September 10, 2007, Technest and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement (“SPA”) with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Guggenheim Aerospace and Defense Fund, L.P., for the purposes of facilitating this transaction.  The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the SPA.

As discussed in Note 1, there is certain ongoing litigation related to this matter.

The Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008 as, at that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt based on having received notification of award of the NVESD contract pending review by the Small Business Administration.  The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.  The accrued interest income on the $23 million receivable is recorded as an asset and income from continuing operations as the interest represents the consequences of management's subsequent decisions to hold the related asset.

The gain on disposal of EOIR recognized in 2008 was determined as follows:

Gross sales price (including contingent consideration)	$34,069,947
Transaction costs	(800,332)
Net sales price	33,269,615
Working capital adjustment due to LLC	(909,137)
Carrying value of Technest’s investment in EOIR	(17,559,111)
Gain on disposal of EOIR	$14,801,367

The loss on discontinued operations for the year ended June 30, 2009 was $2,775,415. This represents primarily legal expenses incurred in connection with the arbitration process.  The Company expects to incur additional legal expenses associated with this matter and these expenses will be charged to discontinued operations as they are incurred.

For the year ended June 30, 2008, the operations of EOIR have been reported in discontinued operations in the Statements of Operations.  Revenues and net loss from discontinued operations were as follows:

June 30, 2008

Revenues from discontinued operations	$46,099,851
Net (loss) from discontinued operations	$(2,934,218)

In the years ended June 30, 2009 and 2008, the Company recorded a $566,000 and ($2,870,000) a tax benefit (provision), respectively, which offsets the net gain (loss) from discontinued operations.

The SPA calls for an adjustment to the purchase price based on the final working capital in EOIR on the date of sale and has estimated that it owes approximately $852,000 related to this adjustment.  The Company also recorded certain balances payable that were triggered by the earning of the $23,000,000 of contingent consideration on the sale of EOIR of approximately $1,870,000. These amounts are included in liabilities related to discontinued operations at June 30, 2008.  In 2009, these liabilities in addition to expenses incurred in 2009 in connection with the arbitration process approximating $2,525,000 are included in liabilities related to discontinued operations.  Assets related to discontinued operations in both years amounts to $22,948,333 and represent the contingent purchase price excluding interest income receivable.  Interest income receivable of approximately $722,000 is included in prepaid expenses and other current assets as it is a consequence of management's subsequent decision to hold the related asset.

4. TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the year ended June 30, 2009, the Company allocated approximately $413,000 of such expenses to Technest, Inc.

Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.   As Technest, Inc.’s formation coincided with its consolidation with the Company, Technest, Inc. did not have any material assets, liabilities or non-controlling interests upon initial measurement.  The Company initially measured any assets transferred by the Company to Technest, Inc. at the same amounts at which the assets and liabilities would have been measured if they had not been transferred.   No gain or loss was recognized as a result of such transfers.

In the event that the non-controlling interest’s portion of net losses exceeds the carrying value of the non-controlling interest, the carrying amount will not be reduced below zero and the Company will recognize all of the excess losses. The excess losses recognized by the Company at June 30, 2009 are $194,069.

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30, 2009:

			Useful life
	2009	2008	(years)
Patents - commercialized technology	$440,000	$440,000	5
Patents – other	172,913	161,110	15
Customer relationships and contracts	1,130,000	1,130,000	5
Accumulated amortization	(1,420,740)	(1,095,999)
Net definite-lived intangible asset	$322,173	$635,111

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

Amortization expense was $324,741 for each of the years ended June 30, 2009 and 2008.  Costs incurred on new patent registrations during the year ended June 30, 2009 was $11,803.  Future amortization expense related to the definite-lived intangible asset over the next five years is $206,991 for the year ended June 30, 2010 and $10,741 for each of the years ended June 30, 2011, 2012, 2013 and 2014.

6. SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 1, 2008, the Company’s Board of Directors approved the designation of 3,000 shares of Series D Redeemable, Convertible Preferred Stock (“Series D Preferred”).  The Series D Preferred has a total face value of $3,000,000, a stated value of $1,000 per share and is convertible at any time at $0.20 per share.  The Series D Preferred is redeemable upon receipt of the Contingent Purchase Price (see Note 3) at a price equal to the stated value plus dividends.  Due to its convertibility, the Company concluded that the Series D Preferred was not mandatorily redeemable.  However, since the redemption of the Series D Preferred is not solely within the control of the Company, it does not meet the requirements for classification as equity.  As a result, the Series D Preferred is classified in the mezzanine section of the consolidated balance sheet.

Dividends are accrued on the Series D Preferred quarterly at a rate of 5% per year and the Series D Preferred ranks pari passu with the holders of the Series A and Series C Preferred Stock (see Note 7).  Holders of the Series D Preferred have the right to one vote for each share of common stock into which the Series D Preferred could then convert.

On October 31, 2008, the Company sold 1,300 shares of its Series D Preferred to Southridge Partners, LP (“Southridge”), for a purchase price of $650,000 ($500 per share).  On May 20, 2009, the Company sold 140 shares of its Series D Preferred to Southridge Capital Management LLC (“Southridge LLC”), for a purchase price of $70,000 ($500 per share).  On June 11, 2009, the Company sold 200 shares of its Series D Preferred to Southridge LLC for a purchase price of $100,000 ($500 per share).  $600,000 of these proceeds was used in connection with the Deer Creek Settlement (see Note 14) and the remainder proceeds were used to meet the expenses for the arbitration in relation to the sale of EOIR.

The Company has determined that as of each of the dates of issuance there was a beneficial conversion feature which in the aggregate amounted to $516,000.  Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value of $1,640,000 immediately upon issuance.  This resulted in a deemed dividend in the amount of $1,336,000.  The carrying value in future periods will be adjusted by additional dividends earned and expected to be paid upon redemption.  Total dividends accrued on the Series D Preferred amount to $50,484 at June 30, 2009.

At June 30, 2009, the Company had 1,640 shares of Series D Preferred issued and outstanding which has a liquidation preference of $1,690,483.

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

At June 30, 2009 and 2008, there were 64.325 shares of Series A Preferred Stock issued and outstanding.

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

At June 30, 2009, the Company had 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the year ended June 30, 2009, the Company issued the following amounts of common stock:

•
63,125 shares of its Common Stock with a fair value of $28,911 to two non-employee directors of the company as compensation for service on the Company’s board of directors for the period January 1, 2008 to June 30, 2008.

•
32,751 shares of its Common Stock with a fair value of $15,000 to three non-employee directors of the company as compensation for service on the Company’s board of directors for the period April 1, 2008 to June 30, 2008.

•	75,000 shares of its Common Stock with a fair value of $48,438 to two employees of the Company pursuant to achieving milestones set out in employment agreements.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Reserve for conversion of Series D Redeemable, Convertible Preferred Stock	12,678,630
Total common stock reserves	14,036,264

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

No options were granted pursuant to the Plan during the years ended June 30, 2009 and 2008 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued, exercised or expired in the years ended June 30, 2009 and 2008.

The following table summarizes the Company's warrants outstanding at June 30, 2009:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286
Weighted average remaining life			1.5 years

As of June 30, 2009 all warrants are exercisable. There is no aggregate intrinsic value for warrants outstanding as of June 30, 2009.

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

The following is a summary of the activity under the Stock Award Plan:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2007	261,113	$4.47
Granted	275,000	0.51
Vested	(291,114)	3.29
Forfeited	(80,000)	5.10
Nonvested at June 30, 2008	164,999	$4.47
Granted	170,876	0.40
Vested	(335,875)	2.39
Forfeited	--
Nonvested at June 30, 2009	--	$--

Total stock-based compensation related to shares that vested in the years ended June 30, 2009 and 2008 was $110,854 and $300,949, respectively.  The fair value of restricted stock granted in the years ended June 30, 2009 and 2008 was $92,349 and $139,250, respectively.  As of June 30, 2009, there was no unrecognized compensation cost related to non-vested restricted stock.

As of June 30, 2009, the Company has 272,345 shares available for future grant under the Plan.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2009 and 2008, consist of the following:

	Shares Potentially Issuable
	2009	2008
Series A Convertible Preferred Stock	306,047	306,047
Series C Convertible Preferred Stock	402,301	402,301
Series D Redeemable, Convertible Preferred Stock	8,452,417	-
Warrants	649,286	649,286
Total	9,810,051	1,357,634

10. COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,585, increasing annually by 3%.

Rent expense for continuing operations in the years ended June 30, 2009 and 2008 was $183,010 and $200,143, respectively.

The future minimum rental payments required under operating leases that have non-cancellable or original lease terms in excess of one year as of June 30, 2009 as are follows:

June 30,
2010	$188,423
2011	144,473
Total	$332,896

Government Contracts

In the year ended June 30, 2008, the Defense Contract Audit Agency completed its audit up to the end of fiscal 2004 and concluded that $65,831 is due to be refunded to the Government. This amount is included in accrued expenses at June 30, 2008 and was paid in the year ended June 30, 2009.  In the year ended June 30, 2008 the Department of Health and Human Services contended that funds in excess of the grant award authorization had been paid to the Company through February 2008.  An amount of $31,861 is included in accrued expenses related to this matter in both 2008 and 2009.

In the year ended June 30, 2008 the Company determined that there were additional allowable costs incurred under a contract that was completed in 2005.  As a result the Company was permitted to bill approximately $70,000 in the quarter ended June 30, 2008 which is included in revenue.

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

Mr. Pereira is entitled to receive a bonus of 5% of the Company’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of the Company’s fiscal year, up to a maximum allowable cash bonus of 300% of his annual salary (the EBITDA Bonus). In addition, Mr. Pereira is eligible to receive equity bonus compensation under the Company’s 2006 Stock Award Plan in the amounts determined as follows: shares of common stock calculated by dividing 7% of the increase, if any, of the Market Capitalization of the Company’s common stock as of the prior fiscal year end compared to the following fiscal year end, by the closing price of the Company’s common stock on the trading day immediately prior to the issuance of such shares (the Market Cap Bonus Shares).  At June 30, 2009, the Company has not accrued any cash or equity bonus for Mr. Pereira.

Mr. Kotak is entitled to receive cash bonus and equity bonus compensation from time to time as determined by the Board of Directors of the Company, or a compensation committee of the Board of Directors of the Company, or subset of such committee, composed in accordance with the corporate governance requirements of the listing exchange.  Mr. Kotak has been granted an initial stock award of 50,000 shares of the Company’s common stock which vested on the first anniversary of the agreement.  At June 30, 2009, the Company has not accrued any cash bonus for Mr. Kotak.

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

11.  INCOME TAXES

The income tax provision (benefit) for the years ended June 30, 2009 and 2008 was as follows:

	2009	2008
Continuing Operations -
Current:
U.S. federal	$--	$--
State and local	--	--
Deferred:
U.S. federal	--	(1,748,000)
State and local	--	(263,000)
Total provision (benefit) – continuing operations	$--	$(2,011,000)
Discontinued Operations -
Current:
U.S. federal	$166,091	$--
State and local	--	127,000
Deferred:
U.S. federal	(636,000)	2,384,000
State and local	(96,000)	359,000
Total provision (benefit) – discontinued operations	(565,909)	2,870,000
Total provision (benefit)	$(565,909)	$859,000

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2009 and 2008, due to the following:

	2009		2008

Computed “expected” tax benefit	(35%	)	(35%	)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3%	)	(3%	)
Stock-based compensation	0%		8%
Other permanent differences	4%		1%
Increase (decrease) in the valuation reserve	19%		(19%	)
	(15%	)	(48%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$3,855,000	$3,370,000
Stock-based compensation	97,000	105,000
Intangibles	385,000	302,000
Miscellaneous accruals	611,000	601,000
Property and equipment	5,000	2,000
Valuation allowance	(3,045,000)	(2,369,000)
Deferred tax assets	1,908,000	2,011,000

Deferred tax liabilities:
Accrued interest	(298,000)	--
Deferred gain on sale of EOIR	(1,610,000)	(2,743,000)
Deferred tax liabilities	(1,908,000)	(2,743,000)

Net deferred tax asset (liability)	$--	$(732,000)

The net deferred tax liability at June 30, 2008 has been included in current liabilities in the accompanying balance sheet.

As of June 30, 2009 and 2008, the Company had a valuation allowance of $3,045,000 and $2,369,000, respectively.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  In the years ended June 30, 2009 and 2008, the valuation allowance increased (decreased) by $676,000 and ($2,239,000), respectively.  The increase in the valuation allowance in the year ended June 30, 2009 related to the Company’s current year net operating losses exceeding the amount needed to offset the deferred gain on the sale of EOIR (see Note 3).  As of June 30, 2009, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of approximately $3,887,000 which begin to expire in 2024.

In the year ended June 30, 2009, the Company recorded a current federal tax payable of approximately $166,000 related to Alternative Minimum Tax as a result of the Company’s use of the installment method related to the gain on the sale of EOIR.

During the years ended June 30, 2009 and 2008, the Company recognized approximately $0 and $38,000 of interest and penalties, respectively. Tax years subsequent to 2004 are subject to examination by federal and state authorities. Tax returns subsequent to 2004 are in the process of being filed.

12.  RELATED PARTY TRANSACTIONS

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. (see Note 4).

On October 30, 2008, Technest Holdings, Inc. sold 1,300 shares of its Series D 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge Partners, LP, the holder of a majority of Technest’s shares of common stock, for a purchase price of $650,000. On May 20, 2009, the Company sold 140 shares of its Series D Preferred to Southridge Capital Management LLC (“Southridge LLC”), an affiliate of Southridge Partners, LP, for a purchase price of $70,000 ($500 per share).  On June 11, 2009, the Company sold 200 shares of its Series D Preferred to Southridge LLC for a purchase price of $100,000 ($500 per share).

During the year ended June 30, 2008, Markland Technologies, Inc. (“Markland”) invoiced, and EOIR paid, $264,306 in conjunction with the supply of products pursuant to a sub-contract agreement.  Markland is a shareholder of the Company.

During the year ended June 30, 2008, Technest paid Southridge Partners LP, $250,000 in satisfaction of a payable assigned to Southridge from Markland in June 2007.  Southridge is a majority shareholder and Markland is a shareholder of the Company.  During 2008, the Company also issued Southridge 3,000,000 shares of its common stock with a fair value of $1,380,000 in connection with the termination of certain sections of a stockholder agreement and a licensing agreement both dated March 13, 2007 .

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

Contributions and other costs of these plans in the years ended June 30, 2009 and 2008 were $99,044 and $105,236, respectively.

14.  LITIGATION

Litigation Related to the Sale of EOIR Technologies, Inc.

As discussed in Note 1, there is certain ongoing litigation related to the sale of EOIR Technologies, Inc.

 Deer Creek

On or about May 30, 2006, Deer Creek Fund LLC filed a claim for interference with contract and breach of the implied covenant of good faith and fair dealing against Technest Holdings, Inc., seeking unspecified monetary damages.  Deer Creek alleged misconduct on the part of Technest related to a proposed sale by Deer Creek of 157,163 shares of Technest common stock at $7.00 per share and the applicability of certain selling restrictions under a registration rights agreement entered into between the parties.  The trial for this claim took place on April 8, 2008. On August 12, 2008, a decision was rendered against Technest.  As of September 22, 2008, the parties agreed to settle the judgment in lieu of further appeals in the amount of $600,000.  The settlement amount was paid in October 2008 upon receipt of the proceeds from the Series D Preferred issuance (see Note 6).

15.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 13, 2009, which is the date the financial statements were issued.

Common Stock Issuance

On September 22, 2009, the Company issued the following amounts of its common stock:

•
 651,230 shares of its Common Stock with a fair value of $100,000 to five non-employee directors of the company as compensation for service on the Company’s Board of Directors for the period July 1, 2008 to June 30, 2009.

Series D Redeemable, Convertible Preferred Stock Issuance

On July 17, 2009, the Company sold 300 shares of its Series D Redeemable, Convertible Preferred Stock to Southridge Capital Management LLC, an affiliate of Southridge Partners, LP,  for a purchase price of $150,000 ($500 per share).  The entire proceeds were used to meet the legal expenses for the arbitration in relation to the sale of EOIR.

Stock Award Plan

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan from 1,000,000 shares to 2,000,000 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2009, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2009 management concludes that our disclosure controls and procedures are effective.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009. Management based its assessment on the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2009. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began
Gino M. Pereira	52	Chief Executive Officer, President, Chairman of the Board of Directors	2005
Nitin V. Kotak	52	Chief Financial Officer	2005
Robert A. Curtis	55	Director	2008
Laurence J. Ditkoff	49	Director	2008
David R. Gust	66	Director	2006
Stephen M. Hicks	50	Director	2008
Henry Sargent	42	Director	2008
_______________________
Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Gino M. Pereira has been our Chief Executive Officer since January 1, 2008 and had been our Chief Financial Officer since February 14, 2005. On January 6, 2006, Mr. Pereira was elected to our Board of Directors. Mr Pereira has over 25 years of executive, operational and financial experience with technology companies in the United States, Europe and the Far East. He has also helped to develop several technology start-ups as well as served in an executive capacity in a large multinational public company. In November 2001, Mr. Pereira became a founder and principal at Interim Management Solutions in Oxford, Connecticut. There, Mr. Pereira acted as a consultant for several small public and emerging companies. Prior to November 2001 Mr. Pereira was Chief Operating Officer for CDC Technologies, a medical device company, Divisional Vice President of Finance for Williams Holdings plc, a multinational public company, Group Financial Controller of Smallbone plc and Chief Accounting Officer of Norgine Pharmaceuticals Ltd. Mr. Pereira is a Fellow of the Chartered Association of Certified Accountants (UK) and has an MBA, with a specialty in finance, from the Manchester Business School in England.

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

Dr. Robert A. Curtis has served on our Board of Directors since January 14, 2008.  Dr. Curtis is currently the Chief Executive Officer of the Regional Technology Development Corporation in Woods Hole, Massachusetts, an innovation accelerator broadly focused on commercialization including licensing and start-up companies based on technology discovered and developed from the Woods Hole Oceanographic Institution and the Marine Biological Laboratory.  He was most recently co-founder, President and CEO of HistoRx, Inc. a tissue based diagnostics company formed with the Yale University School of Medicine.  Over the last 17 years, he has founded or been directly involved in the early stages of nine start-up companies, primarily in the life sciences area including Combichem, Inc, Pharmacopeia, Inc, MetaMorphix, Inc, Cape Aquaculture Technologies, Inc. and Cambridge Neuroscience, Inc. Prior to his entrepreneurial activities, Dr. Curtis held a variety of positions at Pfizer, Inc., including Director of Licensing and Development, where he was responsible for worldwide pharmaceutical licensing and technology acquisition. He started his career as an Assistant Professor at the University of Illinois Medical Center in Chicago. Dr. Curtis earned a B.S. degree in Pharmacy from the Massachusetts College of Pharmacy, a Doctor of Pharmacy degree and Residency in Clinical Pharmacology from the University of Missouri, and a M.B.A. from Columbia University. Dr. Curtis is currently an advisor to a number of private entrepreneurial companies and has served as a judge for the MIT $50K Entrepreneurial Award-Business Plan Competition.

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

Major General David R. Gust, USA, Ret. has served on our Board of Directors and as the chairperson of our Compensation Committee since March 15, 2006. General Gust presently does consulting work for his own company, David R. Gust & Associates, LLC.  Between April 2007 and May 2009, General Gust was the President of USfalcon, a privately-held company working with the US Defense sector, primarily in information technology. Previously, General Gust had served as the Manager for Federal Telecommunications for Bechtel National, Inc. from November 2004 to March 2007. Prior to that, he was the President and Chief Executive Officer of Technical and Management Services Corporation from 2000 to 2004. General Gust retired from the United States Army in 2000 after completing a career of 34 years of service. At retirement, he was the US Army Deputy Chief of Staff for Research, Development and Acquisition, Army Material Command. General Gust received his B.S. in Electrical Engineering from the University of Denver and Master’s Degrees in Systems Management and National Security and Strategy from the University of Southern California and the United States Naval War College, respectively.

Stephen M. Hicks has served on our Board of Directors since March 11, 2008. Mr. Hicks is the Chief Executive Officer and founding principal of Southridge LLC. Mr. Hicks sets the overall strategic direction for the Southridge group of companies, and is responsible for business development and execution. Mr. Hicks founded Southridge Capital Management, an investment firm that provides capital to growing enterprises internationally, in 1996. Active in the investment industry for over 20 years, Mr. Hicks has broad experience in financial structuring, derivatives, risk arbitrage, and investment banking. He received his BS in Business Administration from King's College in Briarcliff Manor, New York, and an MBA from Fordham University, in New York City.

Henry Sargent, JD, CFA, has served on our Board of Directors since March 11, 2008. Mr. Sargent serves as General Counsel and Chief Operating Officer of Southridge LLC. His responsibilities include investment selection, deal structuring, workouts, and reorganization. Prior to joining Southridge in 1998, Mr. Sargent spent several years at a New York-based corporate and securities law firm, specializing in private placements, venture capital financing, and corporate reorganizations. He received a JD from Fordham University School of Law, New York, New York. Mr. Sargent is a member of the New York Bar Association, the CFA Institute, and the New York Society of Security Analysts.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.technestinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2009 our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Hicks filed a late Form 4 on December 22, 2008 which was due December 19, 2008 for the purchase of shares of Common Stock by Trillium Partners LP, of which Mr. Hicks is the control person.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2009 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All other compensation ($)		Total ($)

Gino M. Pereira (1)	2009	$350,000	(1)	$-	$-		$69,775	(2)	$419,775
Chief Executive Officer and President	2008	350,000		-	-		420,500	(3)	770,500

Nitin V. Kotak (4)	2009	$220,000	(1)	$-	$-		$10,980	(5)	$230,980
Chief Financial Officer	2008	185,000		-	22,500	(6)	11,100	(5)	218,600
_____________________________
(1)	Salaries include voluntary deferred cash compensation by Mr Pereira and Mr Kotak of $114,000 and $37,000, respectively.

(2)
Consists of (i) $60,000 earned by Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement, and (ii) $9,775 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(3)
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

(4)
On January 1, 2008, Mr. Kotak became the Chief Financial Officer upon the sale of EOIR Technologies, Inc. to EOIR Holdings, LLC. Prior to becoming the Chief Financial Officer, Mr. Kotak was the Vice President, Finance & Operations of Technest.

(5)	Consists of Technest’s matching and safe harbor contributions under its 401(k) plan.

(6)
Pursuant to Mr. Kotak’s January 14, 2008 employment agreement, he received an initial award of 50,000 shares of Common Stock which vested on January 14, 2009. The fair value of the stock award was estimated on the grant date.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2009, none of our named executive officers had any unvested equity awards.

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

•
eligibility to receive a performance based bonus of 5% of  Technest’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of Technest’s fiscal year, up to a maximum allowable cash bonus of 300% of the Annual Salary (the “EBITDA Bonus”), payable by Technest within 90 days of the end of Technest’s fiscal year; and

•
eligibility to receive a performance based stock award under Technest’s 2006 Stock Award Plan calculated by dividing (x) 7% of the increase, if any, of the Market Capitalization (as defined below) of Technest’s Common Stock as of the prior fiscal year end compared to the following fiscal year end, by (y) the closing price of Technest’s Common Stock on the trading day immediately prior to the issuance of such shares (the “Market Cap Bonus Shares”).  Such Market Cap Bonus Shares shall be issued within 7 days of the end of the Company’s fiscal year.  For purposes of the employment agreement, “Market Capitalization” shall mean the average closing price of Technest’s Common Stock as traded on the Over-the-Counter Bulletin Board (or if the Common Stock is no longer listed on that market, the principal securities exchange or trading market on which the Common Stock is listed, quoted or traded), for 20 consecutive trading days ending immediately prior to the measurement date, multiplied by the average number of shares of Technest’s Common Stock outstanding for the same 20 consecutive trading days.

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

•
eligibility to receive equity awards under Technest’s 2006 Stock Award Plan as determined by the board of directors, with an initial award of 50,000 shares of Common Stock which vested on January 14, 2009.

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

Director Compensation

Summary Compensation:  The following table sets forth the compensation of our directors for the year ended June 30, 2009.

Name and Principal Position	Director Fees ($) (1)	Stock Awards ($)(2)	All other compensation ($)	Total ($)
Robert A. Curtis	—	$20,000 (3)(4)	—	$20,000
Laurence Ditkoff	—	20,000 (4)(5)	—	20,000
David R. Gust	—	20,000 (4)(6)	—	20,000
Stephen Hicks	—	20,000 (4)(5)	—	20,000
Henry Sargent	—	20,000 (4)(5)	—	20,000
_____________________________
(1)	Director fees include all fees earned for director services including an annual retainer and committee chairman fees, to the extent applicable.
(2)	The fair value of the stock awarded on September 21, 2009.
(3)	Dr. Curtis joined the Board of Directors on January 14, 2008. Dr. Curtis has previously been awarded 44,915 shares of Technest Common Stock for his services as a director.
(4)
Each director received 130,246 shares of Technest Common Stock as compensation for their services for the fiscal year ended June 30, 2009. These shares were issued to the directors on September 21, 2009.

(5)
Messrs. Ditkoff, Hicks and Sargent joined the Board of Directors on March 11, 2008. They each received 10,917 shares of Technest Common Stock as compensation for their services for the fourth quarter of the 2008 fiscal year.

(6)	General Gust joined the Board of Directors on March 15, 2006. He has previously been awarded 78,210 shares of Technest Common Stock for his services as a director.

Director Fees and Stock Awards. During our fiscal year ended June 30, 2009, our non-employee directors were to be paid $20,000 per year as compensation for their services paid in Technest Common Stock on a quarterly basis; the number of shares to be issued was determined by using the average closing price for the last five trading days of the respective quarter. Directors who are also our employees receive no additional compensation for serving as directors.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	(2)		272,345	(2)

Total	(2)	$0	10,272,345	(2)

(1)	2001 Stock Option Plan.

(2)
On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries.  On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the plan from 1,000,000 shares to 2,000,000 shares. The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.  Technest has broad discretion in making grants under the plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the plan.  Stock awards under the plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2009, the Company had 272,345 shares available for issuance under the plan. As of September 22, 2009, after the increase in the number of shares available for issuance under the plan and the recent issuances to the Board of Directors, the Company currently has 621,115 shares available for issuance under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of our common stock as of September 23, 2009 by:

-	each of our directors and officers;
-	each person (including any group) who is known by us to own beneficially 5% or more of our common stock; and
-	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of September 23, 2009, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder. Percentage of ownership is based on 21,327,969 shares of common stock outstanding on September 23, 2009, subject to adjustment for options, warrants and any other type of convertible securities as previously described.

Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise noted below, the address of the beneficial owners is Technest Holdings, Inc., 10411 Motor City Drive, Suite 650, Bethesda, Maryland 20817.

Beneficial Owner of 5% or more	Number of Shares Beneficially Owned
	Shares		Percent

Southridge Partners LP 90 Grove Street Ridgefield, CT 06877	17,863,850	(1)	63.4	% (1)

Aberdeen Avenue LLC Cayside, 2nd Floor Georgetown, Grand Cayman, Cayman Islands, British West Indies	5,014,782	(2)	20.45	% (2)

Southshore Capital Fund Ltd. 90 Grove Street Ridgefield, CT 06877	1,072,257	(3)	5.01	% (3)

Directors and Executive Officers

Gino M. Pereira, Chief Executive Officer, President and Director	447,000		2.10%

Nitin V. Kotak, Chief Financial Officer	50,000		*

Robert A. Curtis, Director	175,161		*

Laurence Ditkoff, Director	141,163		*

David R. Gust, Director	208,456		*

Stephen Hicks, Director	24,862,849	(4)	78.35%

Henry Sargent, Director	331,766	(5)	1.56%

All Current Directors and Executive Officers as a Group (6 Persons)	26,166,395	(4)(5)	82.45	% (4)(5)

*Less than 1%

(1) Southridge Partners is the beneficial owner of an aggregate of 17,863,850 shares of Technest Common Stock, which includes 11,019,023 shares of Common Stock, 344,827 shares of Technest Series C Convertible Preferred Stock, which is convertible, subject to certain restrictions, into 344,827 shares of Technest Common Stock, and 1,300 shares of Technest Series D 5% Convertible Preferred Stock, which is convertible, subject to certain restrictions, into 6,500,000 shares of Technest Common Stock.

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

The Series D 5% Convertible Preferred Stock is convertible into Technest common stock at the option of the stockholder at any time. The number of shares of Technest common stock into which each share of Series D 5% Convertible Preferred Stock is convertible is determined by dividing $1,000 (the stated value) plus any accrued but unpaid dividends (to the extent to be paid in shares of Common Stock) by $.20 per share. The holders of Series D 5% Convertible Preferred Stock are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash or shares of Common Stock, at the option of the holders. The Series D 5% Convertible Preferred Stock may be redeemed by Technest under certain circumstances, upon the receipt of the contingent purchase price from the sale of its subsidiary, EOIR Technologies, Inc.

Stephen Hicks has voting and investment control over the securities held by Southridge Partners, LP and disclaims beneficial ownership of such shares.

(2) Aberdeen Avenue LLC is the beneficial owner of an aggregate of 5,014,782 shares of Technest Common Stock, which includes (i) 1,416,101 shares of Technest Common Stock; (ii) 640 shares of Technest Series D 5% Convertible Preferred Stock, which is convertible, subject to certain restrictions, into 3,200,000 shares of Technest Common Stock: (iii) as reported in Schedule 13D/A filed in October 2009, 1,203.18 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 398,681 shares of Technest Common Stock. The shares of Technest Series D 5% Convertible Preferred Stock were assigned to Aberdeen Avenue LLC from Southridge Capital Management LLC.  See footnote (1) for the conversion features of Technest Series D 5% Convertible Preferred Stock.

Each of David Sims and Stephen Hicks  has voting and investment control over the securities held by Aberdeen Avenue LLC and each disclaims beneficial ownership of such shares.

(3)  Southshore Capital Fund Ltd. is the beneficial owner of an aggregate of 1,059,063 shares of Technest Common Stock, which includes (i) 977,741 shares of Technest Common Stock; (ii) 57,467 shares of the Technest Series C Convertible Preferred Stock, convertible into 57,467 shares of Technest Common Stock; (iii) as reported in Schedule 13D/A filed in October 2009, 111.81 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 37,049 shares of Technest Common Stock. See footnote (1) for the conversion features of Technest Series C Convertible Preferred Stock.

Each of David Sims and Stephen Hicks has voting and investment control over the securities held by Southshore Capital Fund Ltd. and each disclaims beneficial ownership of such shares.

(4) Includes (i) the shares beneficially owned by Southridge Partners, LP, Aberdeen Avenue LLC and Southshore Capital Fund Ltd. set forth in footnotes (1)(2) and (3), (ii) 141,163 shares of Technest Common Stock owned directly by Mr. Hicks; (iii) 304,578 shares of Technest Common Stock issuable to Garth LLC upon conversion of 64.631 shares of Technest Series A Preferred Stock (Mr. Hicks has voting and investment control over the securities held by Garth LLC, but disclaims beneficial ownership of such shares);  and  (iv) 466,219 shares of Common Stock owned by Trillium Partners, LP for which Mr. Hicks is the President of the general partner.

(5) Includes 190,603 shares of Common Stock owned by Mountain West Partners LLC, for which Mr. Sargent is the managing member.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On October 30, 2008, Technest Holdings, Inc. sold 1,300 shares of its Series D 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge Partners, LP, the holder of a majority of Technest’s shares of common stock, for a purchase price of $650,000. The certificate of designation of the Series D 5% Convertible Preferred Stock was filed as exhibit 4.18 to Technest’s annual report on Form 10-KSB for the year ended June 30, 2008 filed with the Securities and Exchange Commission on October 2, 2008 and is incorporated by reference herein. The issuance and sale of the securities were not registered under the Securities Act of 1933, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

 The Series D 5% Convertible Preferred Stock is convertible into Technest common stock at the option of the stockholder at any time. The number of shares of Technest common stock into which each share of Series D 5% is convertible is determined by dividing $1,000 (the stated value) plus any accrued but unpaid dividends (to the extent to be paid in shares of Common Stock) by $.20 per share. Currently, the 1,300 shares of Series D 5% Preferred Stock issued to Southridge Partners LP are convertible into 6,500,000 shares of Technest common stock. The holders of Series D 5% Convertible Preferred Stock are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash or shares of Common Stock, at the option of the holders. The Series D 5% Convertible Preferred Stock may be redeemed by Technest under certain circumstances upon the receipt of the contingent purchase price from the sale of its subsidiary, EOIR Technologies, Inc.

The above description summarizes the material terms of the Securities Purchase Agreement, which was filed as exhibit 10.1 to a current report on Form 8-K filed with the SEC on November 5, 2008 and is incorporated by reference herein. For further information on the Securities Purchase Agreement, please refer to exhibit 10.1.

On May 20, 2009, Technest sold 140 shares of its Series D Preferred to Southridge Capital Management LLC (“Southridge LLC”), an affiliate of Southridge Partners, LP, for a purchase price of $70,000.  On June 11, 2009, Technest sold an additional 200 shares of its Series D Preferred to Southridge LLC for a purchase price of $100,000.  On July 17, 2009, Technest sold an additional 300 shares of its Series D Preferred to Southridge LLC for a purchase price of $150,000.  The 640 shares of Series D Preferred sold to Southridge LLC are convertible into 3,200,000 shares of Technest Common Stock. The conversion features of the Series D Preferred are set forth above.  The issuance and sale of these securities were not registered under the Securities Act of 1933, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The above description summarizes the material terms of the Securities Purchase Agreements, which were filed as exhibits 10.1 to current reports on Form 8-K filed with the SEC on May 27, 2009, June 16, 2009 and July 22, 2009 and are incorporated by reference herein. For further information on the Securities Purchase Agreements, please refer to the corresponding exhibit 10.1.

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

Director Independence

For the fiscal year ended June 30, 2009, our Board of Directors determined that two of the six directors- Robert A. Curtis and David R. Gust, were independent directors as defined by the NASDAQ Rule 4200(a)(15) governing the independence of directors.

In March 2006, our Board of Directors created three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Since the resignation of Mr. Robert Doto and Ms. Darlene Deptula-Hicks, we have had vacancies on the Compensation Committee and the Nominating and Corporate Governance Committee. Currently, the full Board of Directors is serving the functions of the Compensation Committee and the Nominating and Corporate Governance Committee. Upon Ms. Depula-Hicks’ resignation on August 9, 2007, Technest no longer had an audit committee financial expert. Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to Board of Directors, the Audit Committee has been disbanded and the full Board of Directors serves the functions of the Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended June 30, 2009 and 2008, the reviews of the financial statements in our Form 10-Q/10-QSB filings for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $97,250 and $126,000, respectively.

Audit Related Fees. The aggregate audit related fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2009 and June 30, 2008 were $2,400 and $16,050, respectively. In the year ended June 30, 2009, the audit related fees include services rendered for issuing and assisting with SEC comment letter responses.  In the year ended June 30, 2008, the audit related fees primarily include assistance with the sale of EOIR Technologies, Inc.

Tax Fees. The aggregate tax fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2009 and 2008 were $41,125 and $14,025, respectively.  The tax fees for both periods include fees for the preparation of federal and state income tax returns, assistance with IRC Section 382 analysis as well as due diligence assistance with the EOIR transaction.

All Other Fees. No other fees were billed by or paid to the independent registered public accounting firm during the years ended June 30, 2009 or 2008.

Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services for the period ended June 30, 2009.

At this time, we do not a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended June 30, 2009, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services.  Management must obtain the specific prior approval of the Audit Committee for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Audit Committee does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

Item 15.  Exhibits.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	2001 Stock Option Plan		DEF 14A	June 14, 2001	C

2.2	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1

2.3	Form of Voting Agreement with a list of signatories.		8-K	September 13, 2007	2.2

2.4	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3

3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1

3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2

3.3	Certificate of Amendment to Articles of Incorporation	8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B

3.5	Bylaw Amendments	8-K	December 20, 2006	3.1

3.6	By-law Amendments	8-K	October 4, 2007	3.1

4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1

4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1

4.3	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6

4.4	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7

4.5	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8

4.6	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.1

4.7	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.2

4.8	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	10-KSB	October 13, 2006	4.15

4.9	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.	10-KSB	October 13, 2006	4.16

4.10	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008	10K-SB	October 2, 2008	4.18

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005.	10-QSB	February 21, 2006	10.7

10.2*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6

10.3*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8

10.4	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.	10-KSB	October 13, 2006	10.36

10.5	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	10-QSB	February 14, 2007	10.1

10.6	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	10-QSB	February 14, 2007	10.2

10.7	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	September 7, 2007	10.1

10.8	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.9	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C

10.10*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.	8-K	January 18, 2008	10.1

10.11*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.	8-K	January 18, 2008	10.2

10.12*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.3

10.13*	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.5

10.14*	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.6

10.15*	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007.	10-QSB	February 19, 2008	10.8

10.16*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007.	10-QSB	February 19, 2008	10.9

10.17	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008.	10-KSB	October 2, 2008	10.48

10.18	Securities Purchase Agreement dated October 31, 2008 between Technest Holdings, Inc. and Southridge Partners, LP.		8-K	November 5, 2008	10.1

10.19	Securities Purchase Agreement dated May 20, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC		8-K	May 27,2009	10.1

10.20	Securities Purchase Agreement dated June 11, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC		8-K	June 16, 2009	10.1

10.21	Securities Purchase Agreement dated July 17, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC		8-K	July 22, 2009	10.1

10.22	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated September 21, 2009	x

21.1	List of the Subsidiaries of Technest Holdings, Inc.	x

23.1	Consent of Wolf & Company, PC	x

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x

31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x

32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

* Indicates a management contract or compensatory plan.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2009.

TECHNEST HOLDINGS, INC.

By:	/s/ Gino Miguel Pereira
Gino Miguel Pereira
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gino Miguel Pereira	Chief Executive Officer, President and Chairman of the Board	October 13, 2009
Gino Miguel Pereira	of Directors

/s/ Nitin V. Kotak	Chief Financial Officer and Principal Accounting Officer	October 13, 2009
Nitin V. Kotak

/s/ Robert Curtis	Director	October 13, 2009
Robert Curtis

/s/ Laurence Ditkoff	Director	October 13, 2009
Laurence Ditkoff

/s/ David R. Gust	Director	October 13, 2009
David R. Gust

/s/ Stephen Hicks	Director	October 13, 2009
Stephen Hicks

/s/ Henry Sargent	Director	October 13 2009
Henry Sargent