Form 10-Q
period 2009-09-30
TECHNEST HOLDINGS INC
filed 2009-11-16
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

As of November 13, 2009, there were 21,327,441 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

TECHNEST HOLDINGS, INC.

FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2009

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND JUNE 30, 2009

	September 30, 2009	June 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$219,642	$5,567
Accounts receivable	194,527	260,381
Inventory and work in process	29,110	26,745
Restricted cash	15,000	216,697
Prepaid expenses and other current assets	40,388	750,013
Assets related to discontinued operations	22,846,366	22,948,333
Total Current Assets	23,345,033	24,207,736

Property and Equipment – Net of accumulated depreciation $100,833 and $94,703	31,233	37,363

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,501,925 and $1,420,740	240,988	322,173
Goodwill	4,876,038	4,876,038
Total Other Assets	5,145,551	5,226,736

Total Assets	$28,521,817	$29,471,835

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$837,740	$745,159
Accrued expenses and other current liabilities	572,677	626,381
Liabilities related to discontinued operations	4,683,091	5,246,838
Accrued income taxes	293,091	293,091
Total Current Liabilities	6,386,599	6,911,469

Total Liabilities	6,386,599	6,911,469

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	September 30, 2009	June 30, 2009
	(Unaudited)

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; 1,940 and 1,640 shares issued and outstanding at September 30,
2009 and June 30, 2009 (preference in liquidation of $2,014,605 at September 30, 2009)	2,014,605	1,690,483

Commitments and Contingencies

Stockholders’ Equity

Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
64.325 shares issued and outstanding (preference in liquidation of
$64,325 at September 30, 2009)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; 402,301 issued and outstanding (preference in liquidation
of $875,005 at September 30, 2009)	402	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
21,327,441 and 20,676,211 shares issued and outstanding	21,326	20,675
Additional paid-in capital	36,958,008	37,032,781
Accumulated deficit	(16,806,593)	(16,183,975)
Total Technest Holdings, Inc. Stockholders’ Equity	20,173,143	20,869,883

Non-Controlling Interest	(52,530)	-
Total Stockholders’ Equity	20,120,613	20,869,883

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$28,521,817	$29,471,835

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008

Revenues	$585,939	$447,204

Cost of Revenues	279,826	274,540

Gross Profit	306,113	172,664

Operating Expenses
Selling, general and administrative	488,503	523,183
Research and development	30,250	73,244
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	599,938	677,612

Operating Loss from Continuing Operations	(293,825)	(504,948)

Other Income, Net
Interest income	58,223	-
Other income	-	1,171
Total Other Income, Net	58,223	1,171

Loss from Continuing Operations before Income Taxes	(235,602)	(503,777)
Income tax benefit	-	157,000
Net Loss from Continuing Operations	(235,602)	(346,777)

Discontinued Operations
Loss on discontinued operations	(439,546)	-
Net Loss from Discontinued Operations	(439,546)	-

Net Loss	(675,148)	(346,777)

Net Loss Attributable to Non-Controlling Interest	52,530	-
Net Loss Attributable to Technest Holdings, Inc.	(622,618)	(346,777)

Deemed Dividend to Preferred Stockholders - Series D	(279,122)	-

Net Loss Applicable to Common Shareholders	$(901,740)	$(346,777)

Basic and Diluted Loss Per Common Share
From continuing operations attributable to Technest Holdings, Inc.	$(0.02)	$(0.02)
From discontinued operations attributable to Technest Holdings, Inc.	$(0.02)	$-
Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.02)
Weighted Average Number of Common Shares Outstanding
Basic and diluted	20,739,918	20,621,760

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - June 30, 2009	20,676,211	$20,675	64	$-	402,301	$402

Issuance of restricted stock as payment for accrued expenses	651,230	651	-	-	-	-
Accretion of Series D redeemable convertible preferred stock to redemption value	-	-	-	-	-	-
Beneficial conversion feature on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Accretion of dividend on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - September 30, 2009	21,327,441	$21,326	64	$-	402,301	$402

	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Capital	Deficit	Interest	Equity
	Amount	Amount	Amount	Amount

Balance – June 30, 2009	$37,032,781	$(16,183,975)	-	$20,869,883

Issuance of restricted stock as payment for accrued expenses	99,349	-	-	100,000
Accretion of Series D redeemable convertible preferred stock to redemption value	(255,000)	-	-	(255,000)
Beneficial conversion feature on Series D redeemable convertible preferred stock	105,000	-	-	105,000
Accretion of dividend on Series D redeemable convertible preferred stock	(24,122)	-	-	(24,122)
Net Loss	-	(622,618)	(52,530)	(675,148)

Balance - September 30, 2009	$36,958,008	$(16,806,593)	$(52,530)	$20,120,613

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net loss	$(675,148)	$(346,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,130	9,569
Amortization of intangible assets	81,185	81,185
Non-cash interest income related to discount accretion	(30,633)	-
Stock-based compensation to employees and directors	-	92,349
Deferred income tax expense (benefit)	-	(157,000)
Changes in operating assets and liabilities:
Accounts receivable	65,854	433,736
Unbilled receivables	-	(11,858)
Inventory and work in process	(2,365)	(29,790)
Restricted cash	201,697	(922)
Deposits and prepaid expenses and other current assets	(9,320)	(491)
Accounts payable	164,380	(8,672)
Unearned revenue	-	35,000
Accrued expenses and other current liabilities	262,295	(116,581)
Net Cash Provided by (Used In) Operating Activities	64,075	(20,252)

Cash Flows From Investing Activities:
Registration of new definite lived intangible assets	-	(8,642)
Net Cash Provided by (Used In) Investing Activities	-	(8,642)

Cash Flows From Financing Activities:
Proceeds from issue of Series D Redeemable, Convertible Preferred Stock	150,000	-
Net Cash Provided by (Used In) Financing Activities	150,000	-

Net Increase (Decrease) In Cash	214,075	(28,894)

Cash and Cash Equivalents - Beginning of Period	5,567	76,761

Cash and Cash Equivalents - End of Period	$219,642	$47,867

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$100,000	$-
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$105,000	$-
Accretion of Series D Redeemable, Convertible Preferred Stock to Redemption Value	$255,000	$-
Accrued Dividend on Series D Redeemable, Convertible Preferred Stock	$24,122	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Litigation Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, Technest entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time (see Note 3 for additional information).

Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded Technest $23 million for breach of the Stock Purchase Agreement between the parties.

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

Effective July 1, 2009, the Company adopted newly effective accounting guidance related to the accounting and reporting for a non-controlling interest in a subsidiary.  The guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Prior to implementation of this standard, the Company included the equity of the non-controlling interest separately on the liability side of the consolidated balance sheet, between liabilities and stockholders' equity.  Any non-controlling interest in prior periods presented has been reclassified to a separate component of equity.  This non-controlling interest is adjusted for the non-controlling shareholders' proportionate share of Technest, Inc.’s net income and losses.  In accordance with the newly effective accounting guidance, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity.  The excess, and any further losses attributable to the parent and the non-controlling interest, should be attributed to those interests.  That is, the non-controlling interest should continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.  Implementation guidance provides for the recognition of the losses of Technest, Inc. on a prospective basis beginning in the period ended September 30, 2009.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the result that may be expected for the year ending June 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities.  Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date.  The Company will adopt these new pronouncements on July 1, 2010, as required.  Management does not expect the adoption to have an impact on its financial position or results of operations.

 In October 2009, the FASB issued two related accounting pronouncements, ASU 2009-13 and ASU 2009-14, relating to revenue recognition.  One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements.  For multiple-deliverable arrangements, the pronouncement eliminates the requirement that there be objective and reliable evidence of fair value of the undelivered item in order for the delivered item to be considered a separate unit of accounting.  Now, the delivered item shall be considered a separate unit of accounting if the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price of each deliverable shall be determined using vendor-specific objective evidence, if it exists; third party evidence of selling price; or if neither of those exists, the vendor shall use its best estimate of the selling price for that deliverable.

The pronouncement specific to certain revenue arrangements that include software elements amends the scope of arrangements that are accounted for under software revenue recognition rules and provides guidance for allocating the arrangement consideration.  The pronouncement clarifies that the following arrangements are outside the scope of accounting under software revenue recognition rules and must follow the general revenue recognition rules for multiple- deliverable arrangements: 1) non-software components of tangible products, 2) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, and 3) undelivered elements that relate to software that is essential to the tangible product’s functionality in 2 above.  If an arrangement contains software and non-software deliverables, consideration must be allocated to the non-software deliverables individually and to the software deliverables as a group based on the relative selling price method.

Both of these pronouncements are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and both must be adopted together.  Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the vendor’s fiscal year, the vendor is required to apply the guidance in these pronouncements retrospectively from the beginning of the vendor’s fiscal year.  A vendor may also elect to adopt the guidance in these pronouncements retrospectively to prior periods.  The Company will adopt these new pronouncements on July 1, 2010, as required.  Management does not expect the adoption to have an impact on its financial position or results of operations.

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

On August 26, 2008, LLC notified Technest that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Technest $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 includes $830,070 of interest through the date of the Award and is also subject to additional interest due Technest at 3.25% from the date of the Award through date of payment.  As a result of the Arbitration Agreement, the Company recorded a total of $722,070 of accrued interest income in the year ended June 30, 2009 related to this Arbitration Award.  This amount is included in prepaid expenses and other current assets in the June 30, 2009 Balance Sheet.

On October 26, 2009, Technest entered into a Settlement Agreement with EOIR Holdings, LLC and EOIR Technologies, Inc., settling all claims related to the Stock Purchase Agreement (see Note 1).

As a result of the Settlement Agreement, Technest adjusted the related assets and liabilities in the quarter ended September 30, 2009 to reflect the terms of the Settlement Agreement including netting the liability of $859,137 due to LLC as a working capital adjustment on the sale of EOIR and the interest receivable of $722,070 recorded previously in accordance with the arbitration ruling. The Company has recorded a $154,000 discount on the $5 million contingent receivable as management anticipates collection of this amount by September 2010.  During the quarter ended September 30, 2009, the Company accreted into interest income a total of $30,633 related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at September 30, 2009.

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount is recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decisions to hold the related asset.

The loss on discontinued operations for the three months ended September 30, 2009 was $439,546 which is primarily attributable to legal expenses incurred in connection with the arbitration and settlement process. The Company expects to incur only minor additional legal expenses associated with this matter and these expenses will be charged to discontinued operations as they are incurred.

4.  TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three months ended September 30, 2009, the Company allocated approximately $178,704 of such expenses to Technest, Inc.

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

On July 1, 2009, the Company adopted new guidance in accordance with the Accounting Standards Codification section 810-10 related to its non-controlling interest in Technest, Inc.  The non-controlling interest in the net loss for the three months ended September 30, 2009 was $52,530.  In the quarter ended September 30, 2009, had the previous accounting guidance been applied, the Company’s net loss applicable to common stockholders would have been $954,270, or $0.05 per share.

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	September 2009	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	172,913	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,501,925)
Net definite-lived intangible asset	$240,988

Amortization expense was $81,185 for each of the three months ended September 30, 2009 and 2008.

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

On July 17, 2009, the Company sold 300 shares of its Series D Preferred to Southridge Capital Management LLC for a purchase price of $150,000 ($500 per share).

The Company has determined that as of each of the date of issuance there was a beneficial conversion feature of $105,000 for the fiscal 2010 issuance.   Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance.  This resulted in a deemed dividend in the amount of $255,000 for the first quarter of fiscal 2010.  The carrying value in future periods is adjusted by additional dividends earned and expected to be paid upon redemption.  Total dividends accrued on the Series D Preferred amount to $24,122 during the three month period ended September 30, 2009.

At September 30, 2009, the Company had 1,940 shares of Series D Preferred issued and outstanding which has a liquidation preference of $2,014,605.

7.  STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 4,735.3 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.999% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series C and D Preferred Stock.

At September 30, 2009 there were 64.325 shares of Series A Preferred Stock issued and outstanding.

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

At September 30, 2009, the Company had 402,301 shares of Series C Preferred Stock issued and outstanding.

Common Stock Issuances

During the three months ended September 30, 2009, the Company issued the following amounts of common stock:

●
651,230 shares of its Common Stock with a fair value of $100,000 to five non-employee directors of the Company as compensation for service on the Company’s Board of Directors for the period July 1, 2008 to June 30, 2009.

The Company has established the following reserves for the future issuance of common stock as follows:

Reserve for the exercise of warrants	649,286
Reserve for conversion of Series A Convertible Preferred Stock	306,047
Reserve for conversion of Series C Convertible Preferred Stock	402,301
Reserve for conversion of Series D Redeemable, Convertible Preferred Stock	15,109,542
Total common stock reserves	16,467,176

8.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

Options

No options were granted pursuant to the Plan during the periods ended September 30, 2009 and 2008 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued, exercised or expired in the quarters ended September 30, 2009 and 2008.

The following table summarizes the Company's warrants outstanding at September 30, 2009:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286

Weighted average remaining life			1.2 years

As of September 30, 2009 all warrants are exercisable.  There is no aggregate intrinsic value for warrants outstanding as of September 30, 2009.

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

Total stock-based compensation related to shares that vested in the three months ended September 30, 2009 and 2008 was $0 and $92,349, respectively.

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan to 2,000,000 shares from 1,000,000 shares

As of September 30, 2009, the Company has 621,115 shares available for future grant under the Plan.

9.  NET (LOSS) INCOME PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September, 2009 and 2008, consist of the following:

	Shares Potentially Issuable
	2009	2008

Series A Convertible Preferred Stock	306,047	306,047
Series C Convertible Preferred Stock	402,301	402,301
Series D Redeemable, Convertible, Preferred Stock	10,073,028	-
Warrants	649,286	649,286
Total	11,430,662	1,357,634

10.  COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011.  Monthly lease amounts for this facility total approximately $15,585, increasing annually by 3%.

Rent expense for continuing operations in the three months ended September 30, 2009 and 2008 was $46,755 and $48,512, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

11.  INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2009 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of September 30, 2009, the Company had a valuation allowance of $3,045,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  In the three months ended September 30, 2009, there was no change in the valuation allowance.   As of September 30, 2009, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $4,038,000 which begin to expire in 2024.

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

Contributions and other costs of this plan in the three months ended September 30, 2009 and 2008 were $24,161 and $26,260, respectively.

13.  LITIGATION

As discussed in Notes 1 and 3, litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009.

14.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

 American Asset Financing

On November 3, 2009, the Company received $150,000 from American Asset Finance LLC (“AAF”) for general working capital purposes. AAF is to be repaid in the following manner immediately on receipt of the EOIR settlement funds: $180,000 if payment is made on or before February 2, 2010, $198,000 if payment is made after February 2, 2010 and on or before May 2, 2010, $216,000 if payment is made after May 2, 2010 and on or before August 2, 2010.  If payment is made after August 2, 2010 AAF will be entitled to receive $216,000 plus an additional $7,500 per month or part thereof until payment in full has been made.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial quarter ending September 30, 2009 should be read together with our financial statements and related notes included elsewhere in this report.

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

Technest Business Strategy

Our goal is to establish the Company as a leading innovator in the 3-D imaging products and solutions arena. The broad strategies that we have in place to achieve this goal are outlined below:

●	Focus on commercialization of pipeline products;

●	Utilize relationships with current and new industry partners to bring technology to market;

●	Develop recurring revenue models where possible;

●	Continue to explore the cutting edge of 3-D and 360° imaging through continued research and development;

●	Continue to develop a robust intellectual property portfolio; and

●	Seek strategic acquisitions.

RESULTS OF OPERATIONS

Recent Developments

Litigation Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, Technest Holdings, Inc. (“Technest”) entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time (see Note 1 and Note 3 to the financial statements for additional information).

Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the settlement agreement. The settlement agreement was entered into in the wake of a previously reported binding arbitration decision awarding Technest $23 million for breach of the Stock Purchase Agreement between the parties.  The details of the settlement agreement were filed as Exhibit 10.1 to a Current Report on Form 8-K on October 29, 2009.  Refer to Note 1 and Note 3 for additional information on this receivable.

As previously announced, upon receipt of $18,000,000, Technest intends to distribute to its shareholders a minimum of 90% of the net proceeds after setting aside reserves for payment of existing obligations.

Three months ended September 30, 2009 compared with the three months ended September 30, 2008

Revenues

Technest had $585,939 in revenues during the three months ended September 30, 2009 compared with $447,204 during the three months ended September 30, 2008. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues do not consistently accrue from quarter to quarter. At September 30, 2009, the Company’s backlog of funded contracts was approximately $2.6 million, an increase of 127% over the last quarter.

Gross profit

The gross profit for the three months ended September 30, 2009 was $306,113 or 52% of revenues. The gross profit for the three months ended September 30, 2008 was $172,664 or 39% of revenues.  Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2009 were $488,503, and consisted primarily of payroll related expenses.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $523,183, and consisted primarily of payroll related expenses.

Research and Development

In the three months ended September, 30, 2009 the Company incurred $30,250 in development expenses associated with its three dimensional camera products.

In the three months ended September, 30, 2008 the Company incurred $73,244 in development expenses associated with its EARCAD and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2009 and 2008 was $81,185. The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the three months ended September 30, 2009 was $293,825 compared with $504,948 for the three months ended September 30, 2008 due to cost saving measures instituted by management.

Discontinued Operations

The net loss from discontinued operations for the three months ended September 30, 2009 was $439,546. This was entirely attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three months ended September 30, 2009 was $901,740. Included in the net loss for three months ended September 30, 2009 is a non-cash deemed dividend of $279,122 related to Series D Redeemable, Convertible Preferred Stock.

The net loss attributable to common shareholders for the three months ended September 30, 2008 was $346,777.

Liquidity and Capital Resources

Cash and Working Capital

On September 30, 2009, Technest had a positive working capital balance of $16,958,434 due primarily to the  receivable from the sale of EOIR and related Settlement Agreement. Our primary source of operating cash flows was payments from our customers as well as the release of certain restriction on cash accounts.  Payments from customers is based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses and professional fees as well as non recurring legal expenses in connection the Settlement Agreement in relation to the sale of EOIR.  The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash generated by operating activities for the three months ended September 30, 2009 was $64,075 compared with net cash used in operating activities of ($20,252) for the three months ended September 30, 2008.

Cash Used in Investing Activities

In the three months ended September 30, 2008, Technest used cash of $8,642 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.

Cash Provided by Financing Activities

In the three months ended September 30, 2009, the Company received $150,000 related to the issuance of its Series D Preferred Stock. These proceeds were used primarily for legal expenses as well as for working capital purposes.

Sources of Liquidity

During the three months ended September 30, 2009, we satisfied our operating and investing cash requirements from cash reserves and from the sale of Series D Redeemable Convertible Preferred Stock.

Subsequent to September 30, 2009 we received a bridge loan in the amount of $150,000 from American Asset Finance LLC for general working capital purposes.

On October 26, 2009, Technest Holdings, Inc. (“Technest”) entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time.

Under the Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement.

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

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2009, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our fiscal years ended June 30, 2009 and 2008.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Litigation Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, Technest Holdings, Inc. (“Technest”) entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time.

Under the Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into in the wake of a previously reported binding arbitration decision awarding Technest $23 million for breach of the Stock Purchase Agreement between the parties.  The details of the Settlement Agreement were filed as Exhibit 10.1 to a Current Report on Form 8-K on October 29, 2009.

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

Risks Related To Our Business, Results of Operations and Financial Condition

On October 26, 2009, Technest entered into a settlement agreement with EOIR Holdings LLC and EOIR Technologies, Inc., settling all claims related to the Stock Purchase Agreement entered into by the parties.  If the settlement proceeds are not paid, Technest’s financial condition will be significantly harmed.

On October 26, 2009, Technest Holdings, Inc. entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time.

Under the Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of EOIR Holdings under the Settlement Agreement. The Settlement Agreement was entered into in the wake of a previously reported binding arbitration decision awarding Technest $23 million for breach of the Stock Purchase Agreement between the parties. If, however, the settlement proceeds were not paid, Technest’s financial condition would be significantly harmed.

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. As of September 30, 2009, our accumulated deficit was approximately $16.8 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Historically, EOIR had been the majority of Technest’s business operations.  After the sale of EOIR, Technest operates independent of EOIR and EOIR’s resources.  Achieving the anticipated benefits of the sale will depend, in part, on the Company’s success in leveraging opportunities and success in applying the proceeds of the sale. The challenges involved include the following:

●	shifting management’s primary focus to technologies in the fields of intelligent surveillance, three-dimensional facial recognition and three-dimensional imaging;

●	establishing new sales and vendor partner relationships in these fields;

●	demonstrating to customers that the sale will not result in adverse changes to the ability of the Company to address the needs of customers; and

●	retaining key employees.

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

Our future net sales and results of operations are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control. Accordingly, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that our revenue or results of operations in a quarter will fall below the expectations of securities analysts or investors. If this occurs, the market price of our common stock could fall significantly. Our results of operations in any quarter can fluctuate for many reasons, including:

●	our ability to perform under contracts and manufacture, test and deliver products in a timely and cost-effective manner;

●	our success in winning competitions for orders;

●	the timing of new product introductions by us or our competitors;

●	the mix of products we sell;

●	competitive pricing pressures; and

●	general economic climate.

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

●	changes in Government programs or requirements;

●
budgetary priorities limiting or delaying Government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential Governmental shutdowns (as occurred during the Government’s 1996 fiscal year);

●	curtailment of the Government’s use of technology solutions firms.

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

According to the stock records of Technest, as of November 11, 2009, Southridge Partners LP, together with its affiliates, were the largest stockholders of Technest, owning approximately 62.89% of Technest’s outstanding common stock as the record holders of 13,412,865 shares. In addition, Southridge Partners, LP and its affiliates have the right to acquire additional shares of common stock through conversion of their shares of Technest preferred stock.  In 2008, Southridge appointed three members to Technest’s board of directors (currently, there are a total of six directors on Technest’s board of directors).  As a result, Southridge possesses significant influence over our affairs.  Southridge’s stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

Our stock price has been volatile. From January 2006 to October 2009, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

●	variations in our quarterly results of operations;

●	the introduction of new products by us or our competitors;

●	acquisitions or strategic alliances involving us or our competitors;

●	future sales of shares of common stock in the public market; and

●	market conditions in our industries and the economy as a whole.

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

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009.		8-K	October 29, 2009	10.1
10.2	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: November 16, 2009	By:	/s/ Gino M. Pereira
Gino M. Pereira Chief Executive Officer and President

Date: November 16, 2009	By:	/s/ Nitin V. Kotak
Nitin V. Kotak Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009.		8-K	October 29, 2009	10.1
10.2	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X