Form 10-Q
period 2009-12-31
TECHNEST HOLDINGS INC
filed 2010-02-16
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

As of February 12, 2010, there were 32,272,091 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

TECHNEST HOLDINGS, INC.

FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2009

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

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND JUNE 30, 2009

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$13,643,560	$5,567
Accounts receivable	134,700	260,381
Inventory and work in process	41,161	26,745
Restricted cash	15,000	216,697
Prepaid expenses and other current assets	92,108	750,013
Assets related to discontinued operations	4,846,366	22,948,333
Total Current Assets	18,772,895	24,207,736

Property and Equipment – Net of accumulated depreciation $106,529 and $94,703	26,314	37,363

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,583,111 and $1,420,740	189,757	322,173
Goodwill	4,876,038	4,876,038
Total Other Assets	5,094,320	5,226,736

Total Assets	$23,893,529	$29,471,835

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$462,460	$745,159
Accrued expenses and other current liabilities	342,001	626,381
Accrued state income taxes	293,091	293,091
Dividend payable	13,134,741	-
Liabilities related to discontinued operations	1,061,405	5,246,838
Total Current Liabilities	15,293,698	6,911,469

Total Liabilities	15,293,698	6,911,469

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	December 31, 2009	June 30, 2009
	(Unaudited)

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; -0- and 1,640 shares issued and outstanding at December 31,
2009 and June 30, 2009, respectively	-	1,690,483

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
-0- and 64.325 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized;
-0- and 402,301 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	-	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
32,272,091 and 20,676,211 shares issued and outstanding at December 31, 2009, and June 30, 2009, respectively	32,271	20,675
Additional paid-in capital	25,852,329	37,032,781
Accumulated deficit	(17,144,748)	(16,183,975)
Total Technest Holdings, Inc. Stockholders’ Equity	8,739,852	20,869,883

Non controlling interest	(140,021)	-
Total Stockholders’ Equity	8,599,831	20,869,883

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$23,893,529	$29,471,835

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008

Revenues	$1,126,015	$1,215,163

Cost of Revenues	554,484	675,899

Gross Profit	571,531	539,264

Operating Expenses
Selling, general and administrative	979,349	1,157,068
Research and development	70,844	111,935
Amortization of intangible assets	162,370	162,370
Total Operating Expenses	1,212,563	1,431,373

Operating Loss from Continuing Operations	(641,032)	(892,109)

Other Income (Expense), Net
Other income (expense)	6,921	(3,267)
Interest expense	(34,731)	-
Interest income	89,104	-
Total Other Income (Expense), Net	61,294	(3,267)

Loss from Continuing Operations before Income Taxes	(579,738)	(895,376)
Income tax benefit	-	237,600
Net Loss from Continuing Operations	(579,738)	(657,776)

Discontinued Operations
Loss on discontinued operations	(521,056)	-
Net Loss from Discontinued Operations	(521,056)	-

Net Loss	(1,100,794)	(657,776)

Net Loss Attributable to Non-Controlling Interest	140,021	-
Net Loss Attributable to Technest Holdings, Inc.	(960,773)	(657,776)

Deemed Dividend to Preferred Stockholders - Series D	(291,306)	(1,121,431)

Net Loss Applicable to Common Shareholders	$(1,252,079)	$(1,779,207)

Basic and Diluted Loss Per Common Share
From continuing operations attributable to Technest Holdings, Inc.	$(0.03)	$(0.09)
From discontinued operations attributable to Technest Holdings, Inc.	$(0.02)	$-
Net Loss Per Share - Basic and Diluted	$(0.05)	$(0.09)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	22,370,400	20,662,486

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008

Revenues	$540,076	$767,959

Cost of Revenues	274,658	401,359

Gross Profit	265,418	366,600

Operating Expenses
Selling, general and administrative	490,846	633,885
Research and development	40,594	38,691
Amortization of intangible assets	81,185	81,185
Total Operating Expenses	612,625	753,761

Operating Loss from Continuing Operations	(347,207)	(387,161)

Other Income (Expense), Net
Other income (expense)	6,921	(4,438)
Interest expense	(34,731)	-
Interest income	30,881	-
Total Other Income (Expense), Net	3,071	(4,438)

Loss from Continuing Operations before Income Taxes	(344,136)	(391,599)
Income tax benefit	-	80,600
Net Loss from Continuing Operations	(344,136)	(310,999)

Discontinued Operations
Loss on discontinued operations	(81,510)	-
Net Loss from Discontinued Operations	(81,510)	-

Net Loss	(425,646)	(310,999)

Net Loss Attributable to Non-Controlling Interest	87,491	-
Net Loss Attributable to Technest Holdings, Inc.	(338,155)	(310,999)

Deemed Dividend to Preferred Stockholders - Series D	(12,184)	(1,121,431)

Net Loss Applicable to Common Shareholders	$(350,339)	$(1,432,430)

Basic and Diluted Loss Per Common Share
From continuing operations attributable to Technest Holdings, Inc.	$(0.01)	$(0.07)
From discontinued operations attributable to Technest Holdings, Inc.	$(0.00)	$-
Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	24,000,881	20,676,211

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - June 30, 2009	20,676,739	$20,675	64	$-	402,301	$402

Issuance of restricted stock as payment for accrued expenses	754,535	755	-	-	-	-

Accretion of Series D redeemable convertible preferred stock to redemption value	-	-	-	-	-	-

Beneficial conversion feature on Series D redeemable convertible preferred stock	-	-	-	-	-	-

Accretion of dividend on Series D redeemable convertible preferred Stock	-	-	-	-	-	-

Issuance of restricted stock upon conversion of Series A convertible preferred stock	304,578	305	(64)	-	-	-

Issuance of restricted stock upon conversion of Series C convertible preferred stock	402,294	402	-	-	(402,301)	(402)

Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	10,133,945	10,134	-	-	-	-

Dividend payable	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-
Balance - December 31, 2009	32,272,091	$32,271	-	$-	-	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 (concluded)
(Unaudited)

	Additional		Non-	Total
	Paid-In	Accumulated	Controlling	Stockholders'
	Capital	Deficit	Interest	Equity
	Amount	Amount	Amount	Amount

Balance - June 30, 2009	$37,032,781	$(16,183,975)	$-	$20,869,883

Issuance of restricted stock as payment for accrued expenses	124,245	-	-	125,000

Accretion of Series D redeemable convertible preferred stock to redemption value	(255,000)	-	-	(255,000)

Beneficial conversion feature on Series D redeemable convertible preferred stock	105,000	-	-	105,000

Accretion of dividend on Series D redeemable convertible preferred stock	(36,306)	-	-	(36,306)

Issuance of restricted stock upon conversion of Series A convertible preferred stock	(305)	-	-	-

Issuance of restricted stock upon conversion of Series C convertible preferred stock	-	-	-	-

Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	2,016,655	-	-	2,026,789

Dividend payable	(13,134,741)	-	-	(13,134,741)

Net Loss	-	(960,773)	(140,021)	(1,100,794)
Balance - December 31, 2009	$25,852,329	$(17,144,748)	$(140,021)	$8,599,831

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:

Net loss	$(1,100,794)	$(657,776)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	11,826	18,091
Amortization of intangible assets	162,370	162,370
Non-cash interest income related to discount accretion	(61,460)	-
Stock-based compensation to employees and directors	-	107,620
Loss on sale of equipment	-	5,974
Deferred income tax benefit	-	(237,600)
Changes in operating assets and liabilities:
Accounts receivable	125,681	328,781
Unbilled receivables	-	23,888
Inventory and work in process	(14,416)	(30,110)
Restricted cash	201,697	18,630
Deposits and prepaid expenses and other current assets	(30,213)	53,240
Accounts payable	(210,901)	278,456
Accrued expenses and other current liabilities	56,621	(677,360)
Net Cash Used In Operating Activities	(859,589)	(605,796)

Cash Flows From Investing Activities:
Purchase of equipment	(777)	-
Proceeds from sale of equipment	-	1,728
Registration of new definitive lived intangible assets	(29,954)	(8,642)
Net Cash Used In Investing Activities	(30,731)	(6,914)

Cash Flows From Financing Activities:
Proceeds from short term note	150,000	-
Repayment of short term note	(150,000)	-
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	150,000	650,000
Net Cash Provided by Financing Activities	150,000	650,000

Net (Decrease) Increase in Cash and Cash Equivalents from Continuing Operations	(740,320)	37,290

Cash Flows From Discontinued Operations:
Operating activities – accounts payable and accrued expenses	(3,333,887)	-
Investing activities – proceeds from settlement on sale of EOIR	18,000,000	-
Net Increase in Cash and Cash Equivalents from Discontinued Operations	14,666,113	-

Net Increase in Cash and Cash Equivalents	13,637,993	37,290

Cash and Cash Equivalents - Beginning of Period	5,567	76,761

Cash and Cash Equivalents - End of Period	$13,643,560	$114,051

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$30,000	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$125,000	$-
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$105,000	$455,000
Accretion of Series D Redeemable, Convertible Preferred Stock to Redemption Value	$255,000	$1,105,000
Accrued dividend on Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$36,306	$16,431
Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$2,026,789	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,333,887 of previously recorded liabilities related to the sale of EOIR and related litigation. The Company recorded a $154,000 discount on the $5 million contingent receivable as management anticipates collection of this amount by September 2010. During the three and six months ended December 31, 2009, the Company accreted into interest income a total of $30,827 and $61,460, respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at December 31, 2009.

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

Effective July 1, 2009, the Company adopted newly effective accounting guidance related to the accounting and reporting for a non-controlling interest in a subsidiary. The guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Prior to implementation of this standard, the Company included the equity of the non-controlling interest separately on the liability side of the consolidated balance sheet, between liabilities and stockholders' equity.  Any non-controlling interest in prior periods presented has been reclassified to a separate component of equity. This non-controlling interest is adjusted for the non-controlling shareholders' proportionate share of Technest, Inc.’s net income and losses.  In accordance with the newly effective accounting guidance, losses attributable to the parent and the non-controlling interest in a subsidiary may exceed their interests in the subsidiary’s equity.  The excess, and any further losses attributable to the parent and the non-controlling interest, should be attributed to those interests.  That is, the non-controlling interest should continue to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.  Implementation guidance provides for the recognition of the losses of Technest, Inc. on a prospective basis beginning in interim and annual periods subsequent to July 1, 2009.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

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

As a result of the Settlement Agreement, Technest adjusted the related assets and liabilities in the six months ended December 31, 2009 to reflect the terms of the Settlement Agreement including netting the liability of $859,137 due to LLC as a working capital adjustment on the sale of EOIR and the interest receivable of $722,070 recorded previously in accordance with the arbitration ruling. The Company has recorded a $154,000 discount on the $5 million contingent receivable as management anticipates collection of this amount by September 2010.  During the three and six months ended December 31, 2009, the Company accreted into interest income a total of $30,827 and $61,460, respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at December 31, 2009.

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount is recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.

The loss on discontinued operations for the three and six months ended December 31, 2009 was $81,510 and $521,056, respectively, which is primarily attributable to legal expenses incurred in connection with the arbitration and settlement process. The Company expects to incur only minor additional legal expenses associated with this matter and these expenses will be charged to discontinued operations as they are incurred.

4.	TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three and six months ended December 31, 2009, the Company allocated approximately $174,212 and $352,916, respectively, of such expenses to Technest, Inc.

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

On July 1, 2009, the Company adopted new guidance in accordance with the Accounting Standards Codification section 810-10 related to its non-controlling interest in Technest, Inc.  The non-controlling interest in the net loss for the three and six months ended December 31, 2009 was $87,491 and $140,021, respectively.  In the three and six months ended December 31, 2009, had the previous accounting guidance been applied, the Company’s net loss applicable to common stockholders would have been $437,830 (or $0.02 per share) and $1,392,100 (or $0.06 per share), respectively.

5.	DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	December 2009	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	202,868	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,583,111)
Net definite-lived intangible asset	$189,757

Amortization expense was $162,370 for each of the six months ended December 31, 2009 and 2008.

6.	AMERICAN ASSET FINANCING

On November 3, 2009, the Company received $150,000 from American Asset Finance LLC (“AAF”) for general working capital purposes. AAF was to be repaid immediately upon receipt of the EOIR settlement funds (see Note 3) in the amount of  $180,000 if payment was made on or before February 2, 2010.

 On December 24, 2009, the loan was repaid for $180,000.  The Company recorded $30,000 of interest expense related to this loan at the time of repayment.

7.	SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

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

Dividends are accrued on the Series D Preferred quarterly at a rate of 5% per year and the Series D Preferred ranks pari passu with the holders of the Series A and Series C Preferred Stock (see Note 8).  Holders of the Series D Preferred have the right to one vote for each share of common stock into which the Series D Preferred could then convert.

On July 17, 2009, the Company sold 300 shares of its Series D Preferred to Southridge Capital Management LLC for a purchase price of $150,000 ($500 per share).

The Company has determined that as of  the date of issuance there was a beneficial conversion feature of $105,000 for the fiscal 2010 issuance. Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance. This resulted in a deemed dividend in the amount of $255,000 for the first six months of fiscal 2010.  The carrying value was further adjusted by additional dividends earned in the six months ended December 31, 2009 (prior to conversion).  Total dividends accrued on all outstanding Series D Preferred during the six months ended December 31, 2009 amounted to $36,305.  Cumulative accrued dividends on all outstanding Series D Preferred immediately prior to conversion amounted to $86,789.

On December 8, 2009, in accordance with the Series D 5% Convertible Preferred Stock Certificate of Designation, Southridge Partners LP and Southridge Capital Management LLC, the only holders of Series D Preferred, converted all of their shares of Series D Preferred into Technest Common Stock.  Upon conversion of the Series D Preferred, Southridge Partners LP acquired 6,859,306 shares of Technest Common Stock, which included 359,306 shares of Common Stock in payment of the accrued cumulative dividend of 5% per annum. Upon conversion of the Series D Preferred, Southridge Capital Management LLC acquired 3,274,639 shares of Technest Common Stock, which included 74,639 shares in payment of the accrued cumulative dividend of 5% per annum. After these conversions, there are no longer any shares of Technest Series D Preferred outstanding.

8.	STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock is non-interest bearing, is not entitled to receive dividends and is not redeemable. The Series A Preferred Stock has a liquidation preference of $1,000 per share. The holders of Series A Preferred Stock have no voting rights except that they will be entitled to vote as a separate class on any amendment to the terms or authorized number of shares of Series A Preferred Stock, the issuance of any equity security ranking senior to the Series A Preferred Stock and the redemption of or the payment of a dividend in respect of any junior security. At any time, holders of Series A Preferred Stock may elect to convert their Series A Preferred Stock into common stock. Each share of Series A Preferred Stock is currently convertible into 4,735.3 shares of common stock provided that, following such conversion, the total number of shares of common stock then beneficially owned by such holder and its affiliates and any other persons whose beneficial ownership of Common Stock would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act, does not exceed 4.99% of the total number of issued and outstanding shares of common stock. The Series A Preferred Stock ranks pari passu with the Company's Series C and D Preferred Stock.

On December 10, 2009, all of the Board of Directors of Technest and all of the holders of the outstanding Series A Preferred Stock approved an amendment to the Series A Certificate of Designation to remove the 4.99% beneficial ownership restriction.

On December 14, 2009, in accordance with the Series A Certificate of Designation, as amended, Garth LLC, the only holder of the Series A Preferred Stock, converted all of its shares of Series A Preferred Stock into 304,578 shares of Technest Common Stock.  After this conversion, there are no longer any shares of Series A Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) is convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock is convertible is determined by dividing $2.175 by the Series C Conversion Price of $2.175. Shares of the Series C Preferred Stock have a liquidation preference of approximately $2.175 per share, may only vote on changes to the rights, privileges and priority of the Series C Preferred Stock, receive dividends on an as converted basis whenever dividends are made to the Technest common stock holders, and are not redeemable. The Series C Preferred Stock ranks pari passu with the Company's Series A and Series D Preferred Stock.

On December 10, 2009, all of the Board of Directors of Technest and all of the holders of the outstanding Series C Preferred Stock approved an amendment to the Series C Certificate of Designation to remove the 9.99% beneficial ownership restriction.

On December 14, 2009, in accordance with the Series C Certificate of Designation, as amended, Southridge Partners LP and Southshore Capital Fund Ltd., the only holders of Series C Preferred Stock, converted all of their shares of Series C Preferred Stock into 344,827 shares of Technest Common Stock and 57,467 shares of Technest Common Stock, respectively. After these conversions, there are no longer any shares of Series C Preferred Stock outstanding.

Other Common Stock Issuances

During the six months ended December 31, 2009, the Company issued the following amounts of common stock:

●
754,535 shares of its Common Stock with a fair value of $125,000 to five non-employee directors of the Company as compensation for service on the Company’s Board of Directors for the period July 1, 2008 to December 31, 2009.

The Company has established a reserve for the exercise of warrants of 649,286 shares for the future issuance of common stock.

9.	CAPITAL DISTRIBUTION

On December 23, 2009 the Board of Directors declared a special “return of capital” cash dividend of $0.407 per share of Common Stock amounting to $13,134,741. This distribution was in conjunction with the sale of EOIR Technologies, Inc. as previously announced. The cash dividend was payable on January 15, 2010 to shareholders of record as of January 4, 2010.

10.	OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

Options

No options were granted pursuant to the Plan during the periods ended December 31, 2009 and 2008 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued, exercised or expired in the periods ended December 31, 2009 and 2008.

The following table summarizes the Company's warrants outstanding at December 31, 2009:

Exercise price	Number	Expiration Date
$6.50	374,286	02/14/2010
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	649,286

Weighted average remaining life			1.0 years

As of December 31, 2009 all warrants are exercisable.  There is no aggregate intrinsic value for warrants outstanding as of December 31, 2009.

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

Total stock-based compensation related to shares that vested in the six months ended December 31, 2009 and 2008 was $0 and $107,620, respectively.

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan to 2,000,000 shares from 1,000,000 shares

As of December 31, 2009, the Company has 621,115 shares available for future grant under the Plan.

11.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended December 31, 2009 and 2008, consist of the following:

	Shares Potentially Issuable
	2009	2008

Series A Convertible Preferred Stock	-	306,047
Series C Convertible Preferred Stock	-	402,294
Series D Redeemable, Convertible, Preferred Stock	-	6,582,155
Warrants	649,286	649,286
Total	649,286	7,939,782

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $15,585, increasing annually by 3%.

Rent expense for continuing operations in the three and six months ended December 31, 2009 was $46,755 and $93,510, respectively. Rent expense for continuing operations in the three and six months ended December 31, 2008 was $55,550 and $104,062, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

13.	INCOME TAXES

There was no provision for federal or state income taxes for the three and six months ended December 31, 2009 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of December 31, 2009, the Company had a valuation allowance of $3,045,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain. In the six months ended December 31, 2009, there was no change in the valuation allowance.   As of December 31, 2009, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $4,202,000 which begin to expire in 2024.

The benefit from federal and state income taxes related to continuing operations for the six months ended December 31, 2008 was $237,600.

14.	EMPLOYEE BENEFIT PLANS

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

Contributions and other costs of this plan in the three and six months ended December 31, 2009 were $30,183 and $54,345, respectively. Contributions and other costs of this plan in the three and six months ended December 31, 2008 were $21,746 and $49,422, respectively.

15.	LITIGATION

As discussed in Notes 1 and 3, litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009.

16.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 16, 2010, which is the date the financial statements were issued.

Capital distribution

             On January 15, 2010, the Company paid a special cash dividend of $0.407 per share of Common Stock amounting to $13,134,741, as previously declared by the Board of Directors (see Note 9).

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial six months ending December 31, 2009 should be read together with our financial statements and related notes included elsewhere in this report.

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

Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the settlement agreement. The settlement agreement was entered into in the wake of a previously reported binding arbitration decision awarding Technest $23 million for breach of the Stock Purchase Agreement between the parties.  The details of the settlement agreement were filed as Exhibit 10.1 to a Current Report on Form 8-K on October 29, 2009.  Refer to Note 1 and Note 3 for additional information.

On December 24, 2009, Technest received $18,000,000 pursuant to the Settlement Agreement and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.

  On December 23, 2009 the board of directors declared a special “return of capital” cash distribution of $0.407 per share of Common Stock amounting to $13,134,741. This distribution was in relation to the sale of EOIR Technologies, Inc. as previously announced. The cash dividend was paid on January 15, 2010 to shareholders of record as of January 4, 2010.

Three and six months ended December 31, 2009 compared with the three and six months ended December 31, 2008

Revenues

Technest had $540,076 in revenues during the three months ended December 31, 2009 compared with $767,959 during the three months ended December 31, 2008. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues do not consistently accrue from quarter to quarter. At December 31, 2009, the Company’s backlog of funded contracts was approximately $2.1 million. The revenue for the three months ended December 31, 2008 included the sale of 21 WellCam units. There were no sales of these units in the three months ended December 31, 2009 which is the main reason for the decrease in revenue for the quarter.

Technest had $1,126,015 in revenues during the six months ended December 31, 2009 compared with $1,215,163 during the six months ended December 31, 2008.

Gross profit

The gross profit for the three months ended December 31, 2009 was $265,418 or 49% of revenues. The gross profit for the three months ended December 31, 2008 was $366,600 or 48% of revenues.  Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

The gross profit for the six months ended December 31, 2009 was $571,531 or 51% of revenues. The gross profit from continuing operations for the six months ended December 31, 2008 was $539,264 or 44% of revenues. The six months ended December 31, 2008 included certain firm fixed price contracts that had a lower than average gross profit due to cost overruns.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months and six months ended December 31, 2009 were $490,846 and $979,349, respectively, and consisted primarily of payroll related expenses, professional fees and rent.  Selling, general and administrative expenses for the three months and six months ended December 31, 2008 were $633,885 and $1,157,068, respectively, and consisted primarily of payroll related expenses and professional fees. The Company continues to reduce operating costs where appropriate.

Research and Development

In the three months and six months ended December 31, 2009 the Company incurred $40,594 and $70,844, respectively, in development expenses associated with its three dimensional camera products.

In the three months and six months ended December, 31, 2008 the Company incurred $38,691 and $111,935, respectively, in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the three months and six months ended December 31 was $81,185 and $162,370, respectively, for both 2009 and 2008. The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the three months ended December 31, 2009 was $347,207 compared with $387,161 for the three months ended December 31, 2008.

The operating loss before taxes from continuing operations for the six months ended December 31, 2009 was $641,032 compared with $892,109 for the six months ended December 31, 2008.

Discontinued Operations

The net loss from discontinued operations for the three months and six months ended December 31, 2009 was $81,510 and $521,056. This was entirely attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three months and six months ended December 31, 2009 was $350,339 and $1,252,079, respectively.  Included in the net loss for three months and six months ended December 31, 2009 are non-cash deemed dividends of $12,184 and $291,306, respectively, related to Series D Redeemable, Convertible Preferred Stock.

The net loss attributable to common shareholders for the three months and six months ended December 31, 2008 was $1,432,430 and $1,779,207, respectively. Included in both periods is a non-cash deemed dividend of $1,121,431 related to the issuance of Series D Redeemable, Convertible Preferred Stock.

Liquidity and Capital Resources

Cash and Working Capital

On December 31, 2009, Technest had a positive working capital balance of $3,479,197 due primarily to the receipt of $18,000,000 from the sale of EOIR and related Settlement Agreement and the remaining amount due under the Settlement Agreement. Our primary source of operating cash flows was payments from our customers. Payments from customers is based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash used in operating activities for the six months ended December 31, 2009 was $859,589 compared with net cash used in operating activities of $605,796 for the six months ended December 31, 2008 as the Company considerably reduced its accounts payable and accruals.

Cash Used in Investing Activities

In the six months ended December 31, 2009, Technest used cash of $29,954 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  Technest also used $777 for purchase of new equipment.

Cash Provided by Financing Activities

In the six months ended December 31, 2009, the Company received $150,000 related to the issuance of its Series D Preferred Stock. These proceeds were used primarily for legal expenses as well as for working capital purposes. The Company also received and repaid a short term loan of $150,000 which was used for the payment of past due professional fees.

Cash Provided from Discontinued Operations

On December 24, 2009, the Company received $18,000,000 from the sale of EOIR and related settlement agreement. From that amount, the Company paid $3,333,887 directly relating to contractual obligations from the sale of EOIR and costs associated with the subsequent arbitration and settlement agreement.

Sources of Liquidity

During the six months ended December 31, 2009, we satisfied our operating and investing cash requirements from cash reserves and from the sale of Series D Redeemable Convertible Preferred Stock, a short term loan and the receipt of $18,000,000 from the settlement agreement with EOIR Holdings, Inc.

Subsequent to the capital distribution, on January 15, 2010, which accounted for the majority of the proceeds received from the settlement agreement,, the Company continues to expand its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2010. In addition, the Company is aggressively cutting costs and the Company’s Chief Executive Officer has voluntarily reduced his compensation by approximately 27%. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2009, Technest had warrants outstanding for the purchase of 649,286 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into in the wake of a previously reported binding arbitration decision awarding Technest $23 million for breach of the Stock Purchase Agreement between the parties.  The details of the Settlement Agreement were filed as Exhibit 10.1 to a Current Report on Form 8-K on October 29, 2009. On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.

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

Technest has had net operating losses each year since its inception. As of December 31, 2009, our accumulated deficit was approximately $17 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Currently, Southridge Partners LP owns 56.57% of the shares of Technest Common Stock, with a total of 18,223,156 shares of Technest Common Stock. Aberdeen Avenue LLC beneficially owns 15.77% of the shares of Technest Common Stock, with a total of 5,089,421 shares of Technest Common Stock. Southshore Capital Fund Ltd. beneficially owns 3.32% of the shares of Technest Common Stock, with a total of 1,072,257 shares of Technest Common Stock. Stephen Hicks, one of our directors, is deemed to beneficially own the shares of Technest Common Stock beneficially owned by Southridge Partners LP, Aberdeen Avenue LLC, Southshore Capital Fund Ltd. and Garth LLC. Including the shares of Technest Common Stock beneficially owned by these entities, along with those shares directly owned by Mr. Hicks and the shares owned by Trillium Partners, LP, Mr. Hicks is deemed to beneficially own 78.45% of the shares of Technest Common Stock, with a total of 25,317,455 shares of Technest Common Stock. Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

A very small number of investors collectively owned approximately 78.45% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Currently, we have a significant number of shares that are eligible for public resale. Our common stock is thinly traded. The public resale of these shares may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Our stock price has been volatile. From January 2006 to December 2009, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

Amendments to Series A Convertible Preferred Stock and Series C Convertible Preferred Stock Certificates of Designation

On December 10, 2009, all of the Board of Directors of Technest Holdings, Inc. (“Technest”) and all of the holders of the outstanding Technest Series A Convertible Preferred Stock (“Series A”) and Technest Series C Convertible Preferred Stock (“Series C”) approved amendments to each of the Series A Certificate of Designation and the Series C Certificate of Designation (the “Amendments”), respectively. The Certificates of Designation for the Series A and Series C provided that a holder of such preferred stock could not convert its preferred stock if upon such conversion, that holder, together with its affiliates, would beneficially own more than 4.99% of the outstanding shares of Technest Common Stock, subject to certain waiver requirements.  The Series C Certificate of Designation further restricted a holder’s ability to convert its preferred stock if such holder, together with its affiliates, would beneficially own more than 9.99% of the outstanding shares of Technest Common Stock and such restriction could not be waived.  The Amendments removed these restrictions.

The foregoing summary of the Certificates of Designation and the Amendments is qualified in its entirety by reference to the full text of (i) the Series A Certificate of Designation, which was filed as Exhibit 4.1 to a current report on Form 8-K filed on February 14, 2005 and is incorporated by reference herein, (ii) the Series C Certificate of Designation, which was filed as Exhibit 4.8 to a current report on Form 8-K filed on February 15, 2005 and is incorporated by reference herein, and (iii) the Amendments to the Series A Certificate of Designation and the Series C Certificate of Designation, which were filed as Exhibits 4.4 and 4.5 to a current report on Form 8-K filed on December 14, 2009 and are incorporated by reference herein.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Series A Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on February 8, 2005.		8-K	February 14, 2005	4.1
4.2	Technest Series C Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada on February 14, 2005.		8-K	February 15, 2005	4.8
4.3	Technest Series D 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada on October 1, 2008.		10-KSB	October 2, 2008	4.18
4.4	Amendments to Technest Series A Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009.		8-K	December 14, 2009	4.4
4.5	Amendments to Technest Series C Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009.		8-K	December 14, 2009	4.5
10.1	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009.		8-K	October 29, 2009	10.1
10.2	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated December 2009.		8-K	December 14, 2009	10.1
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Series A Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on February 8, 2005.		8-K	February 14, 2005	4.1
4.2	Technest Series C Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada on February 14, 2005.		8-K	February 15, 2005	4.8
4.3	Technest Series D 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada on October 1, 2008.		10-KSB	October 2, 2008	4.18
4.4	Amendments to Technest Series A Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009.		8-K	December 14, 2009	4.4
4.5	Amendments to Technest Series C Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009.		8-K	December 14, 2009	4.5
10.1	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009.		8-K	October 29, 2009	10.1
10.2	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated December 2009.		8-K	December 14, 2009	10.1
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 16, 2010	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and President

Date: February 16, 2010	By:	/s/ Nitin V. Kotak
Nitin V. Kotak
Chief Financial Officer