Form 10-Q
period 2010-03-31
TECHNEST HOLDINGS INC
filed 2010-05-14
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

As of May 14, 2010, there were 32,678,056 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2010

		Page

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2010 and June 30, 2009	3-4

	Consolidated Statements of Operations for the Nine Months Ended March 31, 2010 and 2009	5

	Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	6

	Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2010	7-8

	Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and 2009	9-10

	Notes to Condensed Consolidated Financial Statements	11

Item 2.	Management’s Discussion and Analysis or Plan of Operation	18

Item 4T.	Controls and Procedures	22

PART II.	OTHER INFORMATION	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities	29

Item 6.	Exhibits	29

Signatures		30

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

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND JUNE 30, 2009

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$177,420	$5,567
Accounts receivable	170,518	260,381
Inventory and work in process	27,779	26,745
Restricted cash	15,000	216,697
Prepaid expenses and other current assets	130,197	750,013
Assets related to discontinued operations	4,846,366	22,948,333
Total Current Assets	5,367,280	24,207,736

Property and Equipment – Net of accumulated depreciation $112,174 and $94,703	23,001	37,363

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,625,046 and $1,420,740	147,822	322,173
Goodwill	4,876,038	4,876,038
Total Other Assets	5,052,385	5,226,736

Total Assets	$10,442,666	$29,471,835

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$402,862	$745,159
Accrued expenses and other current liabilities	340,588	626,381
Accrued state income taxes	293,091	293,091
Liabilities related to discontinued operations	1,061,404	5,246,838
Total Current Liabilities	2,097,945	6,911,469

Total Liabilities	2,097,945	6,911,469

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (concluded)

	March 31, 2010	June 30, 2009
	(Unaudited)
Series D Redeemable, Convertible Preferred Stock - $.0001 par value;

3,000 shares authorized; -0- and 1,640 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	-	1,690,483

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized; -0- and 64.325 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized; -0- and 402,301 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	-	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;32,272,091 and 20,676,739 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	32,271	20,675
Additional paid-in capital	25,852,329	37,032,781
Accumulated deficit	(17,320,728)	(16,183,975)
Total Technest Holdings, Inc. Stockholders’ Equity	8,563,872	20,869,883

Non controlling interest	(219,151)	-
Total Stockholders’ Equity	8,344,721	20,869,883

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$10,442,666	$29,471,835

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$1,701,847	$1,854,263

Cost of Revenues	856,725	1,039,431

Gross Profit	845,122	814,832

Operating Expenses
Selling, general and administrative	1,453,107	1,785,439
Research and development	114,034	148,241
Amortization of intangible assets	204,305	243,555
Total Operating Expenses	1,771,446	2,177,235

Operating Loss from Continuing Operations	(926,324)	(1,362,403)

Other Income (Expense), Net
Other income (expense)	6,921	(3,186)
Interest expense	(34,731)	-
Interest income	119,493	-
Total Other Income (Expense), Net	91,683	(3,186)

Loss from Continuing Operations before Income Taxes	(834,641)	(1,365,589)
Income tax benefit	-	334,212
Net Loss from Continuing Operations	(834,641)	(1,031,377)

Discontinued Operations
Loss on discontinued operations	(521,263)	-
Net Loss from Discontinued Operations	(521,263)	-

Net Loss	(1,355,904)	(1,031,377)

Net Loss Attributable to Non-Controlling Interest	219,151	-
Net Loss Attributable to Technest Holdings, Inc.	(1,136,753)	(1,031,377)

Deemed Dividend to Preferred Stockholders - Series D	(291,306)	(1,137,681)

Net Loss Applicable to Common Shareholders	$(1,428,059)	$(2,169,058)

Basic and Diluted Loss Per Common share
From continuing operations attributable to Technest Holdings, Inc.	$(0.04)	$(0.11)
From discontinued operations attributable to Technest Holdings, Inc.	$(0.02)	$-
Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.11)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	25,622,607	20,662,486

Cash Dividends Per Common Share	$0.407	-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$575,832	$639,100

Cost of Revenues	302,241	363,532

Gross Profit	273,591	275,568

Operating Expenses
Selling, general and administrative	473,758	628,372
Research and development	43,190	36,305
Amortization of intangible assets	41,935	81,185
Total Operating Expenses	558,883	745,862

Operating Loss from Continuing Operations	(285,292)	(470,294)

Other Income (Expense), Net
Other income (expense)	-	81
Interest income	30,389	-
Total Other Income (Expense), Net	30,389	81

Loss from Continuing Operations before Income Taxes	(254,903)	(470,213)
Income tax benefit	-	96,612
Net Loss from Continuing Operations	(254,903)	(373,601)

Discontinued Operations
Loss on discontinued operations	(207)	-
Net Loss from Discontinued Operations	(207)	-

Net Loss	(255,110)	(373,601)

Net Loss Attributable to Non-Controlling Interest	79,130	-
Net Loss Attributable to Technest Holdings, Inc.	(175,980)	(373,601)

Deemed Dividend to Preferred Stockholders - Series D	-	(16,250)

Net Loss Applicable to Common Shareholders	$(175,980)	$(389,851)

Basic and Diluted Loss Per Common share
From continuing operations attributable to Technest Holdings, Inc.	$(0.01)	$(0.02)
From discontinued operations attributable to Technest Holdings, Inc.	$-	$-
Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	32,272,091	20,676,211

Cash Dividends Per Common Share	$0.407	-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(Unaudited)

			Series A		Series C
			Convertible		Convertible
	Common stock		Preferred stock		Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - June 30, 2009	20,676,739	$20,675	64	$-	402,301	$402

Issuance of restricted stock as payment for accrued expenses	754,535	755	-	-	-	-

Accretion of Series D redeemable convertible preferred stock to redemption value	-	-	-	-	-	-

Beneficial conversion feature on Series D redeemable convertible preferred stock	-	-	-	-	-	-

Accretion of dividend on Series D redeemable convertible preferred stock	-	-	-	-	-	-

Issuance of restricted stock upon conversion of Series A convertible preferred stock	304,578	305	(64)	-	-	-

Issuance of restricted stock upon conversion of Series C convertible preferred stock	402,294	402	-	-	(402,301)	(402)

Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	10,133,945	10,134	-	-	-	-

Dividend payable	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-

Balance - March 31, 2010	32,272,091	$32,271	-	$-	-	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2010 (concluded)
(Unaudited)

	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Capital	Deficit	Interest	Equity
	Amount	Amount	Amount	Amount

Balance - June 30, 2009	$37,032,781	(16,183,975)	$-	$20,869,883

Issuance of restricted stock as payment for accrued expenses	124,245	-	-	125,000

Accretion of Series D redeemable convertible preferred stock to redemption value	(255,000)	-	-	(255,000)

Beneficial conversion feature on Series D redeemable convertible preferred stock	105,000	-	-	105,000

Accretion of dividend on Series D redeemable convertible preferred stock	(36,306)	-	-	(36,306)

Issuance of restricted stock upon conversion of Series A convertible preferred stock	(305)	-	-	-

Issuance of restricted stock upon conversion of Series C convertible preferred stock	-	-	-	-

Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	2,016,655	-	-	2,026,789

Dividend payable	(13,134,741)	-	-	(13,134,741)

Net Loss	-	(1,136,753)	(219,151)	(1,355,904)

Balance - March 31, 2010	$25,852,329	$(17,320,728)	$(219,151)	$8,344,721

See notes to condensed consolidated financial statements

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:

Net loss	$(1,355,904)	$(1,031,377)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	17,471	25,422
Amortization of intangible assets	204,305	243,555
Stock based compensation to employees and directors	-	110,854
Non-cash interest income related to discount accretion	(91,805)	-
Loss on sale of equipment	-	5,974
Deferred income tax benefit	-	(334,212)
Changes in operating assets and liabilities:
Accounts receivable	89,863	436,124
Unbilled receivables	-	23,888
Inventory and work in process	(1,034)	8,098
Restricted cash	201,697	18,606
Deposits and prepaid expenses and other current assets	(37,957)	53,371
Accounts payable	(286,529)	375,930
Accrued expenses and other current liabilities	71,237	(531,723)
Net Cash Used In Operating Activities	(1,188,656)	(595,490)

Cash Flows From Investing Activities:
Purchase of equipment	(3,109)	-
Proceeds from sale of equipment	-	1,728
Registration of new definite lived intangible assets	(29,954)	(11,802)
Net Cash Used In Investing Activities	(33,063)	(10,074)

Cash Flows From Financing Activities:
Proceeds from short term note	150,000	-
Repayment of short term note	(150,000)	-
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	150,000	650,000
Net Cash Provided by Financing Activities	150,000	650,000

Net (Decrease)/Increase In Cash and Cash Equivalents from Continuing Operations	(1,071,719)	44,436

Cash Flows From Discontinued Operations:
Operating activities - accounts payable and accrued expenses	(3,621,687)	-
Investing activities - proceeds from settlement on sale of EOIR	18,000,000	-
Financing activities - return of capital dividend payment	(13,134,741)
Net Increase in Cash and Cash Equivalents from Discontinued Operations	1,243,572	-

Net Increase in Cash and Cash Equivalents	171,853	44.436

Cash and Cash Equivalents - Beginning of Period	5,567	76,761

Cash and Cash Equivalents - End of Period	$177,420	$121,197

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest	$30,000	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$125,000	$-
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$105,000	$455,000
Accretion of Series D Redeemable, Convertible Preferred Stock to Redemption Value	$255,000	$1,105,000
Accrued dividend on Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$36,306	$32,681
Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$2,026,789	$-

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
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

Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded Technest $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the first quarter of 2011. During the three and nine months ended March 31, 2010, the Company accreted into interest income a total of $30,345 and $91,805, respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at March 31, 2010.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09) which provides that the Company is not required to disclose the date through which subsequent events have been evaluated but is required to evaluate subsequent events through the date that the financial statements are issued. These amendments in this Update were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders.

As a result of the Settlement Agreement, Technest adjusted the related assets and liabilities in the nine months ended March 31, 2010 to reflect the terms of the Settlement Agreement including netting the liability of $859,137 due to LLC as a working capital adjustment on the sale of EOIR and the interest receivable of $722,070 recorded previously in accordance with the arbitration ruling. The Company has recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the first calendar quarter of 2011.  During the three and nine months ended March 31, 2010, the Company accreted into interest income a total of $30,345 and $91,805, respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at March 31, 2010.

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

The loss on discontinued operations for the three and nine months ended March 31, 2010 was $207 and $521,263, respectively, which is primarily attributable to legal expenses incurred in connection with the arbitration and settlement process. The Company expects to incur only minor additional legal expenses associated with this matter and these expenses will be charged to discontinued operations as they are incurred.

4.	TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three and nine months ended March 31, 2010, the Company allocated approximately $170,521 and $523,436, respectively, of such expenses to Technest, Inc.

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

On July 1, 2009, the Company adopted new guidance in accordance with the Accounting Standards Codification section 810-10 related to its non-controlling interest in Technest, Inc.  The non-controlling interest in the net loss for the three and nine months ended March 31, 2010 was $79,130 and $219,151, respectively.  In the three and nine months ended March 31, 2010, had the previous accounting guidance been applied, the Company’s net loss applicable to common stockholders would have been $255,110 (or $0.01 per share) and $1,647,210 (or $0.06 per share), respectively.

5.	DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	March 2010	Useful life (years)
Patents - commercialized technology	$440,000	5
Patents - other	202,868	15
Customer relationships and contracts	1,130,000	5
Accumulated amortization	(1,625,046)
Net definite-lived intangible asset	$147,822

Amortization expense was $204,305 and $243,555 for the nine months ended March 31, 2010 and 2009, respectively.

6.	AMERICAN ASSET FINANCING

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

The Company has determined that as of the date of issuance there was a beneficial conversion feature of $105,000 for the fiscal 2010 issuance. Since the Series D Preferred is redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance. This resulted in a deemed dividend in the amount of $255,000 in fiscal 2010 prior to conversion.  The carrying value was further adjusted by additional dividends earned prior to conversion.  Total dividends accrued in 2010 on all outstanding Series D Preferred amounted to $36,305.  Cumulative accrued dividends on all outstanding Series D Preferred immediately prior to conversion amounted to $86,789.

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

Other Common Stock Issuances

During the nine months ended March 31, 2010, the Company issued the following amounts of common stock:

●
754,535 shares of its Common Stock with a fair value of $125,000 to five non-employee directors of the Company as compensation for service on the Company’s Board of Directors for the period July 1, 2008 to September 30, 2009.

The Company has established a reserve for the exercise of warrants of 275,000 shares for the future issuance of common stock.

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

Options

No options were granted pursuant to the Plan during the periods ended March 31, 2010 and 2009 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued in the period ended March 31, 2010.  On February 14, 2010, 374,286 warrants expired without being exercised.  No warrants were issued, exercised or expired in the period ended March 31, 2009.

The following table summarizes the Company's warrants outstanding at March 31, 2010:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000

Weighted average remaining life			1.9 years

As of March 31, 2010 all warrants are exercisable.  There is no aggregate intrinsic value for warrants outstanding as of March 31, 2010.

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

Total stock-based compensation related to shares that vested in the nine months ended March 31, 2010 and 2009 was $0 and $110,854, respectively.

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan to 2,000,000 shares from 1,000,000 shares

As of March 31, 2010, the Company had 621,115 shares available for future grant under the Plan.

11.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2010 and 2009, consist of the following:

	Shares Potentially Issuable
	2010	2009

Series A Convertible Preferred Stock	-	306,047
Series C Convertible Preferred Stock	-	402,301
Series D Redeemable, Convertible, Preferred Stock	-	6,663,405
Warrants	275,000	649,286
Total	275,000	8,021,039

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $16,053, increasing annually by 3%.

Rent expense for continuing operations in the three and nine months ended March 31, 2010 was $46,755 and $140,265, respectively. Rent expense for continuing operations in the three and nine months ended March 31, 2009 was $37,010 and $141,072, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

13.	INCOME TAXES

There was no provision for federal or state income taxes for the three and nine months ended March 31, 2010 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of March 31, 2010, the Company had a valuation allowance of $3,045,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain. In the nine months ended March 31, 2010, there was no change in the valuation allowance.   As of March 31, 2010, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of  $4,273,000 which begin to expire in 2024.

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

Contributions and other costs of this plan in the three and nine months ended March 31, 2010 were $27,345 and $81,690, respectively. Contributions and other costs of this plan in the three and nine months ended March 31, 2009 were $25,620 and $75,043, respectively.

15.	LITIGATION

As discussed in Notes 1 and 3, litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009.

16.	SUBSEQUENT EVENTS

On May 10, 2010 the Company issued 405,965 shares of its Common Stock with an aggregate value of $50,000 to five non-employee directors of the company as compensation for service on the Company’s board of directors for the period October 1, 2009 to March 31, 2010.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial nine months ending March  31, 2010 should be read together with our financial statements and related notes included elsewhere in this report.

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

Three and nine months ended March 31, 2010 compared with the three and nine months ended March 31, 2009

Revenues

Technest had $575,832 in revenues during the three months ended March 31, 2010 compared with $639,100 during the three months ended March 31, 2009. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature these revenues do not consistently accrue from quarter to quarter. At March 31, 2010, the Company’s backlog of funded contracts was approximately $1.9 million. The revenue for the three months ended March 31, 2009 included the sale of 21 WellCam units. There were no sales of these units in the three months ended March 31, 2010 which is the main reason for the decrease in revenue for the quarter.

Technest had $1,701,847 in revenues during the nine months ended March 31, 2010 compared with $1,854,263 during the nine months ended March 31, 2009. The primary reason for the reduction in revenues were non-recurring sales of  42 Wellcam units in the nine months ended March 31, 2009.

Gross profit

The gross profit for the three months ended March 31, 2010 was $273,591 or 48% of revenues. The gross profit for the three months ended March 31, 2009 was $275,568 or 43% of revenues.  Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.

The gross profit for the nine months ended March 31, 2010 was $845,122 or 50% of revenues. The gross profit from continuing operations for the nine months ended March 31, 2009 was $814,832 or 44% of revenues. The nine months ended March 31, 2009 included certain firm fixed price contracts that had a lower than average gross profit.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months and nine months ended March 31, 2010 were $473,758 and $1,453,107, respectively, and consisted primarily of payroll related expenses, professional fees and rent.  Selling, general and administrative expenses for the three months and nine months ended March 31, 2009 were $628,372 and $1,785,439, respectively, and consisted primarily of payroll related expenses and professional fees. The Company continues to reduce operating costs where appropriate.

Research and Development

In the three months and nine months ended March 31, 2010 the Company incurred $43,190 and $114,034, respectively, in development expenses associated with its three dimensional camera products.

In the three months and nine months ended March 31, 2009 the Company incurred $36,305 and $148,241, respectively, in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the three months and nine months ended March 31, 2010 was $41,935 and $204,305, respectively.  Amortization of intangible assets for the three months and nine months ended March 31, 2009 was $81,185 and $243,555 respectively.  The amortization for the three and nine months ended March 31, 2010 is lower because some of the intangible assets have become fully amortized in February, 2010.  The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the three months ended March 31, 2010 was $285,292 compared with $470,294 for the three months ended March 31, 2009.

The operating loss before taxes from continuing operations for the nine months ended March 31, 2010 was $926,324 compared with $1,362,403 for the nine months ended March 31, 2009.

Discontinued Operations

The net loss from discontinued operations for the three months and nine months ended March 31, 2010 was $207 and $521,263. This was entirely attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three months and nine months ended March 31, 2010 was $175,980 and $1,428,059, respectively.  Included in the net loss for three months and nine months ended March 31, 2010 are non-cash deemed dividends of $-0- and $291,306, respectively, related to Series D Redeemable, Convertible Preferred Stock.

The net loss attributable to common shareholders for the three months and nine months ended March 31, 2009 was $389,851 and $2,169,058, respectively. Included in the net loss for three months and nine months ended March 31, 2009 are non-cash deemed dividends of $16,250 and $1,137,681, respectively, related to Series D Redeemable, Convertible Preferred Stock.

Liquidity and Capital Resources

Cash and Working Capital

On March 31, 2010, Technest had a positive working capital balance of $3,269,335 due primarily to the remaining amount due under the Settlement Agreement related to the sale of EOIR. Our primary source of operating cash flows was payments from our customers. Payments from customers are based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash used in operating activities for the nine months ended March 31, 2010 was $1,188,656 compared with net cash used in operating activities of $595,490 for the nine months ended March 31, 2009 as the Company incurred $521,263 of non recurring litigation related expenditures against EOIR Holdings and also reduced its accounts payable and accruals relating to operating activities by $215,292. This was partially off set by the release of restricted cash of $201,697 and a reduction in accounts receivable of $89,863.

Cash Used in Investing Activities

In the nine months ended March 31, 2010, Technest used cash of $29,954 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  Technest also used $3,109 for purchase of new equipment.

Cash Provided by Financing Activities

In the nine months ended March 31, 2010, the Company received $150,000 related to the issuance of its Series D Preferred Stock. These proceeds were used primarily for legal expenses as well as for working capital purposes. The Company also received and repaid a short term loan of $150,000 which was used for the payment of past due professional fees.

Cash Provided from Discontinued Operations

On December 24, 2009, the Company received $18,000,000 from the sale of EOIR and related settlement agreement. From that amount, the Company paid $3,621,687 directly relating to contractual obligations from the sale of EOIR and costs associated with the subsequent arbitration and settlement agreement.  On January 15, 2010, the Company paid $13,134,741 towards a return of capital dividend.

Sources of Liquidity

During the nine months ended March 31, 2010, we satisfied our operating and investing cash requirements from cash reserves and from the sale of Series D Redeemable Convertible Preferred Stock, a short term loan and the receipt of $18,000,000 from the settlement agreement with EOIR Holdings, Inc.

Subsequent to the capital distribution, on January 15, 2010, which accounted for the majority of the proceeds received from the settlement agreement, the Company continues to expand its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2010. In addition, the Company is aggressively cutting costs and the Company’s Chief Executive Officer has voluntarily reduced his compensation by approximately 27%. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2010, Technest had warrants outstanding for the purchase of 275,000 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Technest has had net operating losses each year since its inception. As of March 31, 2010, our accumulated deficit was approximately $17.3 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

As of May 14, 2010, Southridge Partners LP owns 41.86% of the shares of Technest Common Stock, with a total of 13,679,166 shares of Technest Common Stock. Aberdeen Avenue LLC beneficially owns 15.57% of the shares of Technest Common Stock, with a total of 5,089,421 shares of Technest Common Stock. Southshore Capital Fund Ltd. beneficially owns 3.28% of the shares of Technest Common Stock, with a total of 1,072,257 shares of Technest Common Stock. Stephen Hicks, one of our directors, is deemed to beneficially own the shares of Technest Common Stock beneficially owned by Southridge Partners LP, Aberdeen Avenue LLC, Southshore Capital Fund Ltd. and Garth LLC. Including the shares of Technest Common Stock beneficially owned by these entities, along with those shares directly owned by Mr. Hicks and the shares owned by Trillium Partners, LP, Mr. Hicks is deemed to beneficially own 63.82% of the shares of Technest Common Stock, with a total of 20,854,658 shares of Technest Common Stock. Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

A very small number of investors collectively owned approximately 63.82% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2006 to March 2010, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

ITEM 2. Unregistered Sales of Equity Securities

Director Fees

On May 10, 2010, Technest issued 81,193 shares of its Common Stock (authorized by the Board on April 30, 2010)  to each of its non-employee directors for a total of 405,965 shares under  its 2006 Stock Award Plan as compensation for their services as directors during the quarters ended December 31, 2009 and March 31, 2010.  The issuance and sale of the securities were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The form of Non-Employee Director Restricted Stock Agreement entered into between Technest and each non-employee director is filed herewith as Exhibit 10.1 and is incorporated by reference herein.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated May 2010.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: May 14, 2010	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and President

Date: May 14, 2010	By:	/s/ Nitin V. Kotak
Nitin V. Kotak
Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
10.1	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated May 2010.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X