Form 10-K
period 2010-06-30
TECHNEST HOLDINGS INC
filed 2010-09-28
CIK 1077800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes   ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2009 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $3,013,720

*
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

32,678,056 shares as of September 20, 2010, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

TECHNEST HOLDINGS, INC.
FORM 10-K
TABLE OF CONTENTS
June 30, 2010

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

PART I

Item 1. Description of Business

Recent Developments

Sale of EOIR Technologies, Inc.

On October 26, 2009, Technest entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time (see Note 3 to the consolidated financial statements for additional information).

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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second calendar quarter of 2011. During the year ended June 30, 2010, the Company accreted into interest income a total of $107,219 related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at June 30, 2010.

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
-High-speed imaging processing hardware and embedded algorithms

Defense and Security - 3D-ID

Our major products consist of our 3D SketchArtist, and 3D FaceCam, Portable MVR, OmniEye™ Wellcam, and Small Tactical Ubiquitous Detection System (STUDS).

3D SketchArtist is a three-dimensional composite sketch tool that uses our patented three-dimensional morphing technology. The tool allows you to transform ordinary two-dimensional sketches into rapidly evolving mock-ups that can be modified via facial features, poses, expressions, and lighting in seconds

3D FaceCam changes the way we capture photographs. The 3D FaceCam uses three sensors to create precise, complete 3D face images at light speed. By capturing the very highly detailed geometric and texture information on a face, the 3D FaceCam overcomes a photo’s traditional limitations of pose, lighting, and expression. Capture speed is less than half a second, enabling rapid processing of large numbers of people. 3D FaceCam is also highly accurate, making 3D FaceCam ideal for facial recognition. 3D FaceCam is currently being evaluated by certain correctional facilities for use with inmates and visitors.

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

Technest Business Strategy

The Company is currently reviewing its strategic options and focusing on 3D access control and facial recognition for law enforcement and detention centers.

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

 On October 26, 2009, Technest entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time (see Note 3 to the consolidated financial statements for additional information). Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded Technest $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second quarter of calendar 2011. During the year ended June 30, 2010, the Company accreted into interest income a total of $107,219 related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at June 30, 2010.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. We own 21 U.S. patents and have 10 patents pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Sales and Marketing

Our current marketing efforts are focused on: (1) federal government agencies; and (2) commercial security applications. These marketing duties are divided among senior management.

Manufacturing

Our primary manufacturing facilities are located in Bethesda, Maryland.

Employees

As of September 15, 2010, Technest had a total of 14 employees. We believe our future success will depend upon the continued service of our key technical and senior management personnel and upon our continued ability to attract and retain highly qualified technical and managerial personnel. None of our employees is represented by a labor union. We have never experienced a work stoppage and consider our relationship with our employees to be good.

Item 2. Description of Property

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011.  Monthly lease amounts for this facility total approximately $16,053.

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

Calendar Year	High	Low
2008
First Quarter	$0.62	$0.31
Second Quarter	$0.51	$0.31
Third Quarter	$0.45	$0.24
Fourth Quarter	$0.25	$0.05

2009
First Quarter	$0.30	$0.05
Second Quarter	$0.20	$0.10
Third Quarter	$0.40	$0.15
Fourth Quarter	$0.62	$0.25

2010
First Quarter	$0.51	$0.06
Second Quarter	$0.14	$0.05

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. As of September 23, 2010, there were approximately 315 record holders of our common stock.

Following the settlement agreement with EOIR Holdings entered into in connection with the sale of EOIR Technologies, Inc., on December 23, 2009, Technest’s board of directors declared a special “return of capital” cash distribution of $0.407 per share of common stock. The cash dividend was paid on January 15, 2010 to shareholders of record as of January 4, 2010. Other than this special “return of capital” cash distribution, we have not paid any cash dividends on our common stock in the past. The payment of any cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the board.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2010, which is the fourth quarter of our fiscal year.

Item 7.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2010 and 2009 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” beginning on page 17 of this annual report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-K, speak only as of June 30, 2010 and we undertake no obligation to update or revise the statements in light of future developments.

Year ended June 30, 2010 compared with the year ended June 30, 2009

Revenues

Technest had $2,699,532 in revenues from continuing operations during the year ended June 30, 2010 compared with $2,482,726 during the year ended June 30, 2009. These revenues were largely generated by Small Business Innovation Research Grants in the field of 3-dimensional imaging. At June 30, 2010, the Company’s backlog of funded contracts was approximately $1.0 million. However, since then, the Company has been awarded a further funded contract for $0.8 million.

Gross profit

The gross profit from continuing operations for the year ended June 30, 2010 was $1,448,273 or 54% of revenues. The gross profit from continuing operations for the year ended June 30, 2009 was $1,148,830 or 46% of revenues. Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ. In the year ended June 30, 2010, the Company billed approximately $84,000 representing the difference between provisional indirect cost rates for the fiscal year 2009 and final rates resulting from the submission to the Defense Contract Audit Agency (DCAA) of the annual Incurred Cost report for the year ended June 30, 2009.   During the year ended June 30, 2010, the Company also started billing at the increased provisional indirect cost rates for fiscal 2010 approved by the DCAA in May 2010.  These actions accounted for the increased profitability in fiscal 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2010 were $1,871,033 compared $2,142,630 for the year ended June 30, 2009.  These consisted primarily of payroll related expenses, professional fees and rent.  The Company continues to reduce operating costs where appropriate.

Certain general and administrative expenses of the Company that are associated with EOIR totaling approximately $521, 263 and $2,723,747 in the years ended June 30, 2010 and 2009, respectively, have been included in the net loss from discontinued operations.  These expenses included legal and other costs associated with the EOIR arbitration hearing.

Research and development

In the year ended June 30, 2010, the Company incurred $146,952 in development expenses associated with its three dimensional camera products.

In the year ended June 30, 2009, the Company incurred $192,349 in development expenses associated with its EARCAD, 3D scanner and SketchArtist products.

Amortization of intangible assets

Amortization of intangible assets for the year ended June 30, 2010 was $206,990 compared with $324,741 for the year ended June 30, 2009.  Certain intangible assets were fully amortized in February, 2010.  The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the year ended June 30, 2010 was $776,702 compared with $1,510,890 for the year ended June 30, 2009.

Other (expenses) income

In the year ended June 30, 2010, the Company accreted $107,219 as interest income related to the discount on the $5 million receivable on the sale of EOIR and recorded approximately $27,590 as interest income as a result of the final settlement of the receivable on the sale of EOIR.  During the year the Company paid $30,000 towards interest to American Asset Finance, LLC, upon repayment of the short term note issued to them.

In the year ended June 30, 2009, the Company recorded $722,071 as interest income as a result of the unanimous arbitration award that the Company received over EOIR Holdings LLC.

Discontinued Operations

The net loss from discontinued operations in the year ended June 30, 2010 was $597,988 compared with a net loss of $2,209,506 in the year ended June 30, 2009. The loss in the year ended June 30, 2010 was attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC and a provision for taxes of $76,725 related to state taxes which were not able to be offset by state net operating losses as a result of the Company’s use of the installment method related to the gain on the sale of EOIR.  The loss in the year ended June 30, 2009 was attributable to costs incurred with the arbitration against EOIR Holdings LLC offset by a tax benefit of $565,909 resulting from the Company incurring additional expenses in the year related to the EOIR arbitration hearing that are expected to reduce the taxable gain from the sale of EOIR.

Net loss applicable to common shareholders

The net loss applicable to common stockholders for the year ended June 20, 2010 was $1,390,517 in comparison with a net loss of $4,389,466 applicable to common shareholders for the year ended June 30, 2009. Included in the net loss for the years ended June 30, 2010 and 2009 are non-cash deemed dividends of $291,305 and $1,386,484, respectively, related to Series D Redeemable, Convertible Preferred Stock.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2010, Technest had a positive working capital balance of $3,417,755 due primarily to the remaining amount due under the Settlement Agreement related to the sale of EOIR. The working capital balance relating solely to continuing operations was a negative balance of ($367,208).  Our primary source of operating cash flows was payments from our customers.  Payments from customers are based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses and professional fees.  The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash used in operating activities for the year ended June 30, 2010 was $1,081,972 compared with net cash of $881,118 used in operating activities for the year ended June 30, 2009. The main drivers of working capital changes were: release of restricted cash in the amount of $201,697, improvements in the collection of receivables in the amount of $97,313 together with a reduction in the amounts due to vendors and accruals of $170,693, an increase of unbilled receivables in the amount of $104,569, an increase in prepaid expenses and other current assets of $37,826 and an increase in accrued income taxes of $76,725. Net cash used in operating activities for the year ended June 30, 2009 includes a legal settlement of $600,000 related to the litigation with Deer Creek.

Cash Used in Investing Activities

In the year ended June 30, 2010, Technest used cash of $28,414 for the acquisition of new definite-lived intangible assets representing costs associated with filing for new patents.  Technest also used $3,109 for the purchase of new equipment.

Cash Provided by Financing Activities

In the year ended June 30, 2010, the Company received $150,000 related to the issuance of its Series D Preferred Stock. These proceeds were used primarily for legal expenses. The Company also received and repaid a short term loan of $150,000 which was used for the payment of past due professional fees.

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

Sources of Liquidity

During the year ended June 30, 2010, we satisfied our operating and investing cash requirements from cash reserves and from the sale of Series D Redeemable Convertible Preferred Stock, a short term loan and the receipt of $18,000,000 from the settlement agreement with EOIR Holdings, Inc.

The Company continues to expand its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2011. In addition, the Company is aggressively cutting costs and the Company’s Chief Executive Officer has voluntarily reduced his compensation by approximately 27%. As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Commitments and Contingencies

Facilities

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $16,053.

Legal

The litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009, as previously discussed.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2010, Technest had warrants outstanding for the purchase of 275,000 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in price has had or will have a material effect on operations.

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

Impairment of Goodwill

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Accounting guidance requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized and requires a two-step impairment test for goodwill and intangible assets with indefinite lives. The first step is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

To estimate the fair value of its reporting unit containing the goodwill, the Company utilizes a discounted cash flow model. Other valuation methods, such as a comparable company analysis, are used to corroborate the discounted cash flow analysis performed at the reporting unit.  In estimating fair value, management relies on and considers a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins, overhead expenses, perpetual growth rates, discount rate, and market data and analysis, including market capitalization.

The Company estimated a growth rate for its government contract business based on historical growth rates, current contract backlog and anticipated future contracts.  As this work generally has low operating profit margins, the Company’s fair value estimate is not sensitive to changes in the estimated growth rate of the government contract business.  To estimate the growth in the Company’s 3D Access Control product, the Company prepared a bottom up revenue forecast including estimates of the number of customers acquired, quantities purchased per customer and sales price per unit.  The Company’s revenue forecast assumes five years of customer acquisitions with the number of customers remaining level after that. The Company’s fair value estimate is very sensitive to changes in the number of customers, especially in the last year of the forecast (Year 5).  A decrease of more than 10% in the Year 5 forecast would cause the estimated fair value of the reporting unit to no longer exceed the carrying value of the net assets.  The later years in a forecast are inherently more difficult to accurately predict.  However, the Company believes that its current estimates of sales and number of customers are conservative and includes all information reasonably available to the Company.  The fair value estimate is also very sensitive to changes in the discount rate used to discount estimated future cash flows.  The Company determined its discount rate using discount rate information originally calculated in outside valuations obtained in prior years updated by the Company for current market conditions, risk-free interest rates and the specific risk profile of the Company.  An increase in the discount rate would cause the estimated fair value of the reporting unit to no longer exceed the carrying value of the net assets.  However, the Company believes that its discount rate is conservative and includes all information reasonably available to the Company.

Technest tests its goodwill for impairment annually in its fourth quarter. Accounting principles generally accepted in the U.S. require additional testing if events or circumstances indicate that impairment may exist. As a result of the very light trading volume in the Company’s common stock, inefficiencies in investor research of small capitalization companies and the relatively small amount of shares in the public float, the Company’s book value exceeds its market capitalization. Technest performed an impairment test of the goodwill as of June 30, 2010. Based upon the impairment test performed, there was no impairment indicated for Technest’s goodwill as of June 30, 2010.  The fair value of the reporting unit containing the goodwill was determined utilizing a discounted cash flow valuation approach.

Estimated Useful Lives of Amortizable Intangible Assets

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

Revenues from time and materials contracts are recognized as costs are incurred and billed. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved. During the year ended June 30, 2010, approximately 2% of our revenue has come from firm fixed price contracts.

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

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued two related accounting pronouncements, Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, relating to revenue recognition. One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements.  For multiple-deliverable arrangements, the pronouncement eliminates the requirement that there be objective and reliable evidence of fair value of the undelivered item in order for the delivered item to be considered a separate unit of accounting.  Now, the delivered item shall be considered a separate unit of accounting if the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price of each deliverable shall be determined using vendor-specific objective evidence, if it exists; third party evidence of selling price; or if neither of those exists, the vendor shall use its best estimate of the selling price for that deliverable.

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

In February 2010, the FASB issued ASU 2010-09 which provides that the Company is not required to disclose the date through which subsequent events have been evaluated but is required to evaluate subsequent events through the date that the financial statements are issued. These amendments in this Update were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

Technest has had net operating losses each year since its inception. As of June 30, 2010, our accumulated deficit was approximately $ 17.2 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

As of September 23, 2010, Southridge Partners LP owns 40.3% of the shares of Technest Common Stock, with a total of 13,170,173 shares of Technest Common Stock. Aberdeen Avenue LLC beneficially owns 5.5% of the shares of Technest Common Stock, with a total of 1,814,782 shares of Technest Common Stock. Southridge Capital Management LLC beneficially owns 10.02% of the shares of Technest Common Stock, with a total of 3,274,639 shares of Technest Common Stock. Southridge Capital Fund Ltd. Beneficially owns 1,072,257 shares of Technest Common Stock. Stephen Hicks, one of our directors, is deemed to beneficially own the shares of Technest Common Stock beneficially owned by Southridge Partners LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd. and Garth LLC. Including the shares of Technest Common Stock beneficially owned by these entities, along with those shares directly owned by Mr. Hicks and the shares owned by Trillium Partners, LP, Mr. Hicks is deemed to beneficially own 62.23% of the shares of Technest Common Stock, with a total of 20,345,665 shares of Technest Common Stock. Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

A very small number of investors collectively owned approximately 62.23% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From January 2006 to August 2010, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $11.35 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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
Years ended June 30, 2010 and 2009
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Technest Holdings, Inc. and Subsidiaries
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Technest Holdings, Inc. and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
September 27, 2010

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30, 2010	June 30, 2009

ASSETS

Current Assets
Cash and cash equivalents	$285,644	$5,567
Accounts receivable	163,068	260,381
Unbilled receivable	104,569	-
Inventory and work in process	26,896	26,745
Restricted cash	15,000	216,697
Prepaid expenses and other current assets	145,480	750,013
Assets related to discontinued operations	4,846,367	22,948,333
Total Current Assets	5,587,024	24,207,736

Property and Equipment – Net of accumulated depreciation $118,013 and $94,703	17,162	37,363

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,627,731 and $1,420,740	143,597	322,173
Goodwill	4,876,038	4,876,038
Total Other Assets	5,048,160	5,226,736

Total Assets	$10,652,346	$29,471,835

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$417,268	$745,159
Accrued expenses and other current liabilities	320,781	626,381
Accrued state income taxes	369,816	293,091
Liabilities related to discontinued operations	1,061,404	5,246,838
Total Current Liabilities	2,169,269	6,911,469

Total Liabilities	2,169,269	6,911,469

See notes to consolidated financial statements.

(continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND 2009

	June 30, 2010	June 30, 2009

Series D Redeemable, Convertible Preferred Stock - $.0001 par value;
3,000 shares authorized; -0- and 1,640 shares issued and outstanding at June 30,
2010 and June 30, 2009, respectively (preference in liquidation of $1,690,483) at June 30, 2009)	-	1,690,483

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock - $.001 par value; 150 shares authorized;
-0- and 64.325 shares issued and outstanding at June 30, 2010 and 2009, respectively (preference in liquidation of $64,325 at June 30, 2009)	-	-
Series C Convertible Preferred Stock - $.001 par value; 1,149,425 shares authorized;
-0- and 402,301 shares issued and outstanding at June 30, 2010 and 2009, respectively (preference in liquidation of $875,005 at June 30, 2009)	-	402
Common stock - par value $.001 per share; 495,000,000 shares authorized;
32,678,056 and 20,676,739 shares issued and outstanding at June 30, 2010 and 2009, respectively	32,676	20,675
Additional paid-in capital	25,901,925	37,032,781
Accumulated deficit	(17,283,187)	(16,183,975)
Total Technest Holdings, Inc. Stockholders’ Equity	8,651,414	20,869,883

Non controlling interest	(168,337)	-
Total Stockholders’ Equity	8,483,077	20,869,883

Total Liabilities, Redeemable Preferred Stock and Stockholders’ Equity	$10,652,346	$29,471,835

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

Revenues	$2,699,532	$2,482,726

Cost of Revenues	1,251,259	1,333,896

Gross Profit	1,448,273	1,148,830

Operating Expenses
Selling, general and administrative	1,871,033	2,142,630
Research and development	146,952	192,349
Amortization of intangible assets	206,990	324,741
Total Operating Expenses	2,224,975	2,659,720

Operating Loss from Continuing Operations	(776,702)	(1,510,890)

Other Income, Net
Other income (expense)	6,921	(4,657)
Interest expense	(34,731)	-
Interest income	134,951	722,071
Total Other Income, Net	107,141	717,414

Loss from Continuing Operations before Income Taxes	(669,561)	(793,476)
Income tax benefit	-	-
Net Loss from Continuing Operations	(669,561)	(793,476)

Discontinued Operations
Loss from discontinued operations (including loss on disposal of $-0- and $2,775,415 during the years ended June 30, 2010 and 2009, respectively)	(521,263)	(2,775,415)
Income tax (expense) benefit	(76,725)	565,909
Net Loss from Discontinued Operations	(597,988)	(2,209,506)

Net Loss	(1,267,549)	(3,002,982)

Net Loss Attributable to Non-Controlling Interest	168,337	-
Net Loss Attributable to Technest Holdings, Inc.	(1,099,212)	(3,002,982)

Deemed Dividend to Preferred Stockholders - Series D	(291,305)	(1,386,484)

Net Loss Applicable to Common Shareholders	$(1,390,517)	$(4,389,466)

Basic and Diluted Loss Applicable to Common Shareholders Per Common Share
From continuing operations attributable to Technest Holdings, Inc.	$(0.03)	$(0.10)
From discontinued operations attributable to Technest Holdings, Inc.	$(0.02)	$(0.11)
Net Loss Applicable to Common Shareholder Per Share - Basic and Diluted	$(0.05)	$(0.21)
Weighted Average Number of Common Shares Outstanding
Basic and diluted	27,337,016	20,662,486

Cash Dividends Per Common Share	$0.407	$-

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common stock		Series A Convertible Preferred stock		Series C Convertible Preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance - July 1, 2008	20,505,863	$20,504	64	$-	402,301	$402

Issuance and amortization of stock-based compensation related to restricted stock grants	170,876	171	-	-	-	-
Accretion of Series D redeemable convertible preferred stock to redemption value	-	-	-	-	-	-
Beneficial conversion feature on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Accretion of dividend on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-
Balance - June 30, 2009	20,676,739	20,675	64	-	402,301	402

Issuance of restricted stock as payment for accrued expenses	1,160,500	1,160	-	-	-	-
Accretion of Series D redeemable convertible preferred stock to redemption value	-	-	-	-	-	-
Beneficial conversion feature on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Accretion of dividend on Series D redeemable convertible preferred stock	-	-	-	-	-	-
Issuance of restricted stock upon conversion of Series A convertible preferred stock	304,578	305	(64)	-	-	-
Issuance of restricted stock upon conversion of Series C convertible preferred stock	402,294	402	-	-	(402,301)	(402)
Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	10,133,945	10,134
Dividend paid ($0.407 per share)	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-

Balance - June 30, 2010	32,678,056	$32,676	-	$-	-	$-

See notes to consolidated financial statements.

(continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009 (concluded)

	Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Capital	Deficit	Interest	Equity
	Amount	Amount	Amount	Amount

Balance - July 1, 2008	$37,792,582	$(13,180,993)	$-	$24,632,495

Issuance and amortization of stock-based compensation related to restricted stock grants	110,683	-	-	110,854
Accretion of Series D redeemable convertible preferred stock to redemption value	(1,336,000)	-	-	(1,336,000)
Beneficial conversion feature on Series D redeemable convertible preferred stock	516,000	-	-	516,000
Accretion of dividend on Series D redeemable convertible preferred stock	(50,484)	-	-	(50,484)
Net Loss	-	(3,002,982)	-	(3,002,982)

Balance - June 30, 2009	37,032,781	(16,183,975)	-	20,869,883

Issuance of restricted stock as payment for accrued expenses	173,840	-	-	175,000
Accretion of Series D redeemable convertible preferred stock to redemption value	(255,000)	-	-	(255,000)
Beneficial conversion feature on Series D redeemable convertible preferred stock	105,000	-	-	105,000
Accretion of dividend on Series D redeemable convertible preferred stock	(36,305)	-	-	(36,305)
Issuance of restricted stock upon conversion of Series A convertible preferred stock	(305)	-	-	-
Issuance of restricted stock upon conversion of Series C convertible preferred stock	-	-	-	-
Issuance of restricted stock upon conversion of Series D redeemable convertible preferred stock	2,016,655	-	-	2,026,789
Dividend paid ($0.407 per share)	(13,134,741)	-	-	(13,134,741)
Net Loss	-	(1,099,212)	(168,337)	(1,267,549)

Balance - June 30, 2010	$25,901,925	$(17,283,187)	$(168,337)	$8,483,077

See notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009
Cash Flows From Operating Activities:

Net loss	$(1,267,549)	$(3,002,982)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	23,310	31,791
Amortization of intangible assets	206,990	324,741
Stock-based compensation to employees and directors	-	110,854
Non-cash interest income related to discount accretion	(107,219)	-
Loss on disposal of equipment	-	7,531
Loss on disposal of discontinued operations	-	2,775,415
Deferred income tax benefit	-	(732,000)
Changes in operating assets and liabilities:
Accounts receivable	97,313	340,527
Unbilled receivable	(104,569)	23,888
Inventory and work in process	(151)	9,797
Restricted cash	201,697	20,591
Deposits and prepaid expenses and other current assets	(37,826)	(624,113)
Accounts payable	(40,093)	365,449
Accrued expenses and other current liabilities	(130,600)	(698,698)
Accrued income taxes	76,725	166,091
Net Cash Used In Operating Activities	(1,081,972)	(881,118)

Cash Flows From Investing Activities:
Purchase of equipment	(3,109)	-
Proceeds from sale of equipment	-	1,727
Registration of new definite lived intangible assets	(28,414)	(11,803)
Net Cash Used In Investing Activities	(31,523)	(10,076)

Cash Flows From Financing Activities:
Proceeds from short term note	150,000	-
Repayment of short term note	(150,000)	-
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	150,000	820,000
Net Cash Provided by Financing Activities	150,000	820,000

See notes to consolidated financial statements.

(continued)

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009 (concluded)

	2010	2009

Net Decrease In Cash and Cash Equivalents from Continuing Operations	(963,495)	(71,194)

Cash Flows From Discontinued Operations:
Operating activities - accounts payable and accrued expenses	(3,621,687)	-
Investing activities - proceeds from settlement on sale of EOIR	18,000,000	-
Financing activities - return of capital dividend payment	(13,134,741)	-
Net Increase in Cash and Cash Equivalents from Discontinued Operations	1,243,572	-

Net Increase (Decrease) in Cash and Cash Equivalents	280,077	(71,194)

Cash and Cash Equivalents - Beginning of Period	5,567	76,761

Cash and Cash Equivalents - End of Period	$285,644	$5,567

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$30,000	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$175,000	$-
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$105,000	$516,000
Accretion of Series D Redeemable, Convertible Preferred Stock to redemption value	$255,000	$1,336,000
Accrued dividend on Series D Redeemable, Convertible Preferred Stock	$36,305	$50,484
Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$2,026,789	$-

See notes to consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second quarter of calendar 2011. During the year ended June 30, 2010, the Company accreted into interest income a total of $107,219 related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at June 30, 2010.

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

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform with the 2010 presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. The company had no cash equivalents as of June 30, 2010.

Restricted cash represents a certificate of deposit securing a Company credit card.  The certificate of deposit is recorded at cost plus accumulated interest earned at 1.19%.

Accounts Receivable

Accounts receivable represent the amounts invoiced by the Company under contracts. An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management assesses the allowance based on known troubled accounts, historical experience and other currently available evidence.

A significant portion of the Company's receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance at June 30, 2010 and 2009. If management determines amounts to be uncollectible, they will be charged to operations when that determination is made.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	3 years
Computer equipment	3 years
Furniture and fixtures	5 years

Property and equipment consisted of the following at June 30, 2010 and 2009:

	2010	2009
Software	$11,242	$11,242
Computer equipment	29,764	26,655
Furniture and fixtures	94,169	94,169
	135,175	132,066
Less accumulated depreciation	(118,013)	(94,703)
	$17,162	$37,363

Depreciation expense from continuing operations for the years ended June 30, 2010 and 2009 was $23,310 and $31,791, respectively.

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

Redeemable Preferred Stock

The Company excludes from stockholders’ equity all preferred stock with redemption provisions that are outside the Company’s control. Dividends on the Series D Convertible, Redeemable Preferred Stock, prior to conversion (see Note 7), are accreted as earned and are recorded as a charge to additional paid-in capital in the absence of retained earnings and as deemed dividends in determining net income (loss) applicable to common stockholders.

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

Revenues from time and materials contracts are recognized as costs are incurred and billed. Revenues from firm fixed price contracts are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved. During the year ended June 30, 2010, approximately 2% of our revenue has come from firm fixed price contracts.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Shipping Costs

Delivery and shipping charges billed to customers are included in contract revenue and direct costs in the accompanying statements of operations.

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

Loss Per Share

Basic and diluted net loss available to common shareholders per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic net loss per share is computed by dividing net loss by weighted-average common shares outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common and dilutive option and warrant shares outstanding based on the average market price of Technest’s common stock (under the treasury stock method).

Common stock equivalents, consisting of Series A and C Preferred Stock, Series D Redeemable, Convertible Preferred Stock and warrants were not included in the calculation of the diluted loss per share for the years ended June 30, 2010 and 2009 because their inclusion would have had the effect of decreasing the net loss from continuing operations per share otherwise computed (see Note 11).

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

To estimate the fair value of its reporting unit containing the goodwill, the Company utilizes a discounted cash flow model. Other valuation methods, such as a comparable company analysis, are used to corroborate the discounted cash flow analysis performed at the reporting unit.  In estimating fair value, management relies on and considers a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins, overhead expenses, perpetual growth rates, discount rate, and market data and analysis, including market capitalization.

During the years ended June 30, 2010 and 2009 and subsequent to year-end, the Company's stock price and its market capitalization continued to be volatile due to the limited trading volume in the stock, the current economic environment and overall volatility in the stock market, especially for micro capitalization stocks.  At June 30, 2010, the Company's market capitalization was less than its book value. As described above, the Company utilizes a discounted cash flow analysis for the reporting unit containing the goodwill as its principal valuation method, but also considers market transactions and market capitalization in its evaluation of recoverability of goodwill. The Company considered and evaluated the fluctuation in market capitalization as well as the other factors described above, and concluded that its goodwill balance of approximately $4.9 million at June 30, 2010 continues to be recoverable. The Company will continue to monitor the need to test our intangibles for impairment as required, including considering the uncertainty surrounding the current economic environment, changes in estimates of future cash flows, volatility in the stock market, as well as in the Company's own stock price in assessing goodwill recoverability.

Impairment of Long-Lived Assets

The Company amortizes intangible assets over the shorter of the contractual/legal life or the estimated economic life.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. Technest’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. The Company tested its long-lived assets for impairment and no impairment charges were recorded in the years ended June 30, 2010 and 2009.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the requisite service period based on the fair value for each stock award on the grant date.

Recent Accounting Pronouncements

            In October 2009, the FASB issued two related accounting pronouncements, Accounting Standards Update (“ASU”) 2009-13 and ASU 2009-14, relating to revenue recognition. One pronouncement provides guidance on allocating the consideration in a multiple-deliverable revenue arrangement and requires additional disclosure, while the other pronouncement provides guidance specific to revenue arrangements that include software elements.  For multiple-deliverable arrangements, the pronouncement eliminates the requirement that there be objective and reliable evidence of fair value of the undelivered item in order for the delivered item to be considered a separate unit of accounting.  Now, the delivered item shall be considered a separate unit of accounting if the delivered item has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  Arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price of each deliverable shall be determined using vendor-specific objective evidence, if it exists; third party evidence of selling price; or if neither of those exists, the vendor shall use its best estimate of the selling price for that deliverable.

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

In February 2010, the FASB issued ASU 2010-09 which provides that the Company is not required to disclose the date through which subsequent events have been evaluated but is required to evaluate subsequent events through the date that the financial statements are issued. These amendments in this Update were effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

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

The Company recorded the $23 million of contingent consideration in the quarter ended March 31, 2008 as, at that time, the Company determined that the outcome of the contingency was determinable beyond a reasonable doubt and probable of collection based on having received notification of award of the NVESD contract pending review by the Small Business Administration.

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

On October 26, 2009, Technest entered into a Settlement Agreement with LLC and EOIR settling all claims related to the Stock Purchase Agreement (see Note 1).

As a result of the Settlement Agreement, Technest adjusted the related assets and liabilities in the year ended June 30, 2010 to reflect the terms of the Settlement Agreement including netting the liability of $859,137 due to LLC as a working capital adjustment on the sale of EOIR and the interest receivable of $722,070 recorded previously in accordance with the arbitration ruling. The Company has recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second calendar quarter of 2011.  During the year ended June 30, 2010, the Company accreted into interest income a total of $107,219 related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at June 30, 2010.

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

The net loss from discontinued operations in the year ended June 30, 2010 was $521,263 compared with a net loss of $2,209,506 in the year ended June 30, 2009. The loss in the year ended June 30, 2010 was entirely attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC.  The loss in the year ended June 30, 2009 was attributable to costs incurred with the arbitration against EOIR Holdings LLC offset by a tax benefit of $565,909 resulting from the Company incurring additional expenses in the year related to the EOIR arbitration hearing that are expected to reduce the taxable gain from the sale of EOIR.

4. TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the years ended June 30, 2010 and June 30, 2009, the Company allocated a net amount of approximately $791,000 and $413,000, respectively, of such expenses to Technest, Inc.

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

On July 1, 2009, the Company adopted new guidance in accordance with the Accounting Standards Codification section 810-10 related to its non-controlling interest in Technest, Inc.  The non-controlling interest in the net loss for the year ended June 30, 2010 was $168,337.  In the year ended June 30, 2010, had the previous accounting guidance been applied, the Company’s net loss applicable to common stockholders would have been $1,482,130 (or $0.05 per share).

5.  DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following at June 30:

			Useful life
	2010	2009	(years)
Patents - commercialized technology	$440,000	$440,000	5
Patents – other	201,328	172,913	15
Customer relationships and contracts	1,130,000	1,130,000	5
Accumulated amortization	(1,627,731)	(1,420,740)
Net definite-lived intangible asset	$143,597	$322,173

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

Amortization expense was $206,990 for the year ended June 30, 2010 and $324,741 for the year ended June 30, 2009.  Costs incurred on new patent registrations during the year ended June 30, 2010 was $28,414 and for the year ended June 30, 2009 was $11,803.  Future amortization expense related to the definite-lived intangible asset is $10,741 for each of the next five years ended June 30.

6.  AMERICAN ASSET FINANCING

On November 3, 2009, the Company received $150,000 from American Asset Finance LLC (“AAF”) for general working capital purposes. On December 24, 2009, the loan was repaid for $180,000.  The Company recorded $30,000 of interest expense related to this loan at the time of repayment.

7.  SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 1, 2008, the Company’s Board of Directors approved the designation of 3,000 shares of Series D Redeemable, Convertible Preferred Stock (“Series D Preferred”).  The Series D Preferred had a total face value of $3,000,000, a stated value of $1,000 per share and was convertible at any time at $0.20 per share. The Series D Preferred was redeemable upon receipt of the EOIR contingent purchase price at a price equal to the stated value plus dividends.  Due to its convertibility, the Company concluded that the Series D Preferred was not mandatorily redeemable.  However, since the redemption of the Series D Preferred was not solely within the control of the Company, it did not meet the requirements for classification as equity.  As a result, the Series D Preferred was classified in the mezzanine section of the consolidated balance sheet.

Dividends accrued on the Series D Preferred quarterly at a rate of 5% per year and the Series D Preferred ranked pari passu with the holders of the Series A and Series C Preferred Stock (see Note 8).

On October 31, 2008, the Company sold 1,300 shares of its Series D Preferred to Southridge Partners, LP (“Southridge”), for a purchase price of $650,000 ($500 per share).  On May 20, 2009, the Company sold 140 shares of its Series D Preferred to Southridge Capital Management LLC (“Southridge LLC”), for a purchase price of $70,000 ($500 per share).  On June 11, 2009, the Company sold 200 shares of its Series D Preferred to Southridge LLC for a purchase price of $100,000 ($500 per share. On July 17, 2009, the Company sold 300 shares of its Series D Preferred to Southridge Capital Management LLC for a purchase price of $150,000 ($500 per share).

The Company determined that as of the date of each issuance there was a beneficial conversion feature which is the aggregate amounted to $516,000 for the fiscal 2009 issuances and $105,000 for the fiscal 2010 issuance. Since the Series D Preferred was redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance. This resulted in a deemed dividend in the amount of $1,336,000 and $255,000 in fiscal 2009 and 2010, respectively (prior to conversion).  The carrying value was further adjusted by additional dividends earned prior to conversion.  Total dividends accrued in 2010 on all outstanding Series D Preferred amounted to $36,305.  Cumulative accrued dividends on all outstanding Series D Preferred immediately prior to conversion amounted to $86,789.

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

8.  STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On February 8, 2005, the Company's Board of Directors designated 150 shares of preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock was non-interest bearing, was not entitled to receive dividends and was not redeemable. The Series A Preferred Stock had a liquidation preference of $1,000 per share.

On December 14, 2009, in accordance with the Series A Certificate of Designation, as amended, Garth LLC, the only holder of the Series A Preferred Stock, converted all of its shares of Series A Preferred Stock into 304,578 shares of Technest Common Stock.  After this conversion, there are no longer any shares of Series A Preferred Stock outstanding.

Series C Convertible Preferred Stock

The Series C Convertible Preferred Stock (“Series C Preferred Stock”) was convertible into Technest common stock at any time at the option of the stockholder. The number of shares of Technest common stock into which each share of Series C Preferred Stock was convertible was determined by dividing $2.175 by the Series C Conversion Price of $2.175. Shares of the Series C Preferred Stock had a liquidation preference of approximately $2.175 per share, receive dividends on an as converted basis whenever dividends were made to the Technest common stock holders, and were not redeemable.

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

Other Common Stock Issuances

During the year ended June 30, 2010, the Company also issued 1,160,500 shares of its Common Stock with a fair value of $175,000 to five non-employee directors of the Company as compensation for service on the Company’s Board of Directors for the period July 1, 2008 to March 31, 2010.

The common shares issued in relation to the Series A, C and D conversions are restricted as to tradeability.

9.  CAPITAL DISTRIBUTION

On December 23, 2009, the Board of Directors declared a special “return of capital” cash dividend of $0.407 per share of Common Stock amounting to $13,134,741 in conjunction with the sale of EOIR Technologies, Inc. The cash dividend was paid on January 15, 2010 to shareholders of record as of January 4, 2010.

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

No options were granted pursuant to the Plan during the years ended June 30, 2010 and 2009 and there are currently no options outstanding under the Plan. At June 30, 2010, 10,000,000 shares are available for issuance under the Plan.

Warrants

During the year ended June 30, 2010, no warrants were issued or exercised but 374,286 warrants expired without being exercised.  No warrants were issued, exercised or expired in the year ended June 30, 2009.

The following table summarizes the Company's warrants outstanding at June 30, 2010:

Exercise price	Number	Expiration Date

$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000
Weighted average remaining life			1.6 years

As of June 30, 2010 all warrants are exercisable. There is no aggregate intrinsic value for warrants outstanding as of June 30, 2010.

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

The following is a summary of the activity under the Stock Award Plan:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2008	164,999	$4.47
Granted	170,876	0.40
Vested	(335,875)	2.39
Forfeited	--
Nonvested at June 30, 2009	--
Granted	1,160,500	0.15
Vested	(1,160,500)	0.15
Forfeited	--
Nonvested at June 30, 2010	--	$--

Of the shares granted and vested in 2010, 651,230 shares with a grant date fair value of $0.15 per share were issued to Company directors in satisfaction of services performed, and expensed, in 2009. Total stock-based compensation related to shares that vested in the years ended June 30, 2010 and 2009 was $0 and $110,854, respectively.  The fair value of restricted stock granted in the year ended June 30, 2009 was $92,349.

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested restricted stock.

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan to 2,000,000 shares from 1,000,000 shares.

As of June 30, 2010, the Company has 111,845 shares available for future grant under the Plan.

11.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2010 and 2009 consist of the following:

	Shares Potentially Issuable
	2010	2009
Series A Convertible Preferred Stock	--	306,047
Series C Convertible Preferred Stock	--	402,301
Series D Redeemable, Convertible Preferred Stock	--	8,452,417
Warrants	275,000	649,286
Total	275,000	9,810,051

12.  COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $16,053. Rent expense for continuing operations in the years ended June 30, 2010 and 2009 was $188,423 and $183,010, respectively. The future minimum rental payments required under this operating lease through expiration is March 2011 is $144,473.

Government Contracts

In the year ended June 30, 2010, the Company billed approximately $84,000 representing the difference between provisional indirect cost rates for the fiscal year 2009 and final rates resulting from the submission to the Defense Contract Audit Agency (DCAA) of the annual Incurred Cost report for the year ended June 30, 2009.   During the year ended June 30, 2010, the Company also started billing at the increased provisional indirect cost rates for fiscal 2010 approved by the DCAA in May 2010.

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

Employment Agreements with Gino M. Pereira and Nitin V. Kotak

On January 14, 2008, Technest entered into employment agreements with its Chief Executive Officer, Mr. Gino M. Pereira and its Chief Financial Officer, Mr. Nitin V. Kotak. The employment agreements provide for:

●	a term of five years beginning on January 14, 2008;

●	a base salary of $350,000 per year to Mr. Pereira and a base salary of $220,000 per year to Mr. Kotak.

●	payment of all necessary and reasonable out-of-pocket expenses incurred by the executive in the performance of his duties under the agreement;

●	$5,000 per month for auto expense, home office expense and other personal expenses to Mr. Pereira

Mr Pereira has currently reduced his base salary to $300,000 commencing January 1, 2010 and is no longer drawing an expense allowance.

Mr. Pereira is entitled to receive a bonus of 5% of the Company’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of the Company’s fiscal year, up to a maximum allowable cash bonus of 300% of his annual salary (the EBITDA Bonus). In addition, Mr. Pereira is eligible to receive equity bonus compensation under the Company’s 2006 Stock Award Plan in the amounts determined as follows: shares of common stock calculated by dividing 7% of the increase, if any, of the Market Capitalization of the Company’s common stock as of the prior fiscal year end compared to the following fiscal year end, by the closing price of the Company’s common stock on the trading day immediately prior to the issuance of such shares (the Market Cap Bonus Shares).  At June 30, 2010, the Company has not accrued any cash or equity bonus for Mr. Pereira.

Mr. Kotak is entitled to receive cash bonus and equity bonus compensation from time to time as determined by the Board of Directors of the Company, or a compensation committee of the Board of Directors of the Company, or subset of such committee, composed in accordance with the corporate governance requirements of the listing exchange.  Mr. Kotak has been granted an initial stock award of 50,000 shares of the Company’s common stock which vested on the first anniversary of the agreement.  At June 30, 2010, the Company has not accrued any cash bonus for Mr. Kotak.

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

13.  INCOME TAXES

The income tax provision (benefit) for the years ended June 30, 2010 and 2009 was as follows:

	2010	2009
Continuing Operations -
Current:
U.S. federal	$--	$--
State and local	--	--
Deferred:
U.S. federal	--	--
State and local	--	--
Total provision (benefit) – continuing operations	$--	$--
Discontinued Operations -
Current:
U.S. federal	$11,753	$166,091
State and local	64,972	--
Deferred:
U.S. federal		(636,000)
State and local		(96,000)
Total provision (benefit) – discontinued operations	76,725	(565,909)
Total provision (benefit)	$76,725	$(565,909)

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended June 30, 2010 and 2009, due to the following:

	2010		2009

Computed “expected” tax benefit	(35%	)	(35%	)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(2%	)	(3%	)
Stock-based compensation	0%		0%
Other permanent differences	5%		4%
Increase in the valuation reserve	38%		19%
	6%		(15%	)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$3,573,000		$3,855,000
Stock-based compensation	97,000		97,000
Intangibles	423,000		385,000
Miscellaneous accruals	140,000		611,000
Property and equipment	7,000		5,000
Valuation allowance	(3,500,000)		(3,045,000)
Deferred tax assets	740,000		1,908,000

Deferred tax liabilities:
Accrued interest	(338,000)		(298,000
Deferred gain on sale of EOIR	(402,000)		(1,610,000)
Deferred tax liabilities	(740,000)		(1,908,000)

Net deferred tax asset (liability)	$--	$	---

As of June 30, 2010 and 2009, the Company had a valuation allowance of $3,500,000 and $3,045,000, respectively.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  In the years ended June 30, 2010 and 2009, the valuation allowance increased (decreased) by $455,000 and $676,000, respectively.  The increase in the valuation allowance in the year ended June 30, 2010 related to the Company’s current year recognition of a portion of the deferred gain on the sale of EOIR (see Note 3).  As of June 30, 2010, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of approximately $3,150,000 which begin to expire in 2024.

In the year ended June 30, 2010, the Company recorded a current federal and state tax payable of approximately $77,000 primarily related to states taxes which were not able to be offset by state net operating losses as a result of the Company’s use of the installment method related to the gain on the sale of EOIR.

During the years ended June 30, 2010 and 2009, the Company did not recognize any interest and penalties. Tax years subsequent to 2004 are subject to examination by federal and state authorities. Tax returns subsequent to 2007 are in the process of being filed.

14.  RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. (see Note 4).

During 2009 and 2010, Technest Holdings, Inc. sold shares of its Series D 5% Convertible Preferred Stock to Southridge Partners, LP, the holder of a majority of Technest’s shares of common stock and Southridge Capital Management LLC, an affiliate of Southridge Partners, LP (see Note 7).

 On December 8, 2009, in accordance with the Series D 5% Convertible Preferred Stock (“Series D”) Certificate of Designation, Southridge Partners LP and Southridge Capital Management LLC, the only holders of Series D, converted all of their shares of Series D into Technest Common Stock (see Note 7).

On December 14, 2009, Southridge Partners LP and Southshore Capital Fund Ltd. converted all of their shares of Series C Preferred Stock into Technest Common Stock. Also on December 14, 2009, Garth LLC converted all of their shares of Series A Preferred Stock into Technest Common Stock (see Note 8).

15.  EMPLOYEE BENEFIT PLANS

Technest has adopted a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.

Contributions and other costs of these plans in the years ended June 30, 2010 and 2009 were $107,612 and $99,044, respectively.

16.  LITIGATION

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 30, 2010, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2010, management concludes that our disclosure controls and procedures are effective.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010. Management based its assessment on the criteria described in the “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of June 30, 2010. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, Wolf & Company, P.C., regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began
Gino M. Pereira	53	Chief Executive Officer, President, Chairman of the Board of Directors	2005
Nitin V. Kotak	53	Chief Financial Officer	2005
Robert A. Curtis	55	Director	2008
Laurence J. Ditkoff	50	Director	2008
David R. Gust	67	Director	2006
Stephen M. Hicks	50	Director	2008
Henry Sargent	43	Director	2008
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

Nitin V. Kotak has been our Chief Financial Officer since January 1, 2008 and had been our Vice President, Finance & Operations since November 2005.  Mr. Kotak has more than 25 years of experience in managing finance, accounting, reporting, investor relations, taxation and information technology functions in various industries and countries. Prior to joining Technest, Mr. Kotak was the Vice President of Finance & Accounting for Able Laboratories, Inc., New Jersey, a publicly traded company with a market capitalization of about $500 million from October 2003. Prior to joining Able, from December 1999 to September 2003, Mr. Kotak was the Chief Financial Officer, Corporate Secretary and the Finance Member of the Board of Directors of Mattel Toys (India) Private Limited, a wholly owned subsidiary of Mattel Inc. Mr. Kotak is a Fellow of the Chartered Association of Certified Accountants (India). Mr. Kotak received his Bachelor of Commerce in Accounting from the University of Calcutta.

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

Stephen M. Hicks has served on our Board of Directors since March 11, 2008. Mr. Hicks founded Southridge LLC in 1996 and serves as its Chairman and Chief Executive Officer. Mr. Hicks sets the overall strategic direction for the Southridge group of companies and is responsible for business development and execution. Active in the investment industry for over 25 years, Mr. Hicks has broad experience in financial structuring, derivatives, risk arbitrage, and investment banking. He received his BS in Business Administration from King's College in Briarcliff Manor, New York, and an MBA from Fordham University, in New York City.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2010, our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that (i) Mr. Hicks filed a late Form 4 on December 21, 2009 which was due on December 14, 2009 and on May 11, 2010 which was due on May 10, 2010, both for the issuance of shares of Common Stock to Mr. Hicks by the Company; (ii) Mr. Sargent filed a late Form 4 on December 21, 2009 which was due on December 14, 2009 and on May 11, 2010 which was due on May 10, 2010, both for the issuance of shares of Common Stock to Mr. Sargent by the Company; and (iii) Mr. Ditkoff filed a late Form 4 on December 18, 2009 which was due on December 14, 2009 and on May 11, 2010 which was due on May 7, 2010, both for the issuance of shares of Common Stock to Mr. Ditkoff by the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2010 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All other compensation ($)		Total ($)

Gino M. Pereira	2010	$325,000	(1)	$-	$-		$662,425	(2)	$987,425
Chief Executive Officer and President	2009	350,000	(3)	-	-		69,775	(4)	419,775

Nitin V. Kotak	2010	$220,000		$-	$-		$15,420	(5)	$235,420
Chief Financial Officer	2009	220,000	(3)	-		-	10,980	(5)	230,980
_____________________________
(1)	From July 1, 2009 to December 31, 2009, Mr. Pereira was paid at an annual rate of $350,000. Beginning on January 1, 2010, Mr. Pereira agreed to reduce his salary to an annual rate of $300,000.

(2)
Consists of (i) $615,000 paid to Mr. Pereira in accordance with his March 13, 2006 employment agreement which payment was triggered by the sale of EOIR Technologies, Inc., (ii) $30,000 earned by Mr. Pereira from July 1, 2009 through December 31, 2009 as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement (as of January 1, 2010, the executive agreed to  no longer receive this payment), and (iii) $17,425 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(3)	Salaries include voluntary deferred cash compensation by Mr. Pereira and Mr. Kotak of $114,000 and $37,000, respectively, which were fully paid in fiscal year ended June 30, 2010.

(4)
Consists of (i) $60,000 earned by Mr. Pereira as the executive’s fixed amount per month for auto expense, business office expense and other personal expenses pursuant to Mr. Pereira’s employment agreement, and (ii) $9,775 as Technest’s matching and safe harbor contributions under its 401(k) plan.

(5)	Consists of Technest’s matching and safe harbor contributions under its 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2010, none of our named executive officers had any unvested equity awards.

Employment Agreement with Gino M. Pereira

On January 14, 2008, Technest Holdings, Inc. entered into a new employment agreement with our Chief Executive Officer, Mr. Gino M. Pereira.  Mr. Pereira’s employment agreement provides for:

●	a term of five years beginning on January 14, 2008;

●	a base salary of $350,000 per year, which is the same base salary as set forth in Mr. Pereira’s prior employment agreement (the “Annual Salary”);

●	payment of all necessary and reasonable out-of-pocket expenses incurred by Mr. Pereira in the performance of his duties under the agreement;

●	$5,000 per month for auto expense, business office expense and other personal expenses, which is the same amount as set forth in Mr. Pereira’s prior employment agreement;

●
eligibility to receive a performance based bonus of 5% of  Technest’s EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) calculated on an annual basis at the end of Technest’s fiscal year, up to a maximum allowable cash bonus of 300% of the Annual Salary (the “EBITDA Bonus”), payable by Technest within 90 days of the end of Technest’s fiscal year; and

●
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

As of January 1, 2010, Mr Pereira has reduced his base salary to $300,000 and declined his monthly expense allowance.

Employment Agreement with Nitin V. Kotak

On January 14, 2008, Technest entered into an employment agreement with our Chief Financial Officer, Mr. Nitin V. Kotak.  Mr. Kotak’s employment agreement provides for:

●	a term of five years beginning on January 14, 2008;

●	An initial base salary of $220,000 per year (the “Annual Salary”);

●	payment of all necessary and reasonable out-of-pocket expenses incurred by Mr. Kotak in the performance of his duties under the agreement;

●	eligibility to receive cash bonuses as determined by the board of directors; and

●
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

Director Compensation

Summary Compensation:  The following table sets forth the compensation of our directors for the year ended June 30, 2010.

Name and Principal Position	Director Fees ($) (1)	Stock Awards ($)(2)	All other compensation ($)	Total ($)
Robert A. Curtis	$5,000—	$15,000 (3)(4)	—	$20,000
Laurence Ditkoff	5,000—	15,000 (3)(5)	—	20,000
David R. Gust	5,000—	15,000 (3)(6)	—	20,000
Stephen Hicks	5,000—	15,000 (3)(5)	—	20,000
Henry Sargent	5,000—	15,000 (3)(5)	—	20,000
_____________________________
(1)
Director fees include all fees earned for director services including an annual retainer and committee chairman fees, to the extent applicable.  This amount reflects the amount of director fees earned by each director for their services during the quarter ended June 30, 2010 which has not yet been satisfied.

(2)	The fair value of the stock awarded on December 14, 2009 and May 10, 2010.
(3)
Each director received 130,246 shares of Technest Common Stock as compensation for their services for the fiscal year ended June 30, 2009 and 101,854 shares of Technest Common Stock as compensation for their services from July 1, 2009 through March 31, 2010.

(4)	As of June 30, 2010, Dr. Curtis has been awarded a total of 277,015 shares of Technest Common Stock for his services as a director, all of which remain outstanding.
(5)
As of June 30, 2010, Messrs. Ditkoff, Hicks and Sargent each have been awarded a total of 243,017 shares of Technest Common Stock as compensation for their services as directors, all of which remain outstanding.

(6)	As of June 30, 2010, General Gust has been awarded a total of 310,310 shares of Technest Common Stock for his services as a director, all of which remain outstanding.

Director Fees and Stock Awards. During our fiscal year ended June 30, 2010, our non-employee directors were to be paid $20,000 per year as compensation for their services paid in Technest Common Stock on a quarterly basis; the number of shares to be issued was determined by using the average closing price for the last five trading days of the respective quarter. The payment of $5,000 for the quarter ended June 30, 2010 has not yet been satisfied. Directors who are also our employees receive no additional compensation for serving as directors.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	0	$0	10,000,000
Equity compensation plans not approved by security holders (2)	0	0	111,845	(2)

Total	0	$0	10,111,845	(2)

(1)	2001 Stock Option Plan.

(2)
On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries.  On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the plan from 1,000,000 shares to 2,000,000 shares. The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.  Technest has broad discretion in making grants under the plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the plan.  Stock awards under the plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2010, the Company had 111,845 shares available for issuance under the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding the beneficial ownership of our common stock as of September 23, 2010 by:

-	each of our directors and officers;
-	each person (including any group) who is known by us to own beneficially 5% or more of our common stock; and
-	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants and any other type of convertible securities held by that person that are currently exercisable or exercisable within 60 days of September 23, 2010, are deemed issued and outstanding. These shares, however, are not deemed outstanding for purposes of computing percentage ownership of each other stockholder. Percentage of ownership is based on 32,678,056 shares of common stock outstanding on September 23, 2010, subject to adjustment for options, warrants and any other type of convertible securities as previously described.

Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares shown as beneficially owned by them. Unless otherwise noted below, the address of the beneficial owners is Technest Holdings, Inc., 10411 Motor City Drive, Suite 650, Bethesda, Maryland 20817.

Beneficial Owner of 5% or more	Number of Shares Beneficially Owned
	Shares		Percent

Southridge Partners LP 90 Grove Street Ridgefield, CT 06877	13,170,173	(1)	40.3	% (1)

Pine Street Associates c/o CRT Capital 262 Harbor Drive Stamford, CT 06902	4,543,990		13.91%

Southridge Capital Management LLC 90 Grove Street Ridgefield, CT 06877	3,274,639	(2)	10.02	% (2)

Aberdeen Avenue LLC Cayside, 2nd Floor Georgetown, Grand Cayman, Cayman Islands, British West Indies	1,814,782	(3)	5.5%	(3)

Directors and Executive Officers

Gino M. Pereira, Chief Executive Officer, President and Director	447,000		2.10%

Nitin V. Kotak, Chief Financial Officer	50,000		*

Robert A. Curtis, Director	277,015		*

Laurence Ditkoff, Director	243,017		*

David R. Gust, Director	310,310		*

Stephen Hicks, Director	20,345,665	(4)	62.23%

Henry Sargent, Director	433,620	(5)	1.33%

All Current Directors and Executive Officers as a Group (7 Persons)	22,106,627	(4)(5)	67.65	% (4)(5)

*Less than 1%

(1) Stephen Hicks has voting and investment control over the securities held by Southridge Partners, LP and disclaims beneficial ownership of such shares.

(2) Stephen Hicks has voting and investment control over the securities held by Southridge Capital Management LLC and disclaims beneficial ownership of such shares.

(3) Aberdeen Avenue LLC is the beneficial owner of an aggregate of 1,814,782 shares of Technest Common Stock, which includes (i) 1,416,101 shares of Technest Common Stock; and (ii) as reported in Schedule 13D/A filed in October 2009, 1,203.18 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 398,681 shares of Technest Common Stock.

Each of David Sims and Stephen Hicks  has voting and investment control over the securities held by Aberdeen Avenue LLC and each disclaims beneficial ownership of such shares.

(4) Includes (i) the shares beneficially owned by Southridge Partners, LP, Southridge Capital Management LLC and Aberdeen Avenue LLC, see forth in footnotes (1), (2) and (3), (ii) 243,017 shares of Technest Common Stock owned directly by Mr. Hicks;  (iii) 1,035,208 shares beneficially owned by Southshore Capital Fund Ltd.; (iv)  as reported in Schedule 13D/A filed in October 2009, 111.81 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 37,049 shares of Technest Common Stock are owned by Southshore Capital Fund Ltd., (v) 304,578 shares of Technest Common Stock owned by Garth LLC; and  (vi) 466,219 shares of Common Stock owned by Trillium Partners, LP for which Mr. Hicks is the President of the general partner. Each of David Sims and Stephen Hicks has voting and investment control over the securities held by Southshore Capital Fund Ltd. and Garth LLC and each disclaims beneficial ownership of such shares.

(5) Includes 190,603 shares of Common Stock owned by Mountain West Partners LLC, for which Mr. Sargent is the managing member.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conversion of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock

On December 14, 2009, in accordance with the Series A Certificate of Designation, as amended, Garth LLC, the only holder of Technest Series A Convertible Preferred Stock, converted all of its shares of Technest Series A Convertible Preferred Stock into 304,578 shares of Technest Common Stock.  After this conversion, there are no longer any shares of Technest Series A Convertible Preferred Stock outstanding.  The issuance of the shares of Common Stock in this transaction was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) of the Securities Act.

On December 14, 2009, in accordance with the Series C Certificate of Designation, as amended, Southridge Partners LP and Southshore Capital Fund Ltd., the only holders of Technest Series C Convertible Preferred Stock, converted all of their shares of Technest Series C Convertible Preferred Stock into 344,827 shares of Technest Common Stock and 57,467 shares of Technest Common Stock, respectively. After these conversions, there are no longer any shares of Technest Series C Convertible Preferred Stock outstanding.  The issuance of the shares of Common Stock in these transactions was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Conversion of Series D 5% Convertible Preferred Stock

On December 8, 2009, in accordance with the Series D 5% Convertible Preferred Stock (“Series D”) Certificate of Designation, Southridge Partners LP and Southridge Capital Management LLC, the only holders of Series D, converted all of their shares of Series D into Technest Common Stock.  Upon conversion of the Series D, Southridge Partners LP acquired 6,859,306 shares of Technest Common Stock, which included 359,306 shares of Common Stock in payment of the accrued cumulative dividend of 5% per annum.  Upon conversion of the Series D, Southridge Capital Management LLC acquired 3,274,639 shares of Technest Common Stock, which included 74,639 shares in payment of the accrued cumulative dividend of 5% per annum. After these conversions, there are no longer any shares of Technest Series D outstanding. The issuance of the shares of Common Stock in these transactions was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

The Certificate of Designation of the Series D was filed as Exhibit 4.18 to Technest’s annual report on Form 10-KSB for the year ended June 30, 2008 filed with the Securities and Exchange Commission on October 2, 2008 and is incorporated by reference herein.

Any transactions required to be disclosed herein must be approved by the Company’s board of directors.

Director Independence

For the fiscal year ended June 30, 2010, our Board of Directors determined that two of the six directors- Robert A. Curtis and David R. Gust, were independent directors as defined by the NASDAQ Rule 4200(a)(15) governing the independence of directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended June 30, 2010 and 2009, the reviews of our quarterly financial statements for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $90,000 and $97,250, respectively.

Audit Related Fees. The aggregate audit related fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2010 and June 30, 2009 were $0 and $2,400, respectively. In the year ended June 30, 2009, the audit related fees include services rendered for issuing and assisting with SEC comment letter responses.

Tax Fees. The aggregate tax fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2010 and 2009 were $25,400 and $41,125, respectively.  The tax fees for both periods include fees for the preparation of federal and state income tax returns.  The 2009 fees also include assistance with IRC Section 382 analysis as well as due diligence assistance with the EOIR transaction.

All Other Fees. No other fees were billed by or paid to the independent registered public accounting firm during the years ended June 30, 2010 or 2009.

Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services for the period ended June 30, 2010.

At this time, we do not have a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended June 30, 2010, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services.  Management must obtain the specific prior approval of the Board of Directors for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Board of Directors does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

Item 15.  Exhibits.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	2001 Stock Option Plan		DEF 14A	June 14, 2001	C

2.2	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1

2.3	Form of Voting Agreement with a list of signatories.		8-K	September 13, 2007	2.2

2.4	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3

3.1	Restated Articles of Incorporation dated December 22, 1998		SB-2	February 26, 1999	3.1

3.2	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001.		10-KSB	April 16, 2001	3.2

3.3	Certificate of Amendment to Articles of Incorporation	8-K	August 9, 2001	3.1

3.4	Amended and Restated By-Laws dated May 21, 2001.	DEF 14A	June 14, 2001	B

3.5	Bylaw Amendments	8-K	December 20, 2006	3.1

3.6	By-law Amendments	8-K	October 4, 2007	3.1

4.1	Form of Common Stock Certificate	SB-2	February 26, 1999	4.1

4.2	Series A Convertible Preferred Stock Certificate of Designations, filed with the Secretary of State of Nevada on February 8, 2005.	8-K	February 14, 2005	4.1

4.3	Form of Technest Common Stock Purchase Warrant	8-K	February 15, 2005	4.6

4.4	Technest Series B Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005.	8-K	February 15, 2005	4.7

4.5	Technest Series C Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on February 14, 2005	8-K	February 15, 2005	4.8

4.6	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.1

4.7	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006.	8-K	August 14, 2006	4.2

4.8	Technest Common Stock Warrant issued to Crystal Research Associates LLC dated July 17, 2006	10-KSB	October 13, 2006	4.15

4.9	Registration Rights Agreement between Technest Holdings, Inc. and Crystal Research Associates LLC dated July 17, 2006.	10-KSB	October 13, 2006	4.16

4.10	Technest Series D 5% Convertible Preferred Stock Certificate of Designations filed with the Secretary of State of Nevada on October 1, 2008	10K-SB	October 2, 2008	4.18

4.11	Amendments to Technest Series A Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009	8-K	December 14, 2009	4.4

4.12	Amendments to Technest Series C Convertible Preferred Stock Certificate of Designation, filed with the Secretary of State of Nevada on December 10, 2009	8-K	December 14, 2009	4.5

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005.	10-QSB	February 21, 2006	10.7

10.2*	Form of Restricted Stock Agreement between Gino M. Pereira and Technest Holdings, Inc.	8-K	March 17, 2006	10.6

10.3*	Technest Holdings, Inc. 2006 Stock Award Plan.	8-K	March 17, 2006	10.8

10.4	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006.	10-KSB	October 13, 2006	10.36

10.5	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006.	10-QSB	February 14, 2007	10.1

10.6	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006.	10-QSB	February 14, 2007	10.2

10.7	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	September 7, 2007	10.1

10.8	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.9	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C

10.10*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008.	8-K	January 18, 2008	10.1

10.11*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008.	8-K	January 18, 2008	10.2

10.12*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.3

10.13*	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.5

10.14*	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008.	8-K	January 18, 2008	10.6

10.15*	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007.	10-QSB	February 19, 2008	10.8

10.16*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007.	10-QSB	February 19, 2008	10.9

10.17	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008.	10-KSB	October 2, 2008	10.48

10.18	Securities Purchase Agreement dated October 31, 2008 between Technest Holdings, Inc. and Southridge Partners, LP.	8-K	November 5, 2008	10.1

10.19	Securities Purchase Agreement dated May 20, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	May 27,2009	10.1

10.20	Securities Purchase Agreement dated June 11, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	June 16, 2009	10.1

10.21	Securities Purchase Agreement dated July 17, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	July 22, 2009	10.1

10.22	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated September 21, 2009	10-K	October 19, 2009	10.22

10.23	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	October 29, 2009	10.1
10.24*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	November 16, 2009	10.2

10.25	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated December 2009	8-K	December 14, 2009	10.1

10.26	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated May 2010	10-Q	May 14, 2010	10.1

21.1	List of the Subsidiaries of Technest Holdings, Inc.	x

23.1	Consent of Wolf & Company, PC	x

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x

31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	x

32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	x

* Indicates a management contract or compensatory plan.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 28, 2010.

TECHNEST HOLDINGS, INC.

By:	/s/ Gino Miguel Pereira
Gino Miguel Pereira
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gino Miguel Pereira	Chief Executive Officer, President and Chairman of the Board of Directors	September 28, 2010
Gino Miguel Pereira

/s/ Nitin V. Kotak	Chief Financial Officer and Principal Accounting Officer	September 28, 2010
Nitin V. Kotak

/s/ Robert Curtis	Director	September 28, 2010
Robert Curtis

/s/ Laurence Ditkoff	Director	September 28, 2010
Laurence Ditkoff

/s/ David R. Gust	Director	September 28, 2010
David R. Gust

/s/ Stephen Hicks	Director	September 28, 2010
Stephen Hicks

/s/ Henry Sargent	Director	September 28, 2010
Henry Sargent