Form 10-Q
period 2010-09-30
TECHNEST HOLDINGS INC
filed 2010-11-12
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

As of November 12, 2010, there were 32,678,056 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2010

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2 TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2010, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND JUNE 30, 2010
(Unaudited)

	September 30, 2010	June 30, 2010

ASSETS

Current Assets
Cash and cash equivalents	$313,517	$285,644
Accounts receivable	131,377	163,068
Unbilled receivable	31,904	104,569
Inventory and work in process	22,693	26,896
Restricted cash	15,000	15,000
Prepaid expenses and other current assets	161,530	145,480
Assets related to discontinued operations	4,846,367	4,846,367
Total Current Assets	5,522,388	5,587,024

Property and Equipment – Net of accumulated depreciation $123,852 and $118,013	12,814	17,162

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization $1,630,416 and $1,627,731	142,138	143,597
Goodwill	4,876,038	4,876,038
Total Other Assets	5,046,701	5,048,160

Total Assets	$10,581,903	$10,652,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$404,414	$417,268
Accrued expenses and other current liabilities	271,217	320,781
Accrued income taxes	369,816	369,816
Liabilities related to discontinued operations	1,046,586	1,061,404
Total Current Liabilities	2,092,033	2,169,269

Total Liabilities	2,092,033	2,169,269

Commitments and Contingencies

Stockholders’ Equity
Common stock - par value $.001 per share; 495,000,000 shares authorized; 32,678,056 shares issued and outstanding at September 30, 2010 and at June, 30, 2010	32,676	32,676
Additional paid-in capital	25,901,925	25,901,925
Accumulated deficit	(17,285,086)	(17,283,187)
Total Technest Holdings, Inc. Stockholders’ Equity	8,649,515	8,651,414

Non controlling interest	(159,645)	(168,337)
Total Stockholders’ Equity	8,489,870	8,483,077

Total Liabilities and Stockholders’ Equity	$10,581,903	$10,652,346

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$639,712	$585,939

Cost of Revenues	240,291	279,826

Gross Profit	399,421	306,113

Operating Expenses
Selling, general and administrative	412,421	488,503
Research and development	13,432	30,250
Amortization of intangible assets	2,685	81,185
Total Operating Expenses	428,538	599,938

Operating Loss from Continuing Operations	(29,117)	(293,825)

Other Income, Net
Interest income	15,676	58,223
Other income	20,234	-
Total Other Income, Net	35,910	58,223

Income (Loss) from Continuing Operations before Income Taxes	6,793	(235,602)
Income tax expense (benefit)	-	-
Net Income (Loss) from Continuing Operations	6,793	(235,602)

Discontinued Operations
Loss on discontinued operations	-	(439,546)
Net Loss from Discontinued Operations	-	(439,546)

Net Income (Loss)	6,793	(675,148)

Net (Income) Loss Attributable to Non-Controlling Interest	(8,692)	52,530
Net Loss Attributable to Technest Holdings, Inc.	(1,899)	(622,618)

Deemed Dividend to Preferred Stockholders - Series D	-	(279,122)

Net Loss Applicable to Common Shareholders	$(1,899)	$(901,740)

Basic and Diluted Loss Per Common share
From continuing operations attributable to Technest Holdings, Inc.	$-	$(0.02)
From discontinued operations attributable to Technest Holdings, Inc.	$-	$(0.02)
Net Loss Per Share - Basic and Diluted	$-	$(0.04)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	32,678,056	20,739,918

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

			Additional Paid-In	Accumulated	Non-Controlling	Total Stockholders'
	Common stock		Capital	Deficit	Interest	Equity
	Shares	Amount	Amount	Amount	Amount	Amount

Balance - June 30, 2010	32,678,056	$32,676	$25,901,925	$(17,283,187)	$(168,337)	$8,483,077

Net Income (Loss)	-	-	-	(1,899)	8,692	6,793

Balance - September 30, 2010	32,678,056	$32,676	$25,901,925	$(17,285,086)	$(159,645)	$8,489,870

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:

Net income (loss)	$6,793	$(675,148)

Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,839	6,130
Amortization of intangible assets	2,685	81,185
Non-cash interest income related to discount accretion	(15,631)	(30,633)
Changes in operating assets and liabilities:
Accounts receivable	31,691	65,854
Unbilled receivable	72,665	-
Inventory and work in process	4,203	(2,365)
Restricted cash	-	201,697
Deposits and prepaid expenses and other current assets	(419)	(9,320)
Accounts payable	(12,854)	164,380
Accrued expenses and other current liabilities	(49,564)	262,295
Net Cash Provided By Operating Activities	45,408	64,075

Cash Flows From Investing Activities:
Purchase of equipment	(1,491)	-
Registration of new definite lived intangible assets	(1,226)	-
Net Cash Used In Investing Activities	(2,717)	-

Cash Flows From Financing Activities:
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	-	150,000
Net Cash Provided by Financing Activities	-	150,000

Net Increase In Cash and Cash Equivalents from Continuing Operations	42,691	214,075

Cash Flows From Discontinued Operations:
Operating activities - accounts payable and accrued expenses	(14,818)	-
Net Decrease in Cash and Cash Equivalents from Discontinued Operations	(14,818)	-

Net Increase in Cash and Cash Equivalents	27,873	214,075

Cash and Cash Equivalents - Beginning of Period	285,644	5,567

Cash and Cash Equivalents - End of Period	$313,517	$219,642

 TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (concluded)
(Unaudited)

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$-
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$-	$100,000
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$-	$105,000
Accretion of Series D Redeemable, Convertible Preferred Stock to redemption value	$-	$255,000
Accrued dividend on Series D Redeemable, Convertible Preferred Stock	$-	$24,122

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second calendar quarter of 2011. During the three months ended September 30, 2010 and 2009, the Company accreted into interest income an amount of $15,631 and $30,633 respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at September 30, 2010.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

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

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration as further discussed in Note 1 are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount is recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.

The net loss from discontinued operations for the three months ended September 30, 2010 and 2009 was $-0- and $439,546, respectively, which is primarily attributable to legal expenses incurred in connection with the arbitration and settlement process.

4.	TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee of the Company and current employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three months ended September 30, 2010 and 2009, the Company allocated a net amount of approximately $142,000 and $178,704, respectively, of such expenses to Technest, Inc.

5.	DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets consist of the following:

	September 2010	June 2010	Useful life (years)
Patents - commercialized technology	$440,000	$440,000	5
Patents - other	202,554	201,328	15
Customer relationships and contracts	1,130,000	1,130,000	5
Accumulated amortization	(1,630,416)	(1,627,731)
Net definite-lived intangible asset	$142,138	$143,597

Amortization expense was $2,685 and $81,185 for the three months ended September 30, 2010 and 2009, respectively.

6.	SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

On October 1, 2008, the Company’s Board of Directors approved the designation of 3,000 shares of Series D Redeemable, Convertible Preferred Stock (“Series D Preferred”).  The Series D Preferred had a total face value of $3,000,000, a stated value of $1,000 per share and was convertible at any time at $0.20 per share. The Series D Preferred was redeemable upon receipt of the EOIR contingent purchase price at a price equal to the stated value plus dividends.  Due to its convertibility, the Company concluded that the Series D Preferred was not mandatorily redeemable.  However, since the redemption of the Series D Preferred was not solely within the control of the Company, it did not meet the requirements for classification as equity.  As a result, the Series D Preferred was classified in the mezzanine section of the consolidated balance sheet prior to conversion.

Dividends accrued on the Series D Preferred quarterly at a rate of 5% per year.

During fiscal 2010 the Company sold 300 shares of its Series D Preferred stock for total proceeds of $150,000.

The Company determined that as of the date of issuance there was a beneficial conversion feature of $105,000 for the fiscal 2010 issuance. Since the Series D Preferred was redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance. This resulted in a deemed dividend in the amount of $279,122, which includes $24,122 of accretion of dividends, for the first quarter of fiscal 2010.   The carrying value was further adjusted by additional dividends earned prior to conversion.

On December 8, 2009, in accordance with the Series D 5% Convertible Preferred Stock Certificate of Designation, Southridge Partners LP and Southridge Capital Management LLC, the only holders of Series D Preferred, converted all of their shares of Series D Preferred (total of 1,940 shares) into Technest Common Stock.  Upon conversion of the Series D Preferred, Southridge Partners LP acquired 6,859,306 shares of Technest Common Stock, which included 359,306 shares of Common Stock in payment of the accrued cumulative dividend of 5% per annum. Upon conversion of the Series D Preferred, Southridge Capital Management LLC acquired 3,274,639 shares of Technest Common Stock, which included 74,639 shares in payment of the accrued cumulative dividend of 5% per annum. After these conversions, there were no longer any shares of Technest Series D Preferred outstanding.

7.	STOCKHOLDERS' EQUITY

Series A and Series C Convertible Preferred Stock

On December 14, 2009, all outstanding shares of the Company’s Series A and Series C Preferred Stock were converted into shares of Technest Common Stock.  After these conversions there were no longer any shares of Series A and Series C Preferred Stock outstanding.

Common Stock Issuances

During the three months ended September 30, 2010, the Company did not issue any common stock.

8.	OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

Options

No options were granted pursuant to the Plan during the three months ended September 30, 2010 and 2009 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued, exercised or expired in the quarters ended September 30, 2010 and 2009.  The Company has established a reserve for the exercise of warrants of 275,000 shares for the future issuance of common stock.

The following table summarizes the Company's warrants outstanding at September 30, 2010:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000

Weighted average remaining life			1.4 years

As of September 30, 2010 all warrants are exercisable.  There is no aggregate intrinsic value for warrants outstanding as of September 30, 2010.

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

As of September 30, 2010, the Company has 111,845 shares available for future grant under the Plan.

9.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September 30, 2010 and 2009, consist of the following:

	Shares Potentially Issuable
	2010	2009

Series A Convertible Preferred Stock	-	306,047
Series C Convertible Preferred Stock	-	402,301
Series D Redeemable, Convertible, Preferred Stock	-	10,073,028
Warrants	275,000	649,286
Total	275,000	11,430,662

10.	COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $16,053.

Rent expense for continuing operations in the three months ended September 30, 2010 and 2009 was $48,158 and  $46,755, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

11.	INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2010 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of September 30, 2010, the Company had a valuation allowance of $3,500,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain. In the three months ended September 30, 2010, there was no change in the valuation allowance.   As of September 30, 2010, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $3,150,000 which begin to expire in 2024.

12.	EMPLOYEE BENEFIT PLANS

Technest has adopted a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.

Contributions and other costs of the plan in the three months ended September 30, 2010 and 2009 were $23,681 and $24,161, respectively.

13.	LITIGATION

As discussed in Notes 1 and 3, litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our financial three  months ending September 30, 2010 should be read together with our financial statements and related notes included elsewhere in this report.

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
-High-speed imaging processing hardware and embedded algorithms

Defense and Security - 3D-ID

Our major products consist of our 3D SketchArtist, 3D FaceCam, Portable MVR, OmniEye™ Wellcam, and Small Tactical Ubiquitous Detection System (STUDS).

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared with the three months ended September  30, 2009

Revenues

Technest had $639,712 in revenues from continuing operations during the three months ended September 30, 2010 compared with $585,939 during the three months ended September 30, 2009. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature, these revenues do not consistently accrue from quarter to quarter. At September 30, 2010, the Company’s backlog of funded contracts was approximately $1.1 million.

Gross profit

The gross profit from continuing operations for the three months ended September 30, 2010 was $399,421 or 62% of revenues. The gross profit from continuing operations for the three months ended September 30, 2009 was $306,113 or 52% of revenues.  Technest expects to expand its revenue base to include commercial product revenues and, accordingly, gross profit on future revenues may differ.  During the quarter ended September 30, 2010, the Company continued to bill at the increased provisional indirect cost rates for fiscal 2010 approved by the DCAA in May 2010.  This action accounted for the increased profitability in 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2010 were $412,421 and consisted primarily of payroll related expenses, professional fees and rent.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $488,503, and consisted primarily of payroll related expenses, professional fees and rent.

The Company continues to reduce operating costs where appropriate.

Research and development

In the three months ended September 30, 2010 and 2009 the Company incurred $13,432 and $30,250, respectively, in development expenses associated with its three dimensional camera products.

Amortization of intangible assets

Amortization of intangible assets for the three months ended September 30, 2010 was $2,685 compared with $81,185 for the three months ended September 30, 2009.   The amortization for the three months ended September 30, 2010 is lower because some of the intangible assets became fully amortized in February, 2010.  The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss before taxes from continuing operations for the three months ended September 30, 2010 was $29,117 compared with $293,825 for the three months ended September 30, 2009.

Other income

Other income for the three months ended September 30, 2010 was $35,910 and consisted of interest accreted on the remaining amount due under the Settlement Agreement related to the sale of EOIR Technologies, Inc. and two insurance claims received on products lost in transit or stolen prior to shipment.

Other income for the three months ended September 30, 2009 was $58,223 and consisted of interest on the Arbitration Award and the Settlement Agreement relating to the sale of EOIR Technologies, Inc.

Discontinued operations

There was no net loss from discontinued operations for the three months ended September 30, 2010.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three months ended September 30, 2010 was $1,899.

The net loss attributable to common shareholders for the three months ended September 30, 2009 was $901,740. Included in the net loss for three months ended September 30, 2009 is a non-cash deemed dividend of $279,122 related to Series D Redeemable, Convertible Preferred Stock.

Liquidity and Capital Resources

Cash and Working Capital

On September 30, 2010, Technest had a positive working capital balance of $3,430,355 due primarily to the remaining amount due under the Settlement Agreement related to the sale of EOIR. The working capital balance relating solely to continuing operations was a negative balance of ($369,426). Our primary source of operating cash flows was payments from our customers. Payments from customers are based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses, rent and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash provided by operating activities for the three months ended September 30, 2010 was $45,408 compared with net cash provided by operating activities of $64,075 for the three months ended September 30, 2009.  The main drivers of working capital changes were: improvements in the collection of receivables in the amount of $31,691 and a reduction in unbilled receivables in the amount of $72,665 offset by a reduction in accounts payables of $12,854 and a reduction in accrued expenses of $49,564.

Cash Used in Investing Activities

In the three months ended September 30, 2010, Technest used cash of $1,226 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  Technest also used $1,491 for purchase of new equipment.

Cash Provided by Financing Activities

In the three months ended September 30, 2010, the Company did not engage in any financing activities.

Cash Used in Discontinued Operations

In the three months ended September 30, 2010, the Company used $14,818 to pay down an account payable relating to discontinued operations.

Sources of Liquidity

During the three months ended September 30, 2010, we satisfied our operating and investing cash requirements from the cash provided by our operations.

The Company continues to expand its efforts in commercial sales and believes that these activities will contribute positively in fiscal 2011. In addition, the Company continues to cut costs as appropriate.  As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2010, Technest had warrants outstanding for the purchase of 275,000 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our fiscal years ended June 30, 2010 and 2009.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Technest has had net operating losses each year since its inception. As of September 30, 2010, our accumulated deficit was approximately $17.3 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

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

Our stock price has been volatile. From July 2007 to October 2010, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

TECHNEST HOLDINGS, INC.

Date: November 12, 2010	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and President

Date: November 12, 2010	By:	/s/ Nitin V. Kotak
Nitin V. Kotak
Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X