Form 10-Q
period 2010-12-31
TECHNEST HOLDINGS INC
filed 2011-02-17
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

As of February 12, 2011, there were 32,678,056 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q
TABLE OF CONTENTS
DECEMBER 31, 2010

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

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND JUNE 30, 2010
(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS

Current Assets
Cash and cash equivalents	$331,326	$285,644
Accounts receivable	81,887	163,068
Unbilled receivable	-	104,569
Inventory and work in process	20,734	26,896
Restricted cash	15,000	15,000
Prepaid expenses and other current assets	169,206	145,480
Assets related to discontinued operations	4,846,367	4,846,367
Total Current Assets	5,464,520	5,587,024

Property and Equipment – Net of accumulated depreciation of $129,538 and $118,013	7,128	17,162

Other Assets
Deposits	28,525	28,525
Definite-lived intangible assets – Net of accumulated amortization of $1,633,207 and $1,627,731	141,084	143,597
Goodwill	3,050,000	4,876,038
Total Other Assets	3,219,609	5,048,160

Total Assets	$8,691,257	$10,652,346

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$415,097	$417,268
Accrued expenses and other current liabilities	225,101	320,781
Accrued income taxes	369,816	369,816
Liabilities related to discontinued operations	1,045,374	1,061,404
Total Current Liabilities	2,055,388	2,169,269

Total Liabilities	2,055,388	2,169,269

Commitments and Contingencies

Stockholders’ Equity
Common stock - par value $.001 per share; 495,000,000 shares authorized; 32,678,056 shares issued and outstanding at December 31, 2010 and at June, 30, 2010	32,676	32,676
Additional paid-in capital	25,901,925	25,901,925
Accumulated deficit	(19,116,445)	(17,283,187)
Total Technest Holdings, Inc. Stockholders’ Equity	6,818,156	8,651,414

Non controlling interest	(182,287)	(168,337)
Total Stockholders’ Equity	6,635,869	8,483,077

Total Liabilities and Stockholders’ Equity	$8,691,257	$10,652,346

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$1,237,303	$1,126,015

Cost of Revenues	487,786	554,484

Gross Profit	749,517	571,531

Operating Expenses
Selling, general and administrative	798,039	979,349
Research and development	25,638	70,844
Amortization of intangible assets	5,476	162,370
Total Operating Expenses	829,153	1,212,563

Operating Loss from Continuing Operations	(79,636)	(641,032)

Other (Expense) Income, Net
Goodwill impairment loss	(1,826,038)	-
Interest income	31,444	89,104
Interest expense	-	(34,731)
Other income	27,022	6,921
Total Other (Expense) Income, Net	(1,767,572)	61,294

Loss from Continuing Operations before Income Taxes	(1,847,208)	(579,738)
Income tax benefit	-	-
Net Loss from Continuing Operations	(1,847,208)	(579,738)

Discontinued Operations
Loss on discontinued operations	-	(521,056)
Net Loss from Discontinued Operations	-	(521,056)

Net Loss	(1,847,208)	(1,100,794)

Net Loss Attributable to Non-Controlling Interest	13,950	140,021
Net Loss Attributable to Technest Holdings, Inc.	(1,833,258)	(960,773)

Deemed Dividend to Preferred Stockholders - Series D	-	(291,306)

Net Loss Applicable to Common Shareholders	$(1,833,258)	$(1,252,079)

Basic and Diluted Loss Per Common share
From continuing operations attributable to Technest Holdings, Inc.	$(0.06)	$(0.03)
From discontinued operations attributable to Technest Holdings, Inc.	$-	$(0.02)
Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	32,678,056	22,370,400

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009

Revenues	$597,591	$540,076

Cost of Revenues	247,495	274,658

Gross Profit	350,096	265,418

Operating Expenses
Selling, general and administrative	385,618	490,846
Research and development	12,206	40,594
Amortization of intangible assets	2,791	81,185
Total Operating Expenses	400,615	612,625

Operating Loss from Continuing Operations	(50,519)	(347,207)

Other (Expense) Income, Net
Goodwill impairment loss	(1,826,038)	-
Interest income	15,768	30,881
Interest expense	-	(34,731)
Other income	6,788	6,921
Total Other (Expense) Income, Net	(1,803,482)	3,071

Loss from Continuing Operations before Income Taxes	(1,854,001)	(344,136)
Income tax benefit	-	-
Net Loss from Continuing Operations	(1,854,001)	(344,136)

Discontinued Operations
Loss on discontinued operations	-	(81,510)
Net Loss from Discontinued Operations	-	(81,510)

Net Loss	(1,854,001)	(425,646)

Net Loss Attributable to Non-Controlling Interest	22,642	87,491
Net Loss Attributable to Technest Holdings, Inc.	(1,831,359)	(338,155)

Deemed Dividend to Preferred Stockholders - Series D	-	(12,184)

Net Loss Applicable to Common Shareholders	$(1,831,359)	$(350,339)

Basic and Diluted Loss Per Common share
From continuing operations attributable to Technest Holdings, Inc.	$(0.06)	$(0.01)
From discontinued operations attributable to Technest Holdings, Inc.	$-	$(0.00)
Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.01)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	32,678,056	24,000,881

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Amount	Amount	Amount	Amount

Balance - June 30, 2010	32,678,056	$32,676	$25,901,925	$(17,283,187)	$(168,337)	$8,483,077

Net Loss	-	-	-	(1,833,258)	(13,950)	(1,847,208)

Balance - December 31,2010	32,678,056	$32,676	$25,901,925	$(19,116,445)	$(182,287)	$6,635,869

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:

Net loss	$(1,847,208)	$(1,100,794)

Adjustment to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization of property and equipment	11,525	11,826
Amortization of intangible assets	5,476	162,370
Goodwill impairment loss	1,826,038	-
Non-cash interest income related to discount accretion	(31,312)	(61,460)
Changes in operating assets and liabilities:
Accounts receivable	81,181	125,681
Unbilled receivable	104,569	-
Inventory and work in process	6,162	(14,416)
Restricted cash	-	201,697
Deposits and prepaid expenses and other current assets	7,586	(30,213)
Accounts payable	(2,171)	(210,901)
Accrued expenses and other current liabilities	(95,680)	56,621
Net Cash Provided (Used) In Operating Activities	66,166	(859,589)

Cash Flows From Investing Activities:
Purchase of equipment	(1,491)	(777)
Registration of new definite lived intangible assets	(2,963)	(29,954)
Net Cash Used In Investing Activities	(4,454)	(30,731)

Cash Flows From Financing Activities:
Proceeds from short term note	-	150,000
Repayment of short term note	-	(150,000)
Proceeds from issuance of Series D Redeemable, Convertible Preferred Stock	-	150,000
Net Cash Provided by Financing Activities	-	150,000

Net Increase (Decrease) In Cash and Cash Equivalents from Continuing Operations	61,712	(740,320)

Cash Flows From Discontinued Operations:
Operating activities - accounts payable and accrued expenses	(16,030)	(3,621,687)
Investing activities - proceeds from settlement on sale of EOIR	-	18,000,000
Net (Decrease) Increase in Cash and Cash Equivalents from Discontinued Operations	(16,030)	14,378,313

Net Increase in Cash and Cash Equivalents	45,682	13,637,993

Cash and Cash Equivalents - Beginning of Period	285,644	5,567

Cash and Cash Equivalents - End of Period	$331,326	$13,643,560

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009 (concluded)
(Unaudited)

	2010	2009
Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest	$-	$30,000
Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Restricted stock issued as payment for accrued expenses	$-	$125,000
Beneficial conversion on Series D Redeemable, Convertible Preferred Stock	$-	$105,000
Accretion of Series D Redeemable, Convertible Preferred Stock to redemption value	$-	$255,000
Accrued dividend on Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$-	$36,306
Series D Redeemable, Convertible Preferred Stock converted to Common Stock	$-	$2,026,789

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the second calendar quarter of 2011. During the six months ended December 31, 2010 and 2009, the Company accreted into interest income an amount of $31,312 and $61,460 respectively, related to this discount.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at December 31, 2010.

Acquisition of AccelPath LLC

As discussed more fully in Note 14, subsequent to period end the Company entered into a Unit Purchase Agreement (the “Agreement”) with AccelPath LLC (“AccelPath”), a Massachusetts limited liability company, and all of the members of AccelPath.  Pursuant to the Agreement, Technest agreed to acquire all of the outstanding membership interests of AccelPath in consideration for 86,151,240 shares of Technest’s common stock.  Immediately following the transaction, the sellers will beneficially own 72.5% of Technest’s issued and outstanding common stock and AccelPath shall continue to operate as a wholly owned subsidiary of Technest.

No adjustments have been made to these financial statements related to this transaction due to the timing of the transaction being subsequent to period end.

2.	BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements include the accounts of Technest and its wholly-owned subsidiary, Genex Technologies, Inc. Also included in the consolidation are the results of Technest’s 49% owned subsidiary Technest, Inc. (see Note 4).  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee owns an additional 23%.  The remaining 5% interest is held by an unrelated third party.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.  As Technest, Inc.’s formation coincided with its consolidation with the Company, Technest, Inc. did not have any material assets, liabilities or non-controlling interests upon initial measurement.  The Company initially measured any assets transferred by the Company to Technest, Inc. at the same amounts at which the assets and liabilities would have been measured if they had not been transferred.  No gain or loss was recognized as a result of such transfers.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

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

There was no loss from discontinued operations for the three and six months ended December 31, 2010.  The net loss from discontinued operations for the three and six months ended December 31, 2009 was $81,510 and $521,056, respectively, which is primarily attributable to legal expenses incurred in connection with the arbitration and settlement process.

4.	TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. (represented by 490 shares of issued common stock) in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s Chief Executive Officer beneficially owns 23% of Technest, Inc. and a former employee owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at Fair Market Value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc. and in the three and six months ended December 31, 2010, the Company allocated a net amount of approximately $155,113 and $296,873, respectively, of such expenses to Technest, Inc.  In the three and six months ended December 31, 2009, the Company allocated a net amount of approximately $174,212 and $352,916 respectively, of such expenses to Technest, Inc.

5.	GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill and Impairment

The Company performs a formal impairment analysis in the fourth quarter of each fiscal year.  However, goodwill is tested for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

As a result of the pending transaction with AccelPath (see Note 14), the Company undertook an impairment analysis of its goodwill and intangible assets.  Fair value of the Company was estimated using a number of factors including the Company’s market capitalization, the fair value implied in the AccelPath transaction, previously prepared discounted cash flow analyses and consultation with an independent valuation expert.  As a result of this analysis, the Company determined that the carrying value of Company exceeded its fair value.  To date, the Company has not finalized its analysis of the implied fair value of the Company’s goodwill; however an impairment loss is probable and reasonably estimable.  The preliminary fair value assessment was performed by the Company taking into consideration a number of factors including the preliminary results of a purchase price allocation performed by an independent valuation expert, as it relates to the AccelPath transaction.   As a result of this preliminary analysis, the Company recorded an estimated goodwill impairment loss of $1,826,038 during the quarter ended December 31, 2010.  Any adjustment in the estimated impairment loss will be recognized in subsequent reporting periods.  The Company expects to finalize the impairment loss analysis in the quarter ending March 31, 2011.

A rollforward of the goodwill balance follows:

December 2010
Balance at June 30, 2010	$$4,876,038
Accumulated impairment losses	(1,826,038)
Goodwill recognized during the period	-
Recognition of deferred tax asset	-
Derecognition of goodwill	-
Balance at December 31, 2010	$3,050,000

There have been no impairment losses on the goodwill balance prior to July 1, 2010.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of the following:

	December 2010	June 2010	Useful life (years)
Patents - commercialized technology	$440,000	$440,000	5
Patents - other	204,291	201,328	15
Customer relationships and contracts	1,130,000	1,130,000	5
Accumulated amortization	(1,633,207)	(1,627,731)
Net definite-lived intangible asset	$141,084	$143,597

Amortization expense was $5,476 and $162,370 for the six months ended December 31, 2010 and 2009, respectively.

6.	SERIES D REDEEMABLE, CONVERTIBLE PREFERRED STOCK

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

The Company determined that as of the date of issuance there was a beneficial conversion feature of $105,000 for the fiscal 2010 issuance. Since the Series D Preferred was redeemable upon collection of the Contingent Purchase Price, the Company accreted the Series D Preferred to its redemption value immediately upon issuance. This resulted in a deemed dividend in the amount of $291,306, which includes $36,306 of accretion of dividends, for the first six months of fiscal 2010.   The carrying value was further adjusted by additional dividends earned prior to conversion.

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

During the six months ended December 31, 2010, the Company did not issue any common stock.

8.	OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

Options

No options were granted pursuant to the Company's 2001 Stock Option Plan during the six months ended December 31, 2010 and 2009 and there are currently no options outstanding under the Plan.

Warrants

No warrants were issued, exercised or expired in the periods ended December 31, 2010 and 2009.  The Company has established a reserve for the exercise of warrants of 275,000 shares for the future issuance of common stock.

The following table summarizes the Company's warrants outstanding at December 31, 2010:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000

Weighted average remaining life			1.1 years

As of December 31, 2010 all warrants are exercisable.  There is no aggregate intrinsic value for warrants outstanding as of December 31, 2010.

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

Technest has broad discretion in making grants under the Stock Award Plan and may make grants subject to such terms and conditions as determined by the board of directors or the committee appointed by the board of directors to administer the Plan. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.

On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the 2006 Stock Award Plan to 2,000,000 shares from 1,000,000 shares

As of December 31, 2010, the Company has 111,845 shares available for future grant under the Plan.

9.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the six months ended December 31, 2010 and 2009, consist of the following:

	Shares Potentially Issuable
	2010	2009

Warrants	275,000	649,286
Total	275,000	649,286

10.	COMMITMENTS AND CONTINGENCIES

Facility Rental

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which expires March 31, 2011. Monthly lease amounts for this facility total approximately $16,053. On February 8, 2011, the Company amended its lease term to extend through December 31, 2011 on the same terms as under its current lease.

Rent expense for continuing operations in the six months ended December 31, 2010 and 2009 was $96,315 and $93,510, respectively.

Employment Agreements with Gino M. Pereira and  Nitin V. Kotak

The Company is obligated under employment agreements with certain members of senior management.

11.	INCOME TAXES

There was no provision for federal or state income taxes for the six months ended December 31, 2010 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of December 31, 2010, the Company had a valuation allowance of $3,500,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain. In the six months ended December 31, 2010, there was no change in the valuation allowance.   As of December 31, 2010, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of $3,150,000 which begin to expire in 2024.

12.	EMPLOYEE BENEFIT PLANS

Technest has adopted a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.

Contributions and other costs of the plan in the three and six months ended December 31, 2010 were $18,321 and $42,002, respectively.  Contributions and other costs of the plan in the three and six months ended December 31, 2009 were $30,183 and $54,345, respectively.

13.	LITIGATION

As discussed in Notes 1 and 3, litigation related to the sale of EOIR Technologies, Inc. was settled on October 26, 2009.

14.	SUBSEQUENT EVENTS

Acquisition of AccelPath LLC

On January 11, 2011, Technest, AccelPath LLC, a Massachusetts limited liability company (“AccelPath”) and all of the members of AccelPath (collectively, the “Sellers”), entered into a Unit Purchase Agreement pursuant to which Technest agreed to acquire all of the outstanding membership interests of AccelPath from the Sellers, in consideration for 86,151,240 shares of Technest’s common stock in the aggregate (the “Transaction”).  Immediately following the Transaction, the Sellers will beneficially own approximately 72.5% of Technest’s issued and outstanding common stock.  Following the closing of the Transaction (the “Closing”), AccelPath shall continue to operate as a wholly owned subsidiary of Technest. Please see the “Recent Developments” section of the Management’s Discussion and Analysis for a more detailed discussion of the Transaction.

Bridge Financing

On January 11, 2011, Technest entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E 5% Convertible Preferred Stock shall be issued in three tranches over a 90-day period beginning on the Closing.  Prior to the Closing of the Transaction, Southridge Partners, LP and its affiliates are the holders of a majority of Technest’s shares of common stock. Please see the “Recent Developments” section of the Management’s Discussion and Analysis for a more detailed discussion of the Bridge Financing.

Contingent Value Rights

On January 13, 2011, Technest entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which each of Technest’s common stockholders of record as of January 25, 2011 shall receive one contingent value right (a “CVR”) for each share of Technest common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Technest pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses that will be deducted from such payment.  The CVR was distributed on February 2, 2011. Please see the “Recent Developments” section of the Management’s Discussion and Analysis for a more detailed discussion of the CVRs.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations for our six  months ending December 31, 2010 should be read together with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding Technest Holdings, Inc.’s capital needs, business strategy and expectations. These statements include, but are not limited to, statements about Technest’s expected benefits of, and the ability to consummate, the Transaction with AccelPath and the Sellers, the receipt of the payment under the Settlement Agreement, the final amount of the payments under the CVR Agreement and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of Technest, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether Technest and AccelPath will be able to satisfy all closing conditions to the Transaction, including the completion of the Bridge Financing; whether Technest will realize the improvements in its operations that it expects from the Transaction; whether the conditions triggering the payment to Technest under the Settlement Agreement will be achieved; the amount of expenses that will be deducted from, and reduce the amount of, payments pursuant to the CVR Agreement; general economic conditions; and those risks identified and discussed by Technest in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

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

OmniEye™ Wellcam is an ultra-light, portable 360 degree field of view camera which can be used in field applications, such as detection of underground weapon caches and search and rescue beneath building rubble, due to its durability.

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

Technest Business Strategy

The Company is currently reviewing its strategic options.

RECENT DEVELOPMENTS

Acquisition of AccelPath LLC

On January 11, 2011, Technest, AccelPath LLC, a Massachusetts limited liability company (“AccelPath”) and all of the members of AccelPath (collectively, the “Sellers”), entered into a Unit Purchase Agreement (the “Purchase Agreement”) pursuant to which Technest agreed to acquire all of the outstanding membership interests of AccelPath from the Sellers, in consideration for 86,151,240 shares of Technest’s common stock in the aggregate (the “Transaction”).  Immediately following the Transaction, the Sellers will beneficially own approximately 72.5% of Technest’s issued and outstanding common stock.  Following the closing of the Transaction (the “Closing”), AccelPath shall continue to operate as a wholly owned subsidiary of Technest.

A total of 86,151,240 shares of Technest’s common stock will be issued in the Transaction, including 23,171,713 shares to Shekhar Wadekar, a Manager of AccelPath.  Immediately following the Transaction and not including the shares issued in the Bridge Financing (described below), Shekhar Wadekar will be deemed to beneficially own 19.5% of the shares of Technest’s common stock.  Following the Transaction, Shekhar Wadekar will serve as a director of Technest and will be its Chief Executive Officer.

Prior to the Transaction, Stephen Hicks, one of Technest’s directors, was deemed to beneficially own shares of Technest’s common stock beneficially owned by Southridge Partners LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd. and Garth LLC.  Including the shares of Technest common stock beneficially owned by these entities, along with shares directly owned by Mr. Hicks and shares owned by Trillium Partners, LP (for which Mr. Hicks is the President of the general partner), Mr. Hicks was deemed to beneficially own 65.1% of the shares of Technest common stock, or a total of 21,258,562 shares of Technest’s common stock as of February 15, 2011.  Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.  Immediately following the Transaction and not including shares issued in the Bridge Financing (described below), Mr. Hicks will be deemed to beneficially own 17.89% of the shares of Technest’s common stock (including the shares owned by Southridge Partners LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd., Garth LLC, and Trillium Partners LP).

Each of the parties to the Purchase Agreement has made customary representations, warranties and covenants.  The Closing is subject to, among other things, the continued accuracy of the representations and warranties of the parties contained in the Purchase Agreement, the performance of certain covenants and obligations of the parties, the satisfaction of certain matters relating to certain creditors and certain employees of Technest, and Technest executing the CVR Agreement (as described below) and definitive agreements relating to the Bridge Financing (as described below).  The Purchase Agreement may be terminated at any time prior to the Closing with the written consent of AccelPath and Technest, upon the issuance of a final governmental order or action that restrains, enjoins or otherwise prohibits the Transaction or by either party, or upon a breach of a representation, warranty or covenant in the Purchase Agreement that is not cured prior to the Closing.

Pursuant to the terms of the Purchase Agreement, the parties have agreed to enter into certain other agreements at the Closing, including a Lock-Up Agreement that prohibits the Sellers and certain of Technest’s existing stockholders from transferring shares of common stock held by them for a period of up to ten months following the Closing.

Effective immediately prior to the Closing, Gino M. Pereira will resign from his position as Technest’s President and Chief Executive Officer and his employment agreement dated January 14, 2008 will be terminated.  In connection with the Transaction, each of Gino M. Pereira, Robert A. Curtis, Laurence J. Ditkoff, David R. Gust and Stephen M. Hicks will resign from the Board of Directors of Technest effective immediately prior to the Closing; Henry Sargent will remain on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. will be appointed to the Board of Directors of Technest to fill three of the vacancies caused by such resignations.  Following the Closing, the Board will consist of four directors, three of whom will have been appointed in connection with the Transaction.

The issuance of Technest’s common stock in the Transaction will not be registered under the Securities Act of 1933, and will be made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The foregoing summary of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011 and is incorporated herein by reference.

The Purchase Agreement has been filed to provide investors and stockholders with information regarding its terms.  It is not intended to provide any other factual information about Technest.  The Purchase Agreement contains representations and warranties that the parties to the Purchase Agreement made to and solely for the benefit of each other, and the assertions embodied in such representations and warranties are qualified by information contained in confidential disclosure schedules that the parties exchanged in connection with signing the Purchase Agreement. Accordingly, investors and stockholders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances, since they were only made as of the date of the Purchase Agreement and are modified in important part by the underlying disclosure schedules.  Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement, which subsequent information may not be fully reflected in the Technest’s public disclosures.

Bridge Financing

On January 11, 2011, Technest entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E 5% Convertible Preferred Stock shall be issued in three tranches over a 90-day period beginning on the Closing.  Prior to the Closing of the Transaction, Southridge Partners, LP and its affiliates are the holders of a majority of Technest’s shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E 5% Convertible Preferred Stock to be issued in the Bridge Financing will be convertible into Technest common stock at the option of Southridge at any time.  The number of shares of Technest common stock into which each share of Series E 5% is convertible is determined by dividing $1,000 (the stated value) by $0.0444 per share.  The 300 shares of Series E 5% Preferred Stock issuable to Southridge will be convertible into 6,754,173 shares of Technest common stock.  The holders of Series E 5% Convertible Preferred Stock are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash.

The issuance and sale of the securities in the Bridge Financing will not be registered under the Securities Act of 1933, and will be made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The foregoing summary of the Bridge Financing does not purport to be complete and is qualified in its entirety by reference to the full text of the Bridge Financing Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011 and the Certificate of Designation, a copy of which is filed as Exhibit 4.1 to the same Current Report on Form 8-K, each of which are incorporated herein by reference.

Contingent Value Rights

On January 13, 2011, Technest entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Mellon Investor Services LLC (the “Exchange Agent”) pursuant to which each of Technest’s common stockholders of record as of January 25, 2011 shall receive one contingent value right (a “CVR”) for each share of Technest common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Technest pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses that will be deducted from such payment.  The CVR was distributed on February 2, 2011. Pursuant to the Settlement Agreement, EOIR Holdings LLC agreed to, among other things, pay Technest $5,000,000 within sixty days of EOIR Technologies, Inc. being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity contract or any contract generally recognized to be a successor contract to U.S. Army contract no. WI5P7T-08-D-P417 (the “STES Contract”).  The $5,000,000 is also payable to Technest in the event that EOIR Technologies, Inc. is awarded task orders under its current STES Contract totaling $495,000,000.   If the $5,000,000 payment is received under the Settlement Agreement, the holders of the CVRs will receive their pro rata portion of the net proceeds from such payment as certain expenses will be deducted from that payment prior to the distribution to the CVR holders.  Following deduction of such expenses, Technest estimates that the cash payment will be approximately $0.09 per CVR.

As of February 1, 2011, Continental Stock Transfer & Trust Company has been appointed as the successor agent, replacing Mellon Investor Services LLC for the CVRs pursuant to the CVR Agreement.

The foregoing summary of the CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CVR Agreement, a copy of which is filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011 and is incorporated herein by reference.  The foregoing summary of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 29, 2009 and is incorporated herein by reference.

RESULTS OF OPERATIONS

Three and six months ended December 31, 2010 compared with the three and six months ended December 31, 2009

Revenues

Technest had $597,591 in revenues from continuing operations during the three months ended December 31, 2010 compared with $540,076 during the three months ended December 31, 2009. These revenues were largely generated by Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. We use the revenue from these grants to develop future potential products for our business. By their nature, these revenues do not consistently accrue from quarter to quarter. At December 31, 2010, the Company’s backlog of funded contracts was approximately $429,000.

Technest had $1,237,303 in revenues from continuing operations during the six months ended December 31, 2010 compared with $1,126,015 during the six months ended December 31, 2009.

Gross profit

The gross profit from continuing operations for the three months ended December 31, 2010 was $350,096 or 59% of revenues. The gross profit from continuing operations for the three months ended December 31, 2009 was $265,418 or 49% of revenues.

The gross profit from continuing operations for the six months ended December 31, 2010 was $749,517 or 61% of revenues.  The gross profit from continuing operations for the six months ended December 31, 2009 was $571,531 or 51% of revenues.  The increase in profitability in fiscal 2011 is due to the Company billing at the increased provisional indirect rates approved by the DCAA in May 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three and six months ended December 31, 2010 were $385,618 and $798,039, respectively, and consisted primarily of payroll related expenses, professional fees and rent.

Selling, general and administrative expenses for the three and six months ended December 31, 2009 were $490,846 and $979,349, respectively, and consisted primarily of payroll related expenses, professional fees and rent.

Research and development

In the three and six months ended December 31, 2010 the Company incurred $12,206 and $25,638, respectively, in development expenses associated with its three dimensional camera products.

In the three and six months ended December 31, 2009 the Company incurred $40,594 and $70,844, respectively, in development expenses associated with its three dimensional camera products.

Amortization of intangible assets

Amortization of intangible assets for the three and six months ended December 31, 2010 was $2,791 and $5,476, respectively compared with $81,185 and $162,370, respectively for the three and six months ended December 31, 2009.   The amortization for the three and six months ended December 31, 2010 is lower because some of the intangible assets became fully amortized in February, 2010.  The majority of amortization expense relates to the definite-lived intangible assets acquired in conjunction with Genex Technologies.

Operating loss

The operating loss from continuing operations for the three months ended December 31, 2010 was $50,519 compared with $347,207 for the three months ended December 30, 2009.

The operating loss from continuing operations for the six months ended December 31, 2010 was $79,636 compared with $641,032 for the six months ended December 30, 2009.

Other (expense) income

Net other (expense) income for the three months ended December 31, 2010 was ($1,803,482) and consisted primarily of the impairment loss on goodwill of $1,826,038 offset by interest accreted on the remaining amount due under the Settlement Agreement related to the sale of EOIR Technologies, Inc.  Net other income for the three months ended December 31, 2009 was $3,071 and consisted primarily of interest income on the Arbitration Award and the Settlement Agreement relating to the sale of EOIR Technologies, Inc. and interest expense on short term note.

Net other (expense) income for the six months ended December 31, 2010 was ($1,767,572) and consisted primarily of the impairment loss on goodwill of $1,826,038 offset by interest accreted on the remaining amount due under the Settlement Agreement related to the sale of EOIR Technologies, Inc. and two insurance claims received on products lost in transit or stolen prior to shipment.  Net other income for the six months ended December 31, 2009 was $61,294 and consisted primarily of interest income on the Arbitration Award and the Settlement Agreement relating to the sale of EOIR Technologies, Inc. and interest expense on short term note.

Discontinued operations

There was no net loss from discontinued operations for the three and six months ended December 31, 2010.

The net loss from discontinued operations for the three and six months ended December 31, 2009 was $81,510 and $521,056, respectively.  This was entirely attributable to costs incurred with the arbitration against, and the subsequent settlement with, EOIR Holdings LLC.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three and six months ended December 31, 2010 was $1,831,359 and $1,833,258, respectively.

The net loss attributable to common shareholders for the three and six months ended December 31, 2009 was $350,339 and $1,252,079, respectively. Included in the net loss for three and six months ended December 31, 2009 are  non-cash deemed dividends of $12,184 and $291,306, respectively, related to Series D Redeemable, Convertible Preferred Stock.

Liquidity and Capital Resources

Cash and Working Capital

On December 31, 2010, Technest had a positive working capital balance of $3,409,132 due primarily to the remaining amount due under the Settlement Agreement related to the sale of EOIR. The working capital balance relating solely to continuing operations was a negative balance of ($391,861). Our primary source of operating cash flows was payments from our customers. Payments from customers are based on the amount and timing of work performed by us or the number of units delivered.  Our primary ongoing uses of operating cash relate to payments to subcontractors and vendors, salaries and related expenses, rent and professional fees. The timing of such payments is generally even throughout the year.  Our vendors and subcontractors generally provide us with normal trade payment terms.  Net cash provided by operating activities for the six months ended December 31, 2010 was $66,166 compared with net cash of ($859,589) used in operating activities for the six months ended December 31, 2009.  The main drivers of working capital changes were: improvements in the collection of receivables in the amount of $81,181 and a reduction in unbilled receivables in the amount of $104,569 offset by a reduction in accrued expenses of $95,680.

Cash Used in Investing Activities

In the six months ended December 31, 2010, Technest used cash of $2,963 for the acquisition of new definite lived intangible assets representing costs associated with filing for new patents.  Technest also used $1,491 for purchase of new equipment.

Cash Provided by Financing Activities

In the six months ended December 31, 2010, the Company did not engage in any financing activities.

Cash Used in Discontinued Operations

In the six months ended December 31, 2010, the Company used $16,030 to pay down an account payable relating to discontinued operations.

Sources of Liquidity

During the six months ended December 31, 2010, we satisfied our operating and investing cash requirements from the cash provided by our operations.

On January 11, 2011, Technest and AccelPath entered into a Purchase Agreement pursuant to which Technest agreed to acquire all of the outstanding membership interests of AccelPath from the Sellers, in consideration for 86,151,240 shares of Technest’s common stock in the aggregate.  In conjunction with this on January 11, 2011, Technest entered into a Securities Purchase Agreement with Southridge Partners II, LP to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 The shares of Series E 5% Convertible Preferred Stock shall be issued in three tranches over a 90-day period beginning on the Closing.  As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2010, Technest had warrants outstanding for the purchase of 275,000 shares of common stock. However, due to the net share settlement provisions of these warrants, Technest does not expect any material cash proceeds upon exercise.

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

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the AccelPath Transaction and the Combined Company

Satisfying closing conditions may delay completion of the Transaction.

On January 11, 2011, Technest entered into a Unit Purchase Agreement pursuant to which Technest agreed to acquire all of the outstanding membership interests of AccelPath LLC from AccelPath’s members  in consideration for 86,151,240 shares of Technest’s common stock in the aggregate (the “Transaction”).  There are many conditions to AccelPath and Technest’s obligations to close the Transaction.  The closing is subject to, among other things, the continued accuracy of the representations and warranties of the parties contained in the Purchase Agreement, the performance of certain covenants and obligations of the parties, the satisfaction of certain matters relating to certain creditors and certain employees of Technest.  If the closing conditions are not satisfied or waived and the Transaction does not close, it could adversely affect the prospects of the Company.

If the proposed Transaction with AccelPath is consummated, the combined business of both Technest and AccelPath (the “Combined Company”) may be exposed to additional risks which may result in a decline in the share price.

If the proposed Transaction is consummated, the Combined Company may be subject to a number of material risks, and its business could be adversely affected, including the following:

●
some of Technest’s or AccelPath’s suppliers, distributors and other business partners may seek to adversely change or terminate their relationships with the Combined Company as a result of the consummation of the Transaction;

●
as a result of the consummation of the Transaction, current and prospective employees could experience uncertainty about their future roles within the Combined Company, and this uncertainty may adversely affect the Combined Company’s ability to retain its key employees, who may seek other employment opportunities; and we can give no assurance that we will be able to successfully complete and integrate AccelPath and Technest.

In addition, the market price of Technest’s common stock after the Transaction may decline for a number of other reasons, including if:

●	the Combined Company does not achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated, if at all;
●	the dilution of Technest’s outstanding stock as a result of the issuance of shares of stock in the Transaction and the Bridge Financing may negatively affect the trading price of Technest’s stock; or
●	the effect of the Transaction on the Combined Company’s business and prospects is not consistent with the expectations of financial or industry analysts.

Ownership of Technest’s common stock may be highly concentrated after consummation of the Transaction and the Bridge Financing.

After consummation of the Transaction and the Bridge Financing, certain stockholders will have beneficial ownership of significant portions of Technest’s outstanding stock.  Such stockholders, acting individually or as a group, will have substantial influence over the outcome of a corporate action of Technest requiring stockholder approval, including the election of directors, any approval of a merger, consolidation or sale of all or substantially all of Technest’s assets or any other significant corporate transaction, even if the outcome sought by such stockholders is not in the interest of Technest’s other stockholders.  These stockholders, acting as a group, may also delay or prevent a change in control of Technest, even if such change in control would benefit the other stockholders of Technest.  In addition, the significant concentration of stock ownership may adversely affect the value of Technest’s common stock due to investors’ perception that conflicts of interest may exist or arise.

If the Combined Company is unable to develop new and enhanced products that achieve widespread market acceptance, it may be unable to recoup product development costs, and its earnings and revenue may decline.

The Combined Company’s future success depends on its ability to broadly market existing technologies, products, and services, and to develop and introduce new product and service offerings and grow its business, particularly in the healthcare and security industries.  The Combined Company expects to commit substantial resources to developing new products and services, as well as to continue marketing the existing products and services of AccelPath and Technest.  If the market for these products and services does not develop as anticipated, or demand for the Combined Company’s current product and service offerings does not grow or grows more slowly than the Combined Company expects, the Combined Company will have expended substantial resources and capital without realizing sufficient revenue, and the Combined Company’s business and operating results could be adversely affected.

The Combined Company will operate in a very competitive environment.

The Combined Company expects to encounter intense competition from a number of companies that offer products in the Combined Company’s targeted application areas.  It is anticipated that the Combined Company’s competitors in these areas will include:

●	healthcare and other companies that manufacture tests and analytics for use in the healthcare industry;
●	diagnostic companies and companies developing technologies for pathology;
●	digital imaging companies;
●	companies developing technologies for the surveillance and security industries; and
●	companies developing point-of-care diagnostic tests.

The Combined Company’s current and future products and services will face competition from established companies and numerous development-stage companies that continually enter these markets.  In many instances, competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than the Combined Company. Moreover, these competitors may offer broader product lines and have greater name recognition than the Combined Company and may offer discounts as a competitive tactic.

In addition, several development-stage companies are currently making or developing products and services that compete with or will compete with the Combined Company’s current and future products and services.  Competitors may succeed in marketing technologies or products that are more effective or commercially attractive than the Combined Company’s current or future products and services that render the Combined Company’s technologies and current or future products obsolete.  Competitors may also develop proprietary positions that may prevent the Combined Company from successfully commercializing its products.

Risks Related To Our Business, Results of Operations and Financial Condition

We have a history of operating losses and cannot give assurance of future revenues or operating profits; investors may lose their entire investment.

Technest has had net operating losses each year since its inception. As of December 31, 2010, our accumulated deficit was approximately $19.1 million. If Technest continues to suffer losses as it has in the past, investors may not receive any return on their investment and may lose their entire investment.

If we cannot complete the Bridge Financing or additional financing, our operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital. Although we believe with the completion of the Bridge Financing we will have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to complete the financing or obtain additional funds, if needed, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

As of February 15, 2011, Southridge Partners LP owns 40.3% of the shares of Technest Common Stock, with a total of 13,170,173 shares of Technest Common Stock. Aberdeen Avenue LLC beneficially owns 5.6% of the shares of Technest Common Stock, with a total of 1,814,782 shares of Technest Common Stock. Southridge Capital Management LLC beneficially owns 10.0% of the shares of Technest Common Stock, with a total of 3,274,639 shares of Technest Common Stock. Southshore Capital Fund Ltd. beneficially owns 1,035,208 shares of Technest Common Stock. Stephen Hicks, one of our directors, is deemed to beneficially own the shares of Technest Common Stock beneficially owned by Southridge Partners LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd. and Garth LLC. Including the shares of Technest Common Stock beneficially owned by these entities, along with those shares directly owned by Mr. Hicks and the shares owned by Trillium Partners, LP, Mr. Hicks is deemed to beneficially own 65.1% of the shares of Technest Common Stock, with a total of 21,258,562 shares of Technest Common Stock. Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

A very small number of investors collectively owned approximately 65.1% of Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Our stock price has been volatile. From July 2007 to January 2011, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Item 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath LLC and the members of AccelPath LLC		8-K	January 14, 2011	2.1
4.1	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1
10.1	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP		8-K	January 14, 2011	10.1
10.2	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC		8-K	January 14, 2011	10.2
10.3	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Press Release dated as of January 14, 2011		8-K	January 14, 2011	99.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 17, 2011	By:	/s/ Gino M. Pereira
Gino M. Pereira
Chief Executive Officer and President

Date: February 17, 2011	By:	/s/ Nitin V. Kotak
Nitin V. Kotak
Chief Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath LLC and the members of AccelPath LLC		8-K	January 14, 2011	2.1
4.1	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1
10.1	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP		8-K	January 14, 2011	10.1
10.2	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC		8-K	January 14, 2011	10.2
10.3	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by CFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and CFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Press Release dated as of January 14, 2011		8-K	January 14, 2011	99.1