Form 10-Q
period 2011-03-31
TECHNEST HOLDINGS INC
filed 2011-05-23
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 20, 2011, there were 120,279,296 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2011

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

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010

	March 31, 2011	June 30, 2010
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$152,550	$59,597
Accounts receivable, net of allowances of $204,000 at March 31, 2011	158,658	—
Inventory and work in process	18,715	—
Restricted cash	15,000	—
Prepaid expenses and other current assets	187,569	—
Assets related to discontinued operations	4,846,367	—
Total Current Assets	5,378,859	59,597

Property and Equipment – Net of accumulated depreciation of $939	13,159	—

Other Assets
Deposits	46,525	18,000
Deferred financing costs	36,000	—
Customer contracts, net of accumulated amortization of $14,583	335,417	—
Goodwill	1,100,625	—
Total Other Assets	1,518,567	18,000

Total Assets	$6,910,585	$77,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$852,918	$15,834
Accrued expenses and other current liabilities	142,657	15,000
Accrued compensation	45,000	55,000
Accrued income taxes	369,816	—
Notes payable	74,000	—
Contingent value rights payable	3,133,657	—
Liabilities related to discontinued operations	1,045,374	—
Total Current Liabilities	5,663,422	85,834

Total Liabilities	5,663,422	85,834

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 150 shares issued and outstanding at March 31, 2011	150,000	—
Common stock - par value $.001 per share; 495,000,000 shares authorized; 120,279,296 and 79,485,767 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	120,279	79,486
Additional paid-in capital	2,718,656	407,414
Accumulated deficit	(1,548,012)	(495,137)
	1,440,923	(8,237)
Non-controlling interest	(193,760)	—
Total Stockholders’ Equity (Deficit)	1,247,163	(8,237)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,910,585	$77,597

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Revenues	$234,407	$—

Cost of Revenues	211,398	—

Gross Profit	23,009	—

Operating Expenses
Selling, general and administrative	1,053,312	182,379
Research and development	15,360	—
Amortization of customer contracts	14,583	—
Total Operating Expenses	1,083,255	182,379

Operating Loss	(1,060,246)	(182,379)

Other Income (Expense), Net
Interest income	5,305	—
Total Other Income (Expense), Net	5,305	—

Loss before Income Taxes	(1,054,941)	(182,379)
Income tax benefit	—	—
Net Loss	(1,054,941)	(182,379)

Net Loss Attributable to Non-Controlling Interest	2,066	—
Net Loss Attributable to Technest Holdings, Inc.	(1,052,875)	(182,379)

Deemed and Cash Dividends to Preferred Stockholders - Series E	(19,417)	—

Net Loss Applicable to Common Shareholders	$(1,072,292)	$(182,379)

Net Loss Per Share - Basic and Diluted	$(0.012)	$(0.003)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	91,344,119	72,344,119

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010

Revenues	$162,980	$—

Cost of Revenues	110,663	—

Gross Profit	52,317	—

Operating Expenses
Selling, general and administrative	581,002	90,746
Amortization of customer contracts	14,583	—
Total Operating Expenses	595,585	90,746

Operating Loss	(543,268)	(90,746)

Other Income (Expense), Net
Interest income	5,305	—
Total Other Income (Expense), Net	5,305	—

Loss before Income Taxes	(537,963)	(90,746)
Income tax benefit	—	—
Net Loss	(537,963)	(90,746)

Net Loss Attributable to Non-Controlling Interest	2,066	—
Net Loss Attributable to Technest Holdings, Inc.	(535,897)	(90,746)

Deemed and Cash Dividends to Preferred Stockholders - Series E	(19,417)	—

Net Loss Applicable to Common Shareholders	$(555,314)	$(90,746)

Net Loss Per Share - Basic and Diluted	$(0.005)	$(0.001)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	103,612,229	76,901,044

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(Unaudited)

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2010	$—	79,485,767	$79,486	$407,414	$(495,137)	$—	$(8,237)
Issuance of common stock	—	17,163,593	17,163	497,837	—	—	515,000
Repurchase of common stock	—	(10,498,120)	(10,498)	(63,502)	—	—	(74,000)
Issuance of common stock in reverse acquisition	—	32,678,056	32,678	1,792,920	—	(191,694)	1,633,904
Issuance of common stock under the Employment Settlement Agreement	—	1,000,000	1,000	49,000	—	—	50,000
Issuance of common stock under the Equity Purchase Agreement	—	450,000	450	35,550	—	—	36,000
Issuance of 150 shares of Preferred Stock – Series E	150,000	—	—	—	—	—	150,000
Cash dividends accrued on Preferred Stock – Series E	—	—	—	(563)	—	—	(563)
Net loss	—	—	—	—	(1,052,875)	(2,066)	(1,054,941)

Balance, March 31, 2011	$150,000	120,279,296	$120,279	$2,718,656	$(1,548,012)	$(193,760)	$1,247,163

See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:

Net loss	$(1,054,941)	$(182,379)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	939	—
Amortization of customer contracts	14,583	—
Fair value of common stock issued under Employment Settlement Agreement	50,000	—
Non-cash interest income related to discount accretion	(5,305)	—
Changes in operating assets and liabilities:
Accounts receivable	(126,351)	—
Inventory and work in process	673	—
Deposits, prepaid expenses and other current assets	(10,512)	(18,000)
Accounts payable	500,617	2,926
Accrued expenses and other current liabilities	(14,775)	—
Accrued compensation	(10,000)	5,000
Net Cash Used In Operating Activities	(655,072)	(192,453)

Cash Flows From Investing Activities:
Purchase of equipment	(10,391)	—
Cash acquired in reverse acquisition	93,416	—
Net Cash Provided by Investing Activities	83,025	—

Cash Flows From Financing Activities:

Proceeds from issuance of common stock	515,000	310,000
Proceeds from issuance of Preferred Stock – Series E	150,000	—
Net Cash Provided by Financing Activities	665,000	310,000

Net Increase in Cash and Cash Equivalents	92,953	117,547

Cash and Cash Equivalents - Beginning of Period	59,597	3,975

Cash and Cash Equivalents - End of Period	$152,550	$121,522

	2011	2010
Supplemental Disclosures Of Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Note payable issued by AccelPath, LLC for repurchase of common stock	$74,000	$—
Fair value of common stock issued under Equity Purchase Agreement recorded as deferred financing costs	$36,000	$—
Dividend accrued on Preferred Stock-Series E	$563	$—

See note 3
See notes to condensed consolidated financial statements.

TECHNEST HOLDINGS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
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

Acquisition of AccelPath, LLC
On March 4, 2011, the Company acquired all of the outstanding membership interests of AccelPath, LLC (“AccelPath”), a Massachusetts limited liability company.  The former members of AccelPath received an aggregate of 86,151,240 shares of Technest’s common stock and immediately after the transaction, owned 72.5% of Technest’s issued and outstanding common stock.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of Technest.  Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  For more information, see Basis of Presentation and Reverse Acquisition below.

AccelPath is a diagnostics company that with and through our contracted providers and strategic alliances delivers services that play a key role in the diagnosis of diseases and other pathologic conditions. The experienced pathologists with whom we contract with deliver comprehensive diagnostic reports of a patient’s condition and consult with referring physicians to help determine the appropriate treatment. Such diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients’ health in a cost-effective manner.

All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 33.327365 exchange ratio of Accelpath member interests to Technest common shares in the merger. Immediately prior to the merger, Technest had 32,678,056 shares of common stock outstanding.

Sale of EOIR Technologies, Inc.
On October 26, 2009, Technest entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement, which the parties entered into in 2007 to effectuate the sale of EOIR, a subsidiary of Technest at the time (see Note 4 for additional information).

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

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable as management originally anticipated collection of this amount by September 2010. The release of the WEBSS contract has fallen behind original expectations and the collection of the related receivable is now anticipated in the first calendar quarter of 2012.  The accompanying financial statements for the nine months ended March 31, 2011 include interest income of $5,305.  Technest believes that the collectability of the contingent receivable is determinable beyond a reasonable doubt and probable of collection and as such does not believe any reserves are warranted at March 31, 2011.

2.	BASIS OF PRESENTATION

Basis of Presentation
As a result of the reverse acquisition, the accompanying unaudited consolidated financial statements include the operations of AccelPath and its affiliate which AccelPath controls under a long-term professional service and support agreement for the three and nine months ended March 31, 2011 and 2010.  The operations of Technest and its wholly-owned subsidiary, Genex

Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5) are included in the accompanying unaudited consolidated financial statements for the period from March 4, 2011 through March 31, 2011.  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., a former employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.  As Technest, Inc.’s formation coincided with its consolidation with the Company, Technest, Inc. did not have any material assets, liabilities or non-controlling interests upon initial measurement.  The Company initially measured any assets transferred by the Company to Technest, Inc. at the same amounts at which the assets and liabilities would have been measured if they had not been transferred.  No gain or loss was recognized as a result of such transfers.

All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's current report on Form 8-K/A filed on May 13, 2011 and the Company’s annual report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements
There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

3.	REVERSE ACQUISITION

On March 4, 2011, Technest Holdings, Inc. acquired AccelPath and AccelPath became a wholly-owned subsidiary of Technest.  The former members of AccelPath received an aggregate of 86,151,240 shares of Technest’s common stock and, immediately after the transaction, owned 72.5% of Technest’s issued and outstanding common stock.  Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  The results of operations of Technest have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath are presented as the historical financial statements of Technest.

AccelPath acquired tangible assets consisting of cash of $93,416, accounts receivable of $32,307, inventory of $19,388, assets related to discontinued operations of $4,846,367, property and equipment of $3,707, and prepaid expenses and other assets of $215,277 and identifiable intangible assets of $350,000 related to existing customer contracts.  AccelPath assumed accounts payable of $336,467, accrued expenses of $141,870, accrued income taxes of $369,816, contingent value rights payable of $3,133,657 and liabilities related to discontinued operations of $1,045,374.  The fair value of the total consideration transferred on the date of the acquisition was $1,633,903 and AccelPath recorded goodwill of $1,100,625 for the excess of purchase price over the net assets acquired.

Goodwill represents the value of Technest’s customer relationships and its history of success in obtaining and successfully completing research and development contracts for the National Institute of Health and the Department of Defense.  Goodwill will not be amortized but will be tested at least annually for impairment.  For income tax purposes, we expect the full amount of the goodwill to be deductible over its fifteen-year amortization period.  The purchase price allocation is preliminary and is subject to change as the contingent value rights payable are subject to adjustment for future events.

Unaudited pro forma operating results, assuming the reverse acquisition had been made as of July 1, 2009, are as follows:

	Nine Months Ended March 31,
	2011	2010
Revenues	$1,647,137	$1,701,847
Net income applicable to common shareholders	$(1,192,479)	$(1,406,133)
Net loss per share – basic and diluted	$(0.010)	$(0.014)

4.	DISCONTINUED OPERATIONS

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

There was no loss from discontinued operations for the three and nine months ended March 31, 2011 and 2010.

5.	TECHNEST, INC.

On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., a former employee owns 23% and an unrelated third party owns 5%. The Company has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  The Company allocates certain general and administrative and overhead expenses to Technest, Inc.

6.	GOODWILL AND CUSTOMER CONTRACTS

Goodwill and Impairment
The Company performs a formal impairment analysis in the fourth quarter of each fiscal year.  However, goodwill is tested for impairment between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

In connection with the reverse acquisition, AccelPath (the accounting acquirer) recorded goodwill of $1,100,625 based on the excess of the fair value of the consideration over the Technest net assets acquired.  Goodwill is subject to adjustment as the contingent value rights payable are subject to adjustments for future events.

Customer Contracts
In connection with the reverse acquisition, AccelPath (the accounting acquirer) recorded the fair value of Technest’s existing customer contracts as an intangible asset.  The customer contracts have an estimated life of two years.  Amortization expense was $14,583 for the three and nine months ended March 31, 2011.

7.	CONTINGENT VALUE RIGHTS

On January 13, 2011, Technest entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which

Technest’s common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Technest common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Technest pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  As of March 31, 2011, Technest estimates that the cash payment will be $3,133,657 or approximately $0.096 per CVR.

8.	PREFERRED STOCK

Bridge Financing
On January 11, 2011, Technest entered into a Securities Purchase Agreement with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock shall be issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition.

The number of shares of Technest common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issuable to Southridge are convertible into 6,754,173 shares of Technest common stock.  Prior to the closing of the reverse acquisition, Southridge Partners, LP and its affiliates were the holders of a majority of Technest’s shares of common stock.  The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.  On March 4, 2011, Southridge purchased $150,000 of Series E Preferred and on April 18, 2011, Southridge purchased an additional $75,000 of Series E Preferred for cash.

The Company determined that there was a beneficial conversion feature of $18,854 for the March 4, 2011 issuance.  This resulted in a deemed dividend in the amount of $18,854 for the three and nine months ended March 31, 2011.

9.	COMMON STOCK ISSUANCES AND REPURCHASES

During the six months ended December 31, 2010, AccelPath issued 17,163,593 shares of $0.001 par value common stock for total proceeds of $515,000.

On March 4, 2011, immediately prior to the closing of the reverse acquisition, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  There was no interest or consulting expense for the three and nine months ended March 31, 2011.

On March 4, 2011, the issued and outstanding membership interests of AccelPath were exchanged for 86,151,240 shares of Technest common stock in the reverse acquisition (see Note 3).

On March 4, 2011, in connection with the reverse acquisition, the 32,678,056 shares of issued and outstanding common stock of Technest were recorded in the financial statements of AccelPath (the accounting acquirer).

On March 14, 2011, Technest issued 1,000,000 shares of common stock to its former President and CEO under the January 11, 2011 Employment Settlement Agreement.  The Company recorded compensation expense of $50,000 for the three and nine months ended March 31, 2011 based on the fair value of the common stock issued.

On March 7, 2011, Technest issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  Under the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the twenty-four month period commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  The purchase price of the common stock will be 95% of the average of the lowest three closing bid prices during the five day trading period. The fair value of the common stock issued of $36,000 was recorded as a deferred financing cost. The Company did not record any amortization during the three and nine months ended March 31, 2011.  In conjunction with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement with Southridge.  The Registration Rights Agreement does not include any obligations of the Company to transfer consideration to Southridge.

10.	OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan
On March 4, 2011, the Board of Directors adopted the Technest Holdings, Inc. 2011 Equity Incentive Plan and reserved 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval by March 4, 2012.  The plan also provides for automatic annual increases, subject to Board approval, on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

On April 6, 2011, the Board of Directors granted stock options to purchase 42,350,000 shares of common stock at an exercise price of $0.065 per share.  The options vest over three years and have a term of 10 years.

On May 13, 2011, the Board of Directors granted stock options to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.  The options vest over three years and have a term of 10 years.

Warrants
No warrants were issued, exercised or expired in the periods ended March 31, 2011.  The Company has reserved 275,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at March 31, 2011:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000

The weighted average remaining life of the warrants is 0.9 years

As of March 31, 2011 all warrants are exercisable.  There is no aggregate intrinsic value for the warrants outstanding as of March 31, 2011.

Stock Award Plan
Technest has adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 2,000,000 shares of its common stock to employees, officers, directors, consultants and advisors. The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers, directors, consultants and advisors to Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.

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

As of March 31, 2011, the Company has 111,845 shares available for future grant under the Plan.

11.	NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2011, consist of the 275,000 outstanding warrants and the shares of common stock issuable on conversion of the Series E Preferred Stock.

12.	COMMITMENTS AND CONTINGENCIES

Facility Rental
Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a five-year lease which currently expires on December 31, 2011. Monthly lease amounts for this facility total approximately $16,053. Future minimum lease payments remaining at March 31, 2011 for the years ending June 30, 2011 and 2012 are $48,159 and $96,318, respectively.

Rent expense included in the accompanying financial statements for the three and nine months ended March 31, 2011was $16,053.

Operating Lease
In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  The lease terms required payment of a refundable security deposit of $18,000.  Future minimum lease payments remaining at March 31, 2011 for the years ending June 30, 2011, 2012, 2013, 2014 and 2015 are $11,094, $44,376, $44,376, $44,376 and $36,980, respectively.

Rent expense for the three and nine months ended March 31, 2011 was $11,094 and $33,282, respectively.

13.	INCOME TAXES

There was no provision for federal or state income taxes for the three and nine months ended March 31, 2011 due to the Company's operating losses and a full valuation reserve on deferred tax assets.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carry forwards.  As of March 31, 2011, the Company had a valuation allowance against 100% of the deferred tax assets.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes. The annual limitations will result in the expiration of net operating losses before utilization.

14.	EMPLOYEE BENEFIT PLAN

Technest has a 401(k) plan for the benefit of employees. Essentially all Technest employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.

Contributions and other costs of the plan included in the accompanying financial statements for the three and nine months ended March 31, 2011 were $1,418.

15.	RELATED PARTY TRANSACTIONS

Guaranteed Payments
Beginning in December 2008, AccelPath made guaranteed monthly payments of $10,000 each to two Managing Members as compensation for services performed.  During the year ended June 30, 2010, these two Managing Members agreed to forego $90,000 of guaranteed payments.  Beginning in February 2010, AccelPath began to pay an additional Member a $10,000 monthly payment for services provided (pro-rated for February).  No written agreements are currently in place related to these guaranteed payments.

AccelPath has recognized $90,000 and $270,000 of expense for guaranteed payments during the three and nine months ended March 31, 2011, respectively.  AccelPath has recognized $75,417 and $105,417 of expense for guaranteed payments during the three and nine months ended March 31, 2010, respectively.

The company has accrued $45,000 in guaranteed payments as accrued compensation at March 31, 2011.

AccelPath Revenue
In the periods presented, the AccelPath revenue transactions were initiated by a laboratory and certain of the owners of the laboratory were minority owners of AccelPath and are now minority shareholders of Technest.

16.           OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent corporate costs that are not allocated to the operating segments including; insurance, office, legal, accounting, depreciation, executive compensation, and other professional services expenses.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended
	March 31,
	2011	2010
Revenue
Medical diagnostics	$110,099	$—
Government contracting	52,881	—
Total revenue	162,980	—
Expenses
Medical diagnostics	510,514	90,746
Government contracting	195,734	—
Corporate	—	—
Total expenses	706,248	90,746

Operating income (loss)	$(543,268)	$(90,746)

	Nine Months Ended
	March 31,
	2011	2010
Revenue
Medical diagnostics	$181,526	$—
Government contracting	52,881	—
Total revenue	234,407	—
Expenses
Medical diagnostics	1,098,919	182,379
Government contracting	195,734	—
Corporate	—	—
Total expenses	1,294,653	182,379

Operating income (loss)	$(1,060,246)	$(182,379)

17.           SUBSEQUENT EVENTS

Other than the Series E Preferred and option issuances in April and May 2011 (see Notes 8 and 9), there were no subsequent events that required recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for our nine  months ending March 31, 2011 should be read together with our financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding Technest Holdings, Inc.’s capital needs, business strategy and expectations. These statements include, but are not limited to, statements about the receipt of the payment under the Settlement Agreement, the final amount of the payments under the CVR Agreement and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of Technest, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether Technest will be able to complete the Bridge Financing; whether Technest will realize the improvements in its operations that it expects from the reverse acquisition of AccelPath; whether the conditions triggering the payment to Technest under the Settlement Agreement will be achieved; the amount of expenses that will be deducted from, and reduce the amount of, payments pursuant to the CVR Agreement; general economic conditions; and those risks identified and discussed by Technest in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

OVERVIEW

RECENT DEVELOPMENTS

Acquisition of AccelPath, LLC

On March 4, 2011, Technest closed its previously announced acquisition of all of the outstanding membership interests of AccelPath, LLC, a Massachusetts limited liability company (“AccelPath”) pursuant to the terms of the Unit Purchase Agreement dated January 11, 2011 (the “Purchase Agreement”) among Technest, AccelPath, and all of the members of AccelPath (collectively, the “Sellers”), as amended by Amendment No. 1 to Unit Purchase Agreement dated March 4, 2011 (the “Purchase Agreement Amendment”).  In accordance with the terms of the Purchase Agreement (as amended by the Purchase Agreement Amendment), Technest acquired all of the outstanding membership interests of AccelPath from the Sellers, in consideration for 86,151,240 shares of Technest’s common stock in the aggregate (the “Transaction”), which represents approximately 71.6% of Technest’s issued and outstanding common stock as of May 9, 2011.  Assuming the issuance of the Bridge Financing Shares (as defined below) and the conversion of those shares into shares of Technest’s common stock, the shares issued to the Sellers in connection with the closing of Transaction represent approximately 67.8% of Technest’s issued and outstanding voting securities.  AccelPath shall continue to operate as a wholly owned subsidiary of Technest.

Effective immediately prior to the closing of the Transaction, Gino M. Pereira resigned from his position as Technest’s President and Chief Executive Officer and his employment agreement dated January 14, 2008 was terminated.  In connection with and effective immediately prior to the closing of the Transaction, each of Gino M. Pereira, Robert A. Curtis, Laurence J. Ditkoff, David R. Gust and Stephen M. Hicks resigned from the Board of Directors of Technest.  Following the closing of the Transaction, Henry Sargent remained on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. were appointed to the Board of Directors of Technest to fill three of the vacancies caused by such resignations.  Following the closing, the Board consists of four directors, three of whom were appointed in connection with the Transaction.

Following the closing of the Transaction, Shekhar Wadekar became the President and Chief Executive Officer and a director of Technest.  Assuming the issuance of the Bridge Financing Shares and the conversion of those shares into shares of Technest’s common stock, Shekhar Wadekar is deemed to beneficially own 20.46% of the shares of Technest’s common stock as of May 9, 2011.

Pursuant to the terms of the Purchase Agreement (as amended by the Purchase Agreement Amendment), the parties entered into certain other agreements at the closing of the Transaction, including a Lock-Up Agreement that prohibits the Sellers and certain of Technest’s existing stockholders from transferring shares of common stock held by them for a period of up to ten (10) months following the closing of the Transaction.

Bridge Financing

On January 11, 2011, Technest entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred are being issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Southridge Partners, LP and its affiliates were the holders of a majority of Technest’s shares of common stock. To date, Technest has issued Southridge 225 shares of Series E Preferred under the Bridge Financing Agreement for a purchase price of $225,000.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into Technest common stock at the option of Southridge at any time.  The number of shares of Technest common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issuable to Southridge (the “Bridge Financing Shares”) will be convertible into 6,754,173 shares of Technest common stock.  The holders of Series E Preferred are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash.

Contingent Value Rights

On January 13, 2011, Technest entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Mellon Investor Services LLC (the “Exchange Agent”) pursuant to which each of Technest’s common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Technest common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Technest pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses that will be deducted from such payment.  The CVR was distributed on February 2, 2011. Pursuant to the Settlement Agreement, EOIR Holdings LLC agreed to, among other things, pay Technest $5,000,000 within sixty days of EOIR Technologies, Inc. being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity contract or any contract generally recognized to be a successor contract to U.S. Army contract no. WI5P7T-08-D-P417 (the “STES Contract”).  The $5,000,000 is also payable to Technest in the event that EOIR Technologies, Inc. is awarded task orders under its current STES Contract totaling $495,000,000.   If the $5,000,000 payment is received under the Settlement Agreement, the holders of the CVRs will receive their pro rata portion of the net proceeds from such payment as certain expenses will be deducted from that payment prior to the distribution to the CVR holders.  Following deduction of such expenses, Technest estimates that the cash payment will be approximately $0.096 per CVR.

As of February 1, 2011, Continental Stock Transfer & Trust Company has been appointed as the successor agent, replacing Mellon Investor Services LLC as Exchange Agent for the CVRs pursuant to the CVR Agreement.

Private Equity Financing

On March 7, 2011, Technest entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Southridge.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to five million dollars ($5,000,000) of Technest common stock over the course of twenty-four (24) months commencing on the effective date of Technest’s initial Registration Statement (as defined below) pursuant to the Registration Rights Agreement (as defined below) (collectively, the “Private Equity Financing”).  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be ninety-five percent (95%) of the average of the lowest three (3) day closing bid prices (the “Bid Price”), consecutive or inconsecutive, during the five (5) trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered (the “Put Date”).

In the event that the Bid Price on any trading day during the Valuation Period is more than 20% below the average of the five most recent closing bid prices prior to the Put Date (the “Floor Price”), then the parties’ obligation to purchase and sell shares of common stock pursuant to the Put Notice shall be decreased by 1/5th of the total number of shares covered by such Put Notice.  In the event that the bid price decreases below the Floor Price for any two (2) days during the Valuation Period (not necessarily consecutive), then the parties shall have no obligation to purchase or sell shares under the Put Notice.

In connection with the Private Equity Financing, on March 7, 2011, Technest and Southridge entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which Technest is obligated to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to cover the Registrable Securities (as defined in the Equity Purchase Agreement) no later than sixty (60) days after the filing of an amended current report on Form 8-K containing all information required by Item 9.01 thereof with respect to the Transaction.  The number of Registrable Securities required to be included in the initial Registration Statement shall be no less than the maximum number allowed to be registered pursuant to Rule 415.

In addition, Technest issued 450,000 shares of its common stock to Southridge upon the execution and delivery of the Equity Purchase Agreement in consideration for the transactions contemplated thereby.

AccelPath Business

We are a diagnostics company that with and through our contracted providers and strategic alliances delivers services that play a key role in the diagnosis of diseases and other pathologic conditions. The experienced pathologists with whom we contract with deliver comprehensive diagnostic reports of a patient’s condition and consult with referring physicians to help determine the appropriate treatment. Such diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients’ health in a cost-effective manner.

We are focused on the anatomic pathology market. We participate in the gastrointestinal subspecialty of anatomic pathology, and plan to participate in dermatopathology and in the women’s health pathology subspecialty, urologic pathology, hematopathology and general surgical pathology. Our strategic allies’ strengths in anatomic pathology enable us to provide a broad selection of diagnostic services to referring physicians, our primary clients.

Our business model builds upon the expertise of experienced pathologists to provide seamless, reliable and comprehensive pathology and special test offerings to referring physicians. We and our associated pathologists typically establish long-standing relationships with our referring physicians as a result of focused delivery of diagnostic services, personalized responses and frequent consultations, and flexible information technology (“IT”) solutions that are customizable to our clients’ needs. Our IT and communications platform enables us to deliver diagnostic reports to our clients generally within 24 hours of slide receipt, helping to improve patient care. In addition, our IT platform enables us to closely track and monitor volume trends from referring physicians.

Our AccelPath Competitive Strengths
We believe that we are distinguished by the following competitive strengths:

           •           We offer only professional component services.  We are focused on the faster-growing non-hospital outpatient channel within the anatomic pathology market. We do not provide slide preparation services, our clients bill for and collect insurance reimbursements for slide preparation services performed in their own laboratories.

           •           Locally-Focused Business Model with National Scale.  Our business model centers on achieving significant local market share, which yields operating efficiencies and national scale. The diagnostic services we provide are designed specifically to meet the needs of the local markets we serve. Our IT infrastructure enables us to more efficiently manage our operations, improve productivity and deliver a more extensive menu of diagnostic services to our local clients.

           •           Experienced, Specialized Pathologists Focused on Client Service.  We believe the pathologists we contract with have long-standing client relationships and provide high-quality service within their sub-specialties. The alignment of our pathologists’ specialties with those of the referring physicians is critical to our ability to retain existing and attract new clients. Their clinical expertise and interactions with referring physicians on patient diagnoses enables us to establish effective consultative and long-term relationships with the referring physicians.

           •           Professional Sales, Marketing and Client Relations Team.  We maintain a sales, marketing and client service team of 7 professionals who meet the needs of our referring physicians and their patients. Our sales representatives are incentivized through compensation plans to not only secure new physician clients, but also to maintain and enhance relationships with existing physician clients. As a result, they have enabled us to expand our sales efforts to 15 states.

           •           Proprietary IT Solutions.  Entry of and delivery of case and clinical information is essential to our business and a critical aspect of the differentiated service that we provide to our clients. We are developing scalable IT solutions that maximize the flexibility, ease-of-use and speed of delivery of our diagnostic reports, which has enabled us to meet the increasing physicians’ demand for our diagnostic services. We achieve this through the development of a proprietary suite of IT solutions that is compatible with electronic medical record, or EMR, systems. The software incorporates customized interface solutions, compliant web portal capacities, and proprietary solutions, all resulting in efficient and reliable onsite client connections.

           •           Experienced Senior Leadership.   We believe that our management’s experience in health care companies helps us to drive operating performance and hire and retain other employees and form alliances with leading medical institutions.

Our AccelPath Business Strategy

We intend to achieve growth by pursuing the following strategies:

           •           Continue to Drive Market Penetration through Sales and Marketing.  We plan to drive organic growth through our professional sales and marketing organization. Our sales and marketing team provides us with broad coverage to augment and further penetrate existing physician relationships and to develop new referral relationships. We plan to strategically add sales professionals in markets that will most benefit from access to leading medical institutions.

           •           Leverage our IT Platform to Increase Operating Efficiencies.  We believe our IT platform will allow us to gain market share in our existing subspecialty by improving productivity and reducing turnaround times. We intend to continue to develop our internal IT operations into a better-integrated diagnostic platform, which will improve national coordination of cases and provide real time visibility into key performance metrics. In addition, we plan to continue to introduce innovative IT solutions, interface capabilities and market-specific IT solutions that enhance our value proposition to referring physicians.

           •           Expand Contracts with Laboratories and Hospitals in Target Markets.  We intend to continue to develop contracts with laboratories and hospitals in target markets as part of a broader strategy to strengthen and grow our outpatient business and expand our local market share.

Technest Business

As a result of the sale of EOIR Technologies, Inc., the remaining business of Technest is the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.

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

Technest Business Strategy

The Company is currently reviewing its strategic options and pursuing the licensing of its key IP to strategic partners.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2011 compared with the three and nine months ended March 31, 2010

Revenues

The Company had $162,980 in revenues during the three months ended March 31, 2011 compared with no revenue during the three months ended March 31, 2010.

The Company had $234,407 in revenues during the nine months ended March 31, 2011 compared with no revenue during the nine months ended March 31, 2010.

These revenues were largely generated by medical diagnostic services provided by AccelPath to one customer combined with revenue generated by Technest, Inc. for the period from March 4, 2011 through March 31, 2011.  AccelPath exited the development stage and began generating revenue in October 2010.  AccelPath expects that revenues will increase as additional customers begin to use its services.  The Technest revenue is generated under Small Business Innovative Research grants (SBIR’s) in the field of 3-dimensional imaging and intelligent surveillance. The revenue from these grants is used to develop future potential products for our business.  By their nature, these revenues do not consistently accrue from quarter to quarter. At March 31, 2011, the Company’s backlog of funded contracts was approximately $188,000.

Gross profit

The gross profit for the three months ended March 31, 2011 was $52,317 or 32% of revenues.  There was no gross profit for the three months ended March 31, 2010 as revenues commenced in October 2010.

The gross profit from for the nine months ended March 31, 2011 was $23,009 or 10% of revenues.  There was no gross profit for the nine months ended March 31, 2010 as AccelPath’s revenues commenced in October 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three and nine months ended March 31, 2011 were $581,002 and $1,053,312, respectively, and consisted primarily of guaranteed payments to managing members of AccelPath, professional fees related to the reverse acquisition, and travel expenses incurred in marketing our medical diagnostic services.

Selling, general and administrative expenses for the three and nine months ended March 31, 2010 were $90,746 and $182,379, respectively, and consisted primarily of guaranteed payments to managing members of AccelPath, professional fees related to developing our medical diagnostic services, and travel expenses incurred in developing and marketing our medical diagnostic services.

Research and development

In the three and nine months ended March 31, 2011, the Company incurred none and $15,360, respectively, in research and development expenses associated with the preliminary project stage costs for internal use software for our medical diagnostic services.  In the three and nine months ended March 31, 2010 there was no research and development expense.

Amortization of customer contracts

Amortization of intangible assets for the three and nine months ended March 31, 2011 was $14,583 compared with no amortization for the three and nine months ended March 31, 2010.   The amortization for the three and nine months ended March 31, 2011 consists of one month’s amortization of the intangible assets recorded in the reverse acquisition.

Operating loss

The operating loss for the three months ended March 31, 2011 was $543,268 compared with $90,746 for the three months ended March 31, 2010.  The operating loss for the nine months ended March 31, 2011 was $1,060,246 compared with $182,379 for the nine months ended March 31, 2010.  The increased operating losses for the three and nine months are primarily due to the increases in selling, general and administrative expenses described above.

Other income (expense)

Other income for the three and nine months ended March 31, 2011 was $5,305 which consisted of interest accreted on the remaining amount due under the Settlement Agreement related to the sale of EOIR Technologies, Inc.  There was no other income for the three and nine months ended March 31, 2010.

Net Loss applicable to common shareholders

The net loss applicable to common stockholders for the three and nine months ended March 31, 2011 was $555,314 and $1,072,292, respectively.  Included in the net loss for three and nine months ended March 31, 2011 are  non-cash deemed dividends of $18,854 related to the Series E 5% Convertible Preferred Stock and accrued cash dividends of $563.

The net loss applicable to common shareholders for the three and nine months ended March 31, 2010 was $90,746 and $182,379, respectively.

Liquidity and Capital Resources

Cash and Working Capital

On March 31, 2011, Technest had a working capital deficiency of $284,563 due primarily to the operating loss incurred by AccelPath for the nine months ended March 31, 2011.  AccelPath exited the development stage in October 2010.  Our primary source of cash flow for the nine months ended March 31, 2011 was from financing activities.  We received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $150,000 from the sale of preferred stock on March 4, 2011.  We used cash of approximately $655,000 to fund our operating activities.    Our primary uses of operating cash were for compensation payments to managing members of AccelPath, professional fees related to the reverse acquisition, and travel expenses incurred in marketing our medical diagnostic services.

Sources of Liquidity

On January 11, 2011, Technest entered into a Securities Purchase Agreement with Southridge Partners II, LP to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 The shares of Series E 5% Convertible Preferred Stock shall be issued in three tranches over a 90-day period.  On March 4, 2011, we received $150,000 from the sale of preferred stock and we received an additional $75,000 from the sale of preferred stock on April 18, 2011.

On March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.

As a result of the forgoing, management believes that Technest has sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2011, Technest had warrants outstanding for the purchase of 275,000 shares of common stock. However, due to the net share settlement provisions of these warrants, we do not expect any material cash proceeds upon exercise.

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

Our critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the Company’s current report on Form 8-K/A filed on May 13, 2011 and our latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for our fiscal years ended June 30, 2010 and 2009.

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

Changes in Internal Control Over Financial Reporting.

On March 4, 2011, the Board of Directors elected Shekhar G. Wadekar as the Company’s President and Chief Executive Officer and elected Bruce C. Warwick as the Company’s Principal Financial Officer.  There was no other change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       Risk Factors.

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below and elsewhere in this report and the information under PART I. Item 2. “Forward-Looking Statements,” before you decide to buy our common stock. If any of the following risks, or other risks not presently known to us or that we currently believe are not material, develop into an actual event, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

Risks Related to our AccelPath Business

We have a limited operating history in our diagnostic services business, which may make it difficult to accurately evaluate our business and prospects.

We commenced providing diagnostic services in October 2010. As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into additional anatomic pathology specialties and markets is still unproven. As a result of these factors, the future revenues and income potential of our business is uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

•	execute our business model;

•	create brand recognition;

•	respond effectively to competition;

•	manage growth in our operations;

•	respond to changes in applicable government regulations and legislation;

•	access additional capital when required; and

•	attract and retain key personnel.
If we cannot complete additional financing, our operating results and financial condition may suffer and the price of our stock may decline.

The development of our technologies will require additional capital. Although we believe with the availability of the proceeds from the Equity Purchase Agreement and the Bridge Financing, we will have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to complete the financing or obtain additional funds, if needed, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

 The market in which we participate is competitive and we expect competition to increase in the future, which will make it more difficult for us to sell our services and may result in pricing pressure, reduced revenue and reduced market share.

The market for anatomic pathology services is competitive and rapidly changing, barriers to entry are relatively low, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our operating results will be harmed.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, or if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to sell our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

 If our arrangements with our associated pathologists, interpretation centers or our customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which our customers are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into independent contractor relationships with our affiliated pathologists and pathology departments of hospitals, pursuant to which the pathologists render professional medical services. We structure our relationships with our associated pathologists and our customers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. However, state regulatory authorities or other parties could assert that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our associated pathologists to comply with these statutes, could eliminate customers located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

 If our associated pathologists or interpretation centers are characterized as employees, we would be subject to employment and withholding liabilities and may be subject to prohibitions against the corporate practice of medicine.

We structure our relationships with our associated pathologists so that they are independent contractors, not employees. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our associated pathologists are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our associated pathologists are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. In addition, such a determination may also result in a finding that we are engaged in the corporate practice of medicine in violation of the laws of many states. As a result, any determination that our associated pathologists are our employees would materially harm our business and operating results.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against our associated pathologists and us. Successful medical liability claims could result in substantial damage awards, which could exceed the limits of our insurance coverage. In addition, medical liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services to include primary reads. As a result, adequate medical liability insurance may not be available to our associated pathologists or us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our associated pathologists from our operations, which could adversely affect our operations and financial performance. In addition, any claims might adversely affect our business or reputation.

Changes in the regulatory environment may constrain or require us to restructure our operations, which may harm our revenue and operating results.

Healthcare laws and regulations change frequently and may change significantly in the future. We monitor legal and regulatory developments and modify our operations from time to time as the regulatory environment changes. However, we may not be able to adapt our operations to address every new regulation, and new regulations may adversely affect our business. In addition, although we believe that we are operating in compliance with applicable foreign, federal and state laws, neither our current nor anticipated business operations have been scrutinized or assessed by judicial or regulatory agencies. We cannot assure you that a review of our business by courts or regulatory authorities would not result in a determination that adversely affects our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

Changes in regulation and policies may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government and private payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule. Further reductions in reimbursement for Medicare services or changes in policy regarding coverage of tests may be implemented from time to time. A substantial portion of our anatomic pathology services are billed under a single code (CPT 88305) and our revenue and business may be adversely affected if the reimbursement rate associated with that code is reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Failure to timely or accurately bill for our services or collect outstanding payments could have a material adverse effect on our business.

Billing for diagnostic services is complex. We bill numerous payors, including physicians, patients, and insurance companies, according to applicable law, billing requirements and, as applicable, contractual arrangements. This complexity is further compounded by the fact that we are subject to changing requirements for auditing, external compliance, and internal compliance policies and procedures.

Most of our bad debt expense will likely result from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

Non-governmental third-party payors have taken steps to control the utilization and reimbursement of diagnostic services.

We face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in Medicare reimbursement rates could result in a reduction in the reimbursements we receive from such third-party payors. Changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

The health care industry has also experienced a trend of consolidation among health insurance plans, resulting in fewer, larger health plans with significant bargaining power to negotiate fee arrangements with health care providers like us. In addition, some health plans have limited the preferred provider organization or point-of-service laboratory network to only a single national laboratory and its associated physicians to obtain improved fee-for-service pricing. The increased consolidation among health plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer.

We expect that efforts to reduce reimbursements, impose more stringent cost controls and reduce utilization of diagnostic testing services will continue. These efforts may have a material adverse effect on our business and results of operations.

Changes in payor mix may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Most of our services are billed to a party other than the physician that ordered the test. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

Failure to adequately safeguard data, including patient data that is subject to regulations related to patient privacy, could adversely impact our business.

The success of our business depends on our ability to obtain, process, analyze, maintain and manage data, including sensitive information such as patient data. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. Although we have implemented security measures, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others that could result in interruption, delay or cessation of service. Break-ins, whether electronic or physical, could potentially jeopardize the security of confidential client and supplier information stored physically at our locations or electronically in our computer systems. Such an event could damage our reputation, cause us to lose existing clients and deter potential clients. It could also expose us to liability to parties whose security or privacy has been infringed, to regulatory actions by the Centers for Medicare & Medicaid Services, or CMS, part of the United States Department of Health and Human Services, or HHS, or by the Office of Civil Rights,  also part of HHS, and to civil or criminal sanctions. The occurrence of any of the foregoing events could adversely impact our business.

The American Recovery and Reinvestment Act of 2009 imposed additional obligations on health care entities with respect to data privacy and security, including new notifications in case of a breach of privacy and security standards. We are unable to predict the extent to which these new obligations may prove technically difficult, time-consuming or expensive to implement.

Failure to effectively continue or manage our strategic and organic growth could cause our growth rate to decline.

To continue growth, we will need to continue to identify appropriate providers, such as laboratories, for which we can provide professional pathology services. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify such providers on timely basis, or at all. In particular, the competition to acquire independent private labs and pathology groups has increased. In addition to historical competitors such as national lab companies, regional hospital centers and specialty lab companies, a number of private equity firms have recently made initial investments in the pathology and laboratory industry and may become potential competitors to our efforts to secure new customers. Our inability to continue our strategic growth would cause our growth rate to decline and could have a material adverse effect on our business.

We also seek to continue our organic growth through the expansion of our sales force, and the targeting of international customers. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to continue our organic growth would cause our growth rate to decline and could have a material adverse effect on our business.

To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

Our growth could strain our personnel, management and infrastructure resources, which may harm our business.

We are currently experiencing a period of rapid growth in our operations, which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We also anticipate that further growth will be required to address increases in the scope of our operations and size of our customer base. Our success will depend in part upon the ability of our current senior management team to manage this growth effectively.

To effectively manage our anticipated growth, we will need to continue to improve our operational, financial and management processes and controls. If we fail to successfully manage our growth, our business and operating results will be harmed.

Failure to adequately scale our infrastructure to meet demand for our diagnostic services or to support our growth could create capacity constraints and divert resources, resulting in a material adverse effect on our business.

Increases in demand for our diagnostic services, including unforeseen or significant increases in demand due to client or accession volume, could strain the capacity of our personnel and infrastructure. Any strain on our personnel or infrastructure could lead to inaccurate test results, unacceptable turn-around times or client service failures. Furthermore, although we are not currently subject to these capacity constraints, if demand increases for our diagnostic services, we may not be able to scale our personnel or infrastructure accordingly. Any failure to handle increases in demand, including increases due to client or accession volumes, could lead to the loss of established clients and have a material adverse effect on our business.

We intend to expand by contracting with interpretation centers in additional geographic markets. In addition to development costs, this will require us to spend considerable time and money to expand our infrastructure and to hire and retain experienced anatomic pathologists, skilled laboratory and IT staff, experienced sales representatives, client service associates and other personnel for our additional laboratories. We will also need federal, state and local certifications, as well as supporting operational, logistical and administrative infrastructure. Even after new centers are operational, it may take time for us to derive the same economies of scale we currently have. Moreover, we may suffer reduced economies of scale in our existing center as we seek to balance the amount of work allocated to each center. An expansion of our systems could divert resources, including the focus of our management, away from our current business.

Our growth strategy depends on the ability of our interpretation centers to recruit and retain qualified pathologists and other skilled personnel. If they are unable to do so, our future growth would be limited and our business and operating results would be harmed.

Our success is dependent upon the continuing ability of our interpretation centers to recruit and retain qualified pathologists at their facilities. An inability to recruit and retain pathologists and pathology departments in medical institutions would have a material adverse effect on our ability to grow and would adversely affect our results of operations. They face competition for pathologists from other healthcare providers, including pathology groups, research and academic institutions, government entities and other organizations.

We must also identify, recruit and retain skilled executive, technical, administrative, sales, marketing and operations personnel. Competition for highly qualified and experienced personnel is intense due to the limited number of people available with the necessary skills. Failure to attract and retain the necessary personnel would inhibit our growth and harm our business.

Interruptions or delays in our information systems or in network or related services provided by third-party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems, could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

We rely on broadband connections provided by third party suppliers to route digital images from laboratories within the United States to our pathologists and hospital pathology departments. Any interruption in the availability of the network connections between the hospitals and our interpretation centers would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors. Because our customers may use our services for critical healthcare services, any system failures could result in damage to our customers’ businesses and reputation. These customers could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time-consuming and costly for us to resolve.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences and have multiple backups, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, break-ins, sabotage, and acts of vandalism. Despite any precautions that we may take, the occurrence of a natural disaster or other unanticipated problems at our interpretation centers or in the networks that connect our interpretation centers with laboratories could result in lengthy interruptions in our services. We do not carry business interruption insurance to protect us against losses that may result from interruptions in our service as a result of system failures.

Hospital privileging requirements or physician licensure laws may limit our market, and the loss of hospital privileges or state medical licenses held by our associated pathologists could have a material adverse affect on our business, financial condition and results of operations.

Each of our associated pathologists must be granted privileges to practice at each hospital from which the pathologist receives images and must hold a license in good standing to practice medicine in the state in which the hospital or laboratory is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside of the state to obtain privileges or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. In addition, any loss of existing privileges or medical licenses held by our associated pathologists could impair our ability to serve our existing customers and have a material adverse affect on our business, financial condition and results of operations.

 Changes in the healthcare industry or litigation reform could reduce the number of diagnostic procedures ordered by physicians, which could result in a decline in the demand for our services, pricing pressure and decreased revenue.

 Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic pathology procedures could reduce the volume of biopsy procedures performed. For example, in an effort to contain increasing costs, some managed care organizations and private insurers are instituting pre-authorization policies which require physicians to pre-clear orders for diagnostic biopsy procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of biopsy procedures could decrease, resulting in pricing pressure and declining demand for our services. Some payors have hinted at reducing the number of units of service that would be reimbursed in a connection with a single case.  In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in perceived malpractice risk could reduce the number of biopsy procedures ordered for this purpose and therefore reduce the total number of biopsy procedures performed each year, which could harm our operating results.

We may not have adequate intellectual property rights in our brand, which could limit our ability to enforce such rights.

Our success depends in part upon our ability to market our services under the “AccelPath” brand and we have not secured registrations of this or other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenue could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

 Any failure to protect our intellectual property rights in our workflow technology could impair its value and our competitive advantage.

We rely heavily on our workflow technology to distribute pathology slide images to the appropriately licensed and privileged pathologist best able to provide the necessary clinical insight in the least amount of turnaround time. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology, and we have not filed any applications for patents. Although we intend to file applications for patents covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We may in the future become subject to intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a third party asserts that our technology violates that third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending against any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and hurt our financial position.

Monitoring potential infringement of and defending or asserting our intellectual property rights may entail significant expense. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

Failure to attract and retain experienced and qualified personnel could adversely affect our business.

Our success depends on our ability to attract, retain and motivate experienced anatomic pathologists, contract with interpretation centers, and IT staff, experienced sales representatives and other personnel. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel it would have a material adverse effect on our business.

Our sales representatives have developed and maintain close relationships with a number of health care professionals, and our specialized approach to marketing our services positions our sales representatives to have a deep knowledge of the needs of the referring physicians they serve. Given the nature of the relationships we seek to develop with our clients, losses of sales representatives may cause us to lose clients.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Shekhar Wadekar, our Chief Executive Officer. The loss of Mr. Wadekar or other key personnel could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

 We may be unable to enforce non-compete agreements with our associated interpretation centers.

Our independent contractor agreements with our associated pathologists typically provide that the pathologists may not compete with us for a period of time, typically one year, after the agreements terminate. These covenants not to compete are enforceable to varying degrees from jurisdiction to jurisdiction. In most jurisdictions, a covenant not to compete will be enforced only to the extent that it is necessary to protect the legitimate business interest of the party seeking enforcement, that it does not unreasonably restrain the party against whom enforcement is sought and that it is not contrary to the public interest. This determination is made based upon all the facts and circumstances of the specific case at the time enforcement is sought. It is unclear whether our interests will be viewed by courts as the type of protected business interest that would permit us to enforce a non-competition covenant against the pathologists. Since our success depends in substantial part on our ability to preserve the business of our associated pathologists, a determination that these provisions are not enforceable could have a material adverse effect on us.

Enforcement of state and federal anti-kickback laws may adversely affect our business, financial condition or operations.

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with providers would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Because our customers submit claims to the Medicare program based on the services we provide, it is possible that a lawsuit could be brought against us or our customers under the federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and operations.

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law may be considered a violation of the Federal False Claims Act. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are operating in compliance with the Medicare rules and regulations, and thus, the Federal False Claims Act. However, if we were found to have violated certain rules and regulations and, as a result, submitted or caused our customers to submit allegedly false claims, any sanctions imposed under the Federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs which could have a material adverse effect on our business and financial condition.

Risks Related to our Technest Business and Contracting with the United States Government

Our current revenues from Technest operations are derived from a small number of contracts within the U.S. government set aside for small businesses.

Substantially all of our revenue from our Technest operation is derived from Small Business Innovation Research contracts with the U.S. Government such that the loss of any one contract could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

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

Because Technest derives a substantial majority of our revenue from contracts with the Government, we believe that the success and development of our business will continue to depend on our successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our Government contracting business are:

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

As of May 9, 2011, Shekhar Wadekar, the Company’s Chief Executive Officer owns 21.6% of the outstanding Common Stock, which becomes 20.46% upon the conversion of the Series E 5% Convertible Preferred Stock. Assuming the conversion of the Series E 5% Convertible Preferred Stock, Mr. Hicks, through the shares beneficially owned by Southridge Partners, LP, Southridge Partners II, LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd., Garth LLC and Trillium Partners, LP, along with those shares directly owned by Mr. Hicks, is deemed to beneficially own 22% of the shares of Technest Common Stock. Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

As a result, Messrs. Wadekar and Hicks possess significant influence over our affairs.  Their stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned a controlling interest in Technest’s outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of Technest for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Currently, we have a significant number of shares that are eligible for public resale and pursuant to the Equity Purchase Agreement entered into with Southridge Partners II, LP, we have agreed to register the shares issued pursuant to that agreement. Our common stock is thinly traded. The public resale of these shares may result in a greater number of shares being available for trading than the market can absorb. This may cause the market price of our common stock to decrease.

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

Because Southridge will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Equity Purchase Agreement.

The common stock to be issued to Southridge pursuant to the Equity Purchase Agreement will be purchased at an 5% discount to the average of the lowest closing price of the common stock of any three trading days, consecutive or inconsecutive, during the five consecutive trading days immediately following the date of our notice to Southridge of our election to put shares pursuant to the Equity Purchase Agreement. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.  Southridge has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Southridge sells the shares, the price of our common stock could decrease. If our stock price decreases, Southridge may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

The Equity Purchase Agreement’s pricing structure may result in dilution to our stockholders.

Pursuant to the Equity Purchase Agreement, Southridge committed to purchase, subject to certain conditions, up to the $5 million of our common stock over a two-year period. If we sell shares to Southridge under the Equity Purchase Agreement, or issue shares in lieu of any blackout payment (as described below), it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Equity Purchase Agreement, we will issue shares to Southridge at a discount of 5% from the average price of our common stock. If we draw down amounts under the Equity Purchase Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. In addition, we are entitled in certain circumstances to deliver a “blackout” notice to Southridge to suspend the use of the registration statements that we have filed or may in the future file with the SEC registering for resale the shares of common stock to be issued under the Equity Purchase Agreement. If we deliver a blackout notice in the fifteen trading days following a settlement of a draw down, then we must issue Southridge additional shares of our common stock.

Certain provisions of our charter could discourage potential acquisition proposals or change in control.

Our board of directors, without further stockholder approval, may issue preferred stock that would contain provisions that could have the effect of delaying or preventing a change in control or which may prevent or frustrate any attempt by stockholders to replace or remove the current management. The issuance of additional shares of preferred stock could also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

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

Our stock price has been volatile. From July 2007 to April 2011, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Item 6.     Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01
4.1	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1
10.1	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP		8-K	January 14, 2011	10.1
10.2	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC		8-K	January 14, 2011	10.2
10.3	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC		10-Q	February 17, 2011	10.3
10.4	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP		8-K	March 10, 2011	10.1
10.5	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP		8-K	March 10, 2011	10.2
10.6	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira		8-K	March 10, 2011	10.3
10.7	Form of Lock-Up Agreement		8-K	March 10, 2011	10.4
10.8	Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.5
10.9	Form of Option Grant Notice under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.6
10.10	Form of Option Agreement under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.7
10.11	Form of Notice of Exercise under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.8
31.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by Chief Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Press Release dated as of January 14, 2011		8-K	January 14, 2011	99.1
99.2	Audited financial statements of AccelPath as of and for the year and period ended June 30, 2010 and 2009 and the unaudited financial statements for the six months ended December 31, 2010 and 2009.		8-K/A	May 13, 2011	99.1
99.3	Unaudited pro forma condensed financial information of the Company and its subsidiaries as of and for the six months ended December 31, 2010 and for the year ended June 30, 2010.		8-K/A	May 13, 2011	99.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: May 23, 2011	By:	/s/ Shekhar G. Wadekar
Shekhar G. Wadekar
Chief Executive Officer and President

Date: May 23, 2011	By:	/s/ Bruce C. Warwick
Bruce C. Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1
2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01
4.1	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1
10.1	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP		8-K	January 14, 2011	10.1
10.2	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC		8-K	January 14, 2011	10.2
10.3	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC		10-Q	February 17, 2011	10.3
10.4	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP		8-K	March 10, 2011	10.1
10.5	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP		8-K	March 10, 2011	10.2
10.6	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira		8-K	March 10, 2011	10.3
10.7	Form of Lock-Up Agreement		8-K	March 10, 2011	10.4
10.8	Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.5
10.9	Form of Option Grant Notice under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.6
10.10	Form of Option Agreement under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.7
10.11	Form of Notice of Exercise under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.8
31.1	Certification by Chief Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by Chief Executive Officer and Principal Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
99.1	Press Release dated as of January 14, 2011		8-K	January 14, 2011	99.1
99.2	Audited financial statements of AccelPath as of and for the year and period ended June 30, 2010 and 2009 and the unaudited financial statements for the six months ended December 31, 2010 and 2009.		8-K/A	May 13, 2011	99.1
99.3	Unaudited pro forma condensed financial information of the Company and its subsidiaries as of and for the six months ended December 31, 2010 and for the year ended June 30, 2010.		8-K/A	May 13, 2011	99.2