Form 10-K
period 2011-06-30
TECHNEST HOLDINGS INC
filed 2011-10-13
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2010 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $210,194.60

*

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

120,279,296 shares as of October 12, 2011, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

TECHNEST HOLDINGS, INC.

FORM 10-K

TABLE OF CONTENTS

June 30, 2011

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

In this annual report on Form 10-K, and unless the context otherwise requires “Technest,” "AccelPath,” the “Company,” “we,” “us” and “our” refer to Technest Holdings, Inc. and its subsidiaries, AccelPath LLC, Technest, Inc. and Genex Technologies, Inc., taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

PART I

Item 1. Description of Business

Overview

Technest Holdings, Inc. has two primary businesses: AccelPath, which is in the business of enabling pathology diagnostics and Technest, which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.  Each of the AccelPath and Technest businesses are described below.

On March 4, 2011, Technest Holdings, Inc. acquired AccelPath and AccelPath became a wholly-owned subsidiary of Holdings.  The former members of AccelPath received an aggregate of 86,151,240 shares of Holdings common stock and, immediately after the transaction, owned 72.5% of Holdings’s issued and outstanding common stock.  Immediately prior to the merger, Holdings had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of Holdings.

Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  Accordingly, the results of operations of Technest Holdings, Inc. have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath are presented as the historical financial statements of Holdings.

AccelPath Business

 We are a technology solutions company that delivers services that play a key role in the delivery of information for diagnosis of diseases and other pathologic conditions with and through our associated pathologists and strategic alliances. The experienced pathologists and medical institutions with whom we partner to manage slide and information delivery prepare comprehensive diagnostic reports of a patient’s condition and consult with referring physicians to help determine the appropriate treatment. Such diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients’ health in a cost-effective manner. We seek out referring physicians and histology laboratories in need of pathology interpretations for our associated pathologists and manage slide delivery and develop services for managing the information.

 We are focused on providing technology solutions for the anatomic pathology market. Our business model builds upon the expertise of experienced pathologists to provide seamless, reliable and comprehensive pathology and special test offerings to referring physicians using conventional and digital technologies.  The pathologists with whom we contract seek to establish long-standing relationships with the referring physicians as a result of focused delivery of our diagnostic services, personalized responses and frequent consultations, and flexible information technology, or IT, solutions that are customizable to the referring physicians’ or laboratories as well as the pathologists’ needs. Our IT and communications platform enables us to deliver diagnostic reports to referring physicians generally within 24 hours of slide receipt, helping to improve patient care. In addition, our IT platform enables us to closely track and monitor medical trends from referring physicians.

Below is a depiction of our current AccelPath business model:

 Our AccelPath Competitive Strengths

 We believe that we are distinguished by the following competitive strengths:

•

We focus our solutions on professional component services.  We are focused on the faster-growing non-hospital outpatient channel within the anatomic pathology market. The medical institutions we work with offer slide preparation services, and bill for and collect insurance reimbursements for slide preparation services performed in their own laboratories as well as the professional services rendered by their pathologists.

•

Locally-Focused Business Model with National Scale.  Our business model centers on achieving significant local market share, which yields operating efficiencies and national scale. The diagnostic services the pathologists provide are designed specifically to meet the needs of the local markets we serve. Our IT infrastructure enables us to more efficiently manage these operations, improve productivity of the pathologists and the referring physicians and deliver a more extensive menu of diagnostic services to local clients.

•

Work with Experienced, Specialized Pathologists Focused on Client Service.  We believe the pathologists who contract with us have or will build long-standing client relationships and provide high-quality service within their sub-specialties. The alignment of these pathologists’ specialties with those of the referring physicians’ is critical to our ability to attract new clients. Their clinical expertise and interactions with referring physicians on patient diagnoses enables them to establish effective consultative and long-term relationships with the referring physicians.

•

Professional Sales, Marketing and Client Relations Team.  We maintain a sales, marketing and client service team of 6 professionals who meet the needs of referring physicians and their patients. Our sales representatives are incentivized through compensation plans to not only secure new physician clients seeking professional pathology services from the pathologists who contract with us, but also to maintain and enhance relationships with existing physician clients. As a result, they have enabled us to expand our sales efforts to 15 states.

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

Our Business Strategy

We intend to achieve growth by pursuing the following strategies:

•

Continue to Drive Market Penetration through Sales and Marketing.  We plan to drive organic growth through our professional sales and marketing organization. Our sales and marketing team provides us with broad coverage to augment and further penetrate existing relationships between referring physicians and our associated pathologists and to develop new referral relationships for our associated pathologists. We plan to strategically add sales professionals in markets that will most benefit from access to leading medical institutions for pathology professional services.

•

Leverage our IT Platform to Increase Operating Efficiencies.  We believe our IT platform will allow us to gain market share in various sub-specialties by improving productivity and reducing turnaround times. We intend to continue to develop our IT operations into a better-integrated diagnostic platform, which will improve national coordination of cases and provide real time visibility into key performance metrics. In addition, we plan to continue to introduce innovative IT solutions, interface capabilities and market-specific IT solutions that enhance our value proposition to referring physicians.

•

Expand Contracts with Laboratories and Hospitals in Target Markets.  We intend to continue to develop contracts with laboratories and hospitals in target markets as part of a broader strategy to strengthen and grow our presence in the outpatient business and expand our local market share.

Anatomic Pathology

Anatomic pathology typically requires a pathologist to make a specific diagnosis. Anatomic pathologists are medical doctors who specialize in the study of disease. Anatomic pathologists do not treat patients, but rather assist other physicians in determining the correct diagnosis of their patient’s ailments. A pathologist’s diagnosis represents a critical factor in determining a patient’s future care. In addition, anatomic pathologists may consult with attending physicians regarding treatment plans. In these capacities, the anatomic pathologist often serves as the “physician’s physician,” thereby creating long-term relationships.

Anatomic pathologists perform their services in laboratories, including independent free-standing local laboratories, hospitals and hospital laboratories, regional and national laboratories, in ambulatory surgery centers and in a variety of other settings such as medical educational institutions. Referring physicians take specimens from patients, and those specimens are typically transported to an in-office or remote laboratory by courier or an overnight delivery service. Once received at the laboratory, a specimen is processed and mounted onto a slide by laboratory technologists for examination by a pathologist. Once the pathologist receives and examines a specimen, the pathologist typically records the results of testing performed in the form of a report to be transmitted to the referring physician. Since specimens are transportable and technology facilitates communication, samples can be diagnosed by a pathologist from a remote location. Therefore, pathologists are generally not needed “on-site” to make a diagnosis. This flexibility facilitates better use of a pathologist’s time and allows a pathologist to service a wider geographic area.

An anatomic pathologist must have an understanding of a broad range of medicine. An anatomic pathologist may perform diagnostic testing services for a number of sub-specialty testing markets such as gastrointestinal pathology, dermatopathology, urologic pathology, women’s health pathology, hematopathology or surgical pathology. While physical examination or radiology procedures may suggest a symptom for many diseases, a definitive diagnosis is generally established by the anatomic pathologist.

Sales and Marketing; Client Service

The selection of a pathologist or pathologists to perform diagnostic testing services is primarily made by an individual or group of referring physicians. We maintain a sales and marketing team to better meet the needs of the referring physicians that are the customers of our associated pathologists. We have designed our compensation structure to incentivize our sales representatives to not only secure new physician clients for our associated pathologists, but also to maintain and enhance relationships with existing physician clients of our associated pathologists. As a result, our sales and marketing team has enabled us to expand our geographic market presence to 15 states by leveraging the offering of diagnostic services provided by our associated pathologists across these states.

We currently focus our marketing and sales efforts primarily on clinical practices with in-office laboratories. The practices to which our marketing and sales efforts are directed include both non-hospital-based and hospital-based physicians. Our sales representatives concentrate on a geographic area based on the number of existing clients and client prospects, which we identify using several national physician databases that provide practice address information, patient demographic information and other data.

At the beginning of a new client relationship between a referring physician and one of our associated pathologists, one of our sales representatives will visit the prospective client and describe in detail the differentiated service offerings of our associated pathologists, focusing on the experience of our associated pathologists, our IT and technology capabilities, rapid turn-around times, comprehensive diagnostic reports, and client service. Our sales representatives will focus on the specialties offered by the pathologists, which will allow them not only to discuss our specialized diagnostic services, but also to describe diagnostic developments and new products and technologies in their practice areas.

Our dedicated case coordination team provides ongoing support to referring physicians and, in particular, the office staff of our referring physicians. Our client service team enables us to augment the relationships between the pathologists and their clients to maintain a more stable base of referrals. This team provides referring physicians with a personal, knowledgeable and consistent point of contact within our company. The case coordination team coordinates the provision of services, answers administrative and other questions, and resolves service issues. We believe these additional contacts greatly enhance the referring physicians’ satisfaction with our associated pathologists using our technology solutions and strengthen overall client relationships.

Once a relationship is established, our sales representatives and case coordination team will provide frequent follow-up sales and service calls to ensure we are continuing to meet the physician’s needs and expectations and to explore other opportunities for the physician to use the diagnostic services offered by our associated pathologists. For example, once a relationship is established, our sales representatives and case coordination team will frequently contact the practice to monitor satisfaction. In addition, our sales representatives and case coordination team will frequently discuss with physicians ways to develop relationships and identify areas in which our service levels may be improved or expanded. We believe that the frequency of these calls will allow our sales representatives and case coordination team to build and enhance strong relationships with referring physicians, helping us to better understand their needs and develop new service offerings.

Competition

The anatomic pathology market is highly competitive. Competition in our industry is based on several factors, including price, clinical expertise, quality of service, client relationships, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Our competitors include local and regional pathology groups, national laboratories, hospital-based pathology groups and specialty physician groups.

•

Local and Regional Pathology Groups.  Local and regional pathology groups typically provide a relatively narrow menu of test services to community physicians and, in certain cases, to hospital-based pathologists.

•

National Laboratory Companies.  National laboratories typically offer a full suite of tests for a variety of medical professionals, including general practitioners, hospitals and pathologists. National laboratories have identified anatomic pathology as a focus area for future growth and will continue to be a competitive challenge going forward.

•

Hospital Pathologists.  Pathologists working in hospitals typically provide most of the diagnostic services required for hospital in-patients and, sometimes, hospital outpatients. Hospital pathologists act as medical directors for the hospital’s clinical and histology laboratories. Typically, hospital pathologists provide these services to hospitals under exclusive and long-term contractual arrangements.

The anatomic pathology market remains highly fragmented, with the two largest clinical laboratory companies accounting for only 14 percent of annual revenues for the market in 2008. The remaining 72 percent of annual revenues for the market was comprised of over 13,000 pathologists and numerous specialized testing companies that offer a relatively narrow menu of diagnostic services. In 2008, approximately 70 percent of pathologists licensed in the U.S. were in private practices according to the Washington G-2 Report. There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practices’ pathologists. We believe this trend can be attributed to several factors, including cost containment pressures by governmental and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices that can assist providers in the evolving health care environment. Larger practices can offer pathologists certain advantages, such as obtaining and negotiating contracts with hospitals and other providers, managed care providers and national clinical laboratories; marketing and selling of professional services; providing continuing education and career advancement opportunities; making available a broad range of specialists with whom to consult; providing access to capital and business and management experience; establishing and implementing more efficient and cost effective billing and collection procedures; and expanding the practice’s geographic coverage area. Each of these factors supports the pathologists in the efficient management of the complex and time-consuming non-medical aspects of their practice. As a result, we believe that there are substantial consolidation opportunities in the anatomic pathology market as smaller pathology providers seek access to the resources of diagnostics companies with a more comprehensive selection of services for referring physicians.

Information Systems

We are focused on implementing IT systems that streamline internal operations and provide customized IT solutions to meet the needs of referring physicians and associated pathologists. We are developing AccelSlide™, a customizable solution to provide a gateway for entering and delivering clinical and patient information and reports and communicating with many of our referring physicians. Our IT solution provides an immediate impact to referring physicians and their offices. The most common connectivity tools include:

•	Electronic interfaces;

•	Referring physician EMR interfacing;

•	Secure internet report delivery (web portal); and

•	Patient data from clients’ office system requisitions.

Electronic interfaces provide a means through which referring physicians and we can share data efficiently and accurately. These customized interfaces can transfer patient information like demographics, requisitions and diagnostic results between our IT system and the IT systems of our referring physicians as well as those of the pathologists.

Two key elements that we believe differentiate our solution from our competitors’ electronic interfaces are the relative speed with which we can create and implement customized interfaces for clients and the low overall costs associated with doing so. Since AccelSlide™ is created to accommodate flexibility, customizations are easy to implement. This functional flexibility is achieved with relatively low cost to us as a result of our IT solution’s modular and adaptable design. We plan to expand the products we offer to include utilization and patient education reports as well as practice-specific solutions.

Most of our IT solutions will be implemented on a laboratory-by-laboratory basis in connection with our efforts to have a single system across all laboratories. We have developed, and will continue to develop our laboratory information system, or LIS, offering. We use an outsourced vendor to provide billing services.

A significant benefit for referring physicians is the storage of data in our central database and secure access to patient records anytime from any location.

We derive our revenues from or through contractual arrangements with medical institutions employing the associated pathologists we work with for case and IT management, and identification through our sales effort of potential referring physicians seeking pathology services. These interpretation centers pay us a fee for the non-medical services that we provide in connection with their work with the referring physicians.

Contracts and Relationships with Providers

We contract or will contract with hospitals, medical schools, pathology practices or individual pathologists on an independent contractor basis to provide these entities slide and information management services. These hospitals, medical schools, pathology practices or individual pathologists contract with referring physicians to provide them pathology services utilizing our case and information management services. We do not and will not exercise legal control over the pathologists, nor do we exercise control over, or otherwise influence, the medical judgment or professional decisions of any pathologist associated with us.

Our standard hospital contract agreement has a term of 5 years. The hospital, medical school, pathology practice or individual pathologist with whom we contract is responsible for billing patients, physicians and payors for services rendered by them for professional services, and in turn paying us a management fee. Our standard pathologists’

contract contains restrictive covenants, including non-competition, non-solicitation and confidentiality covenants. We are paid a fee for our services irrespective of whether or not the hospital, medical school, pathology practice or individual pathologist with whom we contract is reimbursed for the services they render.

Our business is dependent on hospitals and pathology practices entering into long-term contracts with referring physicians to provide them with professional interpretation services. While there is one such contract in place, no assurance can be given that such arrangement will be able to continue successfully or that additional contracts can be entered into on terms similar to our current arrangement. In the event that a significant number of pathologists terminate their relationships with the hospital or practice or become unable or unwilling to continue their employment with the hospital or practice, our business could be materially harmed.

We are not licensed to practice medicine. The practice of medicine is conducted solely and independently by the licensed and qualified physicians at the hospitals, medical schools or pathology practices with whom we have a contract.

Compliance Infrastructure

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. Our executive management team is responsible for the oversight and operation of our compliance efforts.

Government Regulation

The services that pathologists provide to referring physicians are heavily regulated by both federal and state governmental authorities. Failure to comply with the applicable regulations can subject the pathologists and referring physicians to significant civil and criminal penalties, loss of license, and consequently result in loss of revenue for us. The significant areas of regulation are set out below.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a diagnostic service provider, each of the referring physician’s laboratory entities is required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, each laboratory is required to hold a certificate applicable to the type of work performed at the laboratory and to comply with certain CLIA-imposed standards. CLIA regulates virtually all clinical and anatomic pathology laboratories by requiring they be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law.

In addition to CLIA requirements, laboratories are subject to various state laws. CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. In some cases, the state programs actually substitute for the federal CLIA program. In other instances the state’s regulations may be in addition to the CLIA program. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls or prescribe record maintenance requirements.

Health Insurance Portability and Accountability Act

Under the administrative simplification provisions of the Health Insurance Portability and Accountability Act, or HIPAA, the Department of Health and Human Services (HHS) has issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of protected health information, referred to as PHI, used or disclosed by healthcare providers and other covered entities. Four principal regulations with which we are currently required to comply have been issued in final form under HIPAA: privacy regulations; security regulations; standards for electronic transactions; and the national provider identifier, or NPI, regulations. We must also comply with regulations that require covered entities and business associates to provide notification after a breach of unsecured PHI.

The privacy regulations cover the use and disclosure of PHI by healthcare providers. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a healthcare provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA privacy regulations, among other things, restrict our ability to use or disclose PHI in the form of patient-identifiable laboratory data without written patient authorization for purposes other than payment, treatment, or healthcare operations, except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI. In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, increases the civil monetary penalty amounts for violations of the HIPAA regulations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, laws in certain states provide for damages to private parties for the wrongful use or disclosure of confidential health information or other private personal information. Moreover, ARRA has created a new right of action for state attorneys general to sue on behalf of individuals who are harmed under the HIPAA regulations.

The security regulations establish requirements for safeguarding the confidentiality, integrity and availability of PHI, which is electronically transmitted or electronically stored. The security regulations provide for sanctions and penalties for violations. In addition, ARRA increases the civil monetary penalty amounts for violations of the HIPAA regulations and creates a new right of action for state attorneys general. The HIPAA privacy and security regulations establish a uniform federal minimum standard and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we are required to comply with both HIPAA privacy and security regulations and varying state privacy and security laws. ARRA also applies the HIPAA privacy and security provisions and the civil and criminal penalties associated with violating these provisions to business associates in the same manner as they apply to covered entities.

In addition, HIPAA imposes standards for electronic transactions, which establish standards for common healthcare transactions. We utilize these standard transaction sets where required by HIPAA.

Finally, HIPAA also established a new NPI as the standard unique health identifier for healthcare providers to use in filing and processing healthcare claims and other transactions.

As part of the HIPAA requirements, certain specified coding sets are established that must be used for all billing transactions. Currently, all healthcare providers use a system of diagnosis coding referred to as the International Classification of Diseases, 9th edition, or ICD-9. However, HHS, which oversees HIPAA, has recently established a new requirement that will require all healthcare entities, including ours, to move to a new system of diagnosis codes, ICD-10, by October 1, 2013. ICD-10 utilizes more codes and is considered more complex than the current system. Because we must often rely on referring physicians to supply us with the appropriate diagnosis codes, the movement to the new system may increase billing difficulties if physicians or payors have difficulty in making the transition to the new codes.

In addition to PHI, the healthcare information of patients often includes social security numbers and other personal information that is not of an exclusively medical nature. The consumer protection laws of a majority of states now require organizations that maintain such personal information to notify each individual if their personal information is accessed by unauthorized persons or organizations so that the individuals can, among other things, take steps to protect themselves from identity theft. Penalties imposed by these state consumer protection laws vary from state to state but may include significant civil monetary penalties, private litigation and adverse publicity.

Insurance

We maintain liability insurance for our services. As a general matter, providers of diagnostic services may be subject to lawsuits alleging medical malpractice or other similar legal claims. Some of these suits may involve claims for substantial damages, and the results may be material to our results of operations and cash flows in the period in which the impact of such claims is determined or the claims are paid. We believe our insurance coverage is sufficient to protect us from material liability for such claims, and we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs. However, we must renew our insurance policies annually, and we may not be able to maintain adequate liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities or at all.

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.

Our products leverage several core technology platforms, including:

·	3D Imaging Technology Platforms:
o	3D capture using patented Rainbow 3D technology
o	3D processing, data manipulation, and advanced modeling
o	3D display in volumetric space

·	Intelligent Surveillance Technology Platforms:
o	360 degree video acquisition using mirror, lens, and array configurations
o	2D video detection, tracking, recognition and enhancement software

·	3D Facial Recognition Technology Platforms:
o	3D facial image acquisition and recognition algorithms and software

·	General Technology Platforms:
o	High-speed imaging processing hardware and embedded algorithms

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

Technest Business Strategy

After the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of Technest and its intellectual property, including that developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property.

Competition

The markets for our Technest products and solutions are extremely competitive and are characterized by rapid technological change as a result of technical developments exploited by our competitors, changing technical needs of customers, and frequent introductions of new features. We expect competition to increase as other companies introduce products that are competitively priced, that may have increased performance or functionality, or that incorporate technological advances not yet developed or implemented by us. Some of our present and potential competitors may have financial, marketing, and research resources substantially greater than ours. In order to compete effectively in this environment, we must continually develop and market new and enhanced products at competitive prices, and have the resources to invest in significant research and development activities. There is a risk that we may not be able to make the technological advances necessary to compete successfully. Existing and new competitors may enter or expand their efforts in our markets, or develop new products to compete against ours. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. New products or technologies may render our products obsolete. Many of our primary competitors are well-established companies that have substantially greater financial, managerial, technical, marketing, personnel and other resources than we do.

We have particular proprietary technologies, some that have been developed and others that are in development. We will focus on our proprietary technologies, or leverage our management experience, in order to differentiate ourselves from these organizations. There are other technologies being presented to our customers that directly compete with our technologies.

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. As of June 2011, we own 23 U.S. patents and have 6 patents pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Dependence on U.S. Government Contracts

Historically, our largest customers were agencies of the U.S. Government. Although we are continuously working to diversify our client base, we will continue to seek additional work from the U.S. Government.

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

Employees

As of October 12, 2011, we had 5 employees, 3 of which are full-time employees. We also have arrangements with 6 independent contractors performing sales, marketing and client service roles.  Although we have had some employee turnover, we consider our relationships with these individuals to be good.

Corporate History

Technest History

Technest Holdings, Inc. is the successor of a variety of businesses dating back to 1993.  We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc. Prior to December 17, 1996, we had no operations. Between December 1996 and May 2002, we were involved in a number of different businesses.

Between October 10, 2003 and February 14, 2005, we had no operations, nominal assets, accrued liabilities totaling $184,468 and 139,620 (after giving effect to the Reverse Stock Split described below) shares of common stock issued and outstanding.

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

Reverse Stock Split. On June 2, 2005, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”) after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number. The Reverse Stock Split was effective as of the close of business on July 19, 2005. The Reverse Stock Split did not reduce the amount of authorized shares of our common stock, which remained at 495,000,000.

Acquisition of EOIR. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland, our majority stockholder, we purchased all of the outstanding stock of EOIR Technologies, Inc. (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and, as a result, Markland’s ownership of Technest increased at the time of the transaction from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase Technest common stock). This reorganization did not result in a change of control of EOIR. We did not need stockholder consent in order to complete this reorganization.  Markland acquired EOIR on June 29, 2004.

Sale of EOIR Technologies, Inc.  On September 10, 2007, Technest and EOIR, entered into a Stock Purchase Agreement (the “EOIR SPA”) with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which Technest agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Guggenheim Defense and Aerospace Funds for the purposes of facilitating this transaction.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the EOIR SPA. LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the EOIR SPA.  However, following a seven-day Arbitration hearing that ended on June 30, 2009, the arbitration panel unanimously agreed with Technest and on August 21, 2009 ruled that LLC breached the EOIR SPA and must pay the remainder of the purchase price, including interest of $830,070, of  $23,778,403 plus interest from the date of the Award through date of payment at 3.25%.  LLC filed a petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, Technest filed its opposition to LLC's motion to vacate the award and on October 5, 2009, Technest filed its opposition to LLC's superseding petition to vacate the arbitration award.

On October 26, 2009, Technest entered into a Settlement Agreement with LLC and EOIR, settling all claims related to the EOIR SPA (see Note 3 to the consolidated financial statements of Technest Holdings, Inc. for the years ended June 30, 2010 and 2009 for additional information).  Under the terms of the Settlement Agreement, LLC agreed to pay Technest $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Technest in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded Technest $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid Technest $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders.  The release of the WEBSS contract has fallen slightly behind original expectations and the collection of the related receivable is now anticipated in the first quarter of calendar 2012.

Technest Inc. On October 1, 2008, the Company formed and acquired a 49% interest in Technest, Inc. in exchange for the transfer of certain contracts and employees. Technest, Inc. conducts research and development in the field of computer vision technology. Technest Holdings has the right of first refusal to commercialize products resulting from this research and development. The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc. and an employee of Technest, Inc. owns an additional 23%.  The remaining 5% interest is held by an unrelated third party. The Company has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.

Acquisition of AccelPath LLC. On March 4, 2011, Technest acquired all of the outstanding membership interests of AccelPath, LLC, a Massachusetts limited liability company (“AccelPath”) pursuant to the terms of the Unit Purchase Agreement dated January 11, 2011 (the “Purchase Agreement”) among Technest, AccelPath, and all of the members of AccelPath (collectively, the “Sellers”), as amended by Amendment No. 1 to Unit Purchase Agreement dated March 4, 2011 (the “Purchase Agreement Amendment”).  In accordance with the terms of the Purchase Agreement (as amended by the Purchase Agreement Amendment), Technest acquired all of the outstanding membership interests of AccelPath from the Sellers, in consideration for 86,151,240 shares of Technest’s common stock in the aggregate (the

“Transaction”), which represented approximately 72.5% of Technest’s issued and outstanding common stock as of the date of the Transaction.  Following the issuance of the Bridge Financing Shares (as defined below) and assuming the conversion of those shares into shares of Technest’s common stock, the shares issued to the Sellers in connection with the closing of Transaction represented approximately 67.8% of Technest’s issued and outstanding voting securities.  AccelPath shall continue to operate as a wholly owned subsidiary of Technest.

Effective immediately prior to the closing of the Transaction, Gino M. Pereira resigned from his position as Technest’s President and Chief Executive Officer and his employment agreement dated January 14, 2008 was terminated.  In connection with and effective immediately prior to the closing of the Transaction, each of Gino M. Pereira, Robert A. Curtis, Laurence J. Ditkoff, David R. Gust and Stephen M. Hicks resigned from the Board of Directors of Technest.  Following the closing of the Transaction, Henry Sargent remained on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. were appointed to the Board of Directors of Technest to fill three of the vacancies caused by such resignations.  The Board currently consists of four directors, three of whom were appointed in connection with the Transaction.

Following the closing of the Transaction, Shekhar Wadekar became the President and Chief Executive Officer and a director of Technest.  Assuming the conversion of the Bridge Financing Shares into shares of Technest’s common stock, Shekhar Wadekar was deemed to beneficially own 20.46% of the shares of Technest’s common stock as of October 12, 2011.

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

Bridge Financing.  On January 11, 2011, Technest entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Southridge Partners, LP and its affiliates were the holders of a majority of Technest’s shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into Technest common stock at the option of Southridge at any time.  The number of shares of Technest common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge (the “Bridge Financing Shares”) are convertible into 6,754,173 shares of Technest common stock.  The Series E Preferred Dividend accrues quarterly in arrears, and shall be paid in cash when and if declared by the board or within 5 days of the conversion of Series E Preferred Stock into our common stock.

Item 2. Description of Property

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which expires December 31, 2011.  Monthly lease amounts for this facility total approximately $16,053. We are currently in the process of locating office space to meet our needs upon the expiration of our current lease.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTCQB and trades under the symbol TCNH.PK.

The following table sets forth the range of the high and low bid quotations of our common stock for the past two years in the Over-the-Counter BB market and the Pink Sheets, as reported by the OTC Bulletin Board and in the Pink Sheets.  In June 2005, we changed our fiscal year end from December 31 to June 30; however, the following table sets forth the high and low closing bid quotations for our common stock for the calendar years listed below:

Calendar Year	High	Low

2009
First Quarter	$0.30	$0.05
Second Quarter	$0.20	$0.10
Third Quarter	$0.40	$0.15
Fourth Quarter	$0.62	$0.25

2010
First Quarter	$0.51	$0.06
Second Quarter	$0.14	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.10	$0.05

2011
First Quarter	$0.12	$0.05
Second Quarter	$0.10	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of June 30, 2011, there were approximately 332 record holders of our common stock and we had outstanding options to purchase 43,100,000 shares of common stock, none of which are exercisable as of the date of this prospectus.

As of June 30, 2011, 32,678,056 shares of our common stock are eligible for public sale under Rule 144 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2011, which is the fourth quarter of our fiscal year.

Dividend Policy

Following the settlement agreement with EOIR Holdings entered into in connection with the sale of EOIR

Technologies, Inc., on December 23, 2009, our board of directors declared a special “return of capital” cash distribution of $0.407 per share of common stock.  The cash dividend was paid on January 15, 2010 to shareholders of record as of January 4, 2010.

In addition, on January 3, 2011, our board of directors declared the distribution of contingent value rights.  On February 2, 2011 one contingent value right was distributed for each share of our common stock held by each common stockholder of record as of January 25, 2011.  Each contingent value right entitled the holder thereof to its pro rata portion of a payment to be received by Technest pursuant to the settlement agreement with EOIR Holdings, less certain expenses that will be deducted from such payment.  Following deduction of such expenses, Technest estimates that in the event that the payment from EOIR Holdings is received, the cash payment will be approximately $0.098 per contingent value right.

Other than the special “return of capital” cash distribution and the distribution of the contingent value right, we have not paid any cash dividends on our common stock in the past. We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends on the common stock in the foreseeable future.  Subject to the rights of the holders of our Series E 5% Convertible Preferred Stock (“Series E Preferred Stock”) described below, the declaration of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, general economic conditions and other pertinent factors.

In addition, holders of our Series E Preferred Stock are entitled to receive dividends at a rate per annum equal to $50.00 per share of Series E Preferred Stock (the “Series E Preferred Dividend”).  The Series E Preferred Dividend accrues quarterly in arrears, and shall be paid when and if declared by the board or within 5 days of the conversion of Series E Preferred Stock into our common stock.  So long as any shares of Series E Preferred Stock remain outstanding, we are not permitted to pay any dividends on our common stock without the written consent of the holders of at least 75% of the shares of Series E Preferred Stock then outstanding.

Item 7.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2011 and 2010 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” in this annual report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-K, speak only as of June 30, 2011 and we undertake no obligation to update or revise the statements in light of future developments.

Year ended June 30, 2011 compared with the year ended June 30, 2010

On March 4, 2011, Technest Holdings, Inc. acquired AccelPath and AccelPath became a wholly-owned subsidiary of Holdings. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  Accordingly, the results of operations of Technest Holdings, Inc. have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath are presented as the historical financial statements of Holdings.

Revenues

The Company had $449,937 in revenues during the year ended June 30, 2011 compared with no revenue during the year ended June 30, 2010. Revenues for the year ended June 30, 2011 consisted of $296,330 in revenues generated by Technest’s Small Business Innovation Research grants in the field of 3-dimensional imaging after the reverse acquisition and $153,607 in revenues generated by AccelPath’s medical diagnostic services.  AccelPath exited the development stage and began generating revenue in October 2010.

At June 30, 2011, the Company’s backlog of funded contracts was approximately $370,000.

Gross profit

The gross profit for the year ended June 30, 2011 was $36,150 or 8% of revenues. There was no gross profit for the year ended June 30, 2010 as revenues commenced in October 2010.  Gross profit was negatively impacted by claims experience with third party payers.  Management has addressed this issue by billing hospitals directly and expects that gross profit will begin to improve.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2011 were $1,764,082 compared to $325,235 for the year ended June 30, 2010.  During the year ended June 30, 2011, these expenses consisted primarily of compensation paid to managing members, professional fees related to the reverse acquisition, consulting fees and travel expenses incurred by AccelPath plus compensation, lease and insurance expense incurred by Technest.  In addition, stock-based compensation expense of $202,244 was recognized during the year ended June 30, 2011.  During the year ended June 30, 2010, these expenses consisted primarily of compensation paid to managing members, legal fees, consulting fees and travel expenses incurred by AccelPath.

Research and development expenses

During the year ended June 30, 2011, the Company incurred $15,360 in research and development expenses associated with the preliminary project stage costs for internal use software for our medical diagnostic services.   During the year ended June 30, 2010, there was no research and development expense.

Amortization of customer contracts

Amortization of intangible assets for the year ended June 30, 2011 was $58,332 compared to no amortization expense for the year ended June 30, 2010.  Amortization expense consists of four months of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Operating loss

The operating loss for the year ended June 30, 2011 was $1,801,624 compared with $325,235 for the year ended June 30, 2010.  The increased operating loss is primarily due to the increase in selling, general and administrative expenses described above.

Other income (expense)

Net other income (expense) was $(1,135,966) for the year ended June 30, 2011 and consisted primarily of the goodwill impairment loss of $1,161,215.  The impairment loss was recognized after management completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2011.

During the year ended June 30, 2011, the Company accreted $5,305 as interest income, subsequent to the reverse acquisition, related to the discount on the $5 million contingent receivable on the sale of EOIR.  During the year ended June 30, 2011, the Company paid $56 in interest on the note payable to a former managing member of AccelPath.  In addition, the Company recognized other income of $20,000 related to the licensing of certain intellectual property.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the year ended June 30, 2011 was $2,983,213 in comparison with a net loss of $325,235 applicable to common shareholders for the year ended June 30, 2010. Included in the net loss applicable to common shareholders for the year ended June 30, 2011 are non-cash deemed dividends of $37,709 related to Series E 5% Convertible Preferred Stock and accrued cash dividends payable of $3,511.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2011, the Company had a working capital deficit of $682,682 due primarily to the operating loss incurred by AccelPath for the year ended June 30, 2011.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows for the years ended June 30, 2011 and 2010 was from financing activities.  We received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $300,000 from the sale of preferred stock during the year ended June 30, 2011.  We received proceeds of $335,000 from the sale of common stock during the year ended June 30, 2010.  We used cash of $869,824 and $279,378, respectively, to fund our operating activities during the years ended June 30, 2011 and 2010.  Our primary uses of operating cash were for compensation payments to managing members of AccelPath, professional fees related to the reverse acquisition, consulting fees and travel expenses.

Sources of Liquidity

During the year ended June 30, 2011, we satisfied our operating cash requirements primarily from the sale of common stock and Series E 5% Convertible Preferred Stock.  We have also increased our accounts payable for expenses incurred in connection with the reverse acquisition.

On March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  We filed the registration statement on August 10, 2011.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.

The Company expects to be successful in its efforts to have the registration statement declared effective so that Southridge will purchase our common stock, and then management believes that the Company will have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.  Alternatively, if the Company is not successful, its expansion plans and software development efforts would need to be curtailed.

Commitments and Contingencies

Facilities

Technest currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which expires on December 31, 2011. Monthly lease amounts for this facility total approximately $16,053.

Operating Lease

AccelPath currently leases certain equipment under a non-cancelable operating lease.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  Future minimum lease payments remaining at June 30, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $44,376, $44,376, $44,376 and $36,980, respectively.

Off Balance Sheet Arrangements

 We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2011, Technest had warrants outstanding for the purchase of 275,000 shares of common stock.  Technest does not expect any material cash proceeds upon exercise of these warrants.  As of June 30, 2011, Technest had stock options outstanding for the purchase of 43,100,000 shares of common stock. In addition, on March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in price has had or will have a material effect on operations.

Critical Accounting Policies and Estimates

The preparation of Technest's financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

The sections below present information about the nature of and rationale for our critical accounting policies.

Principles of Consolidation and Discontinued Operations

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of AccelPath (the accounting acquirer) and its affiliate. AccelPath provided management services to a professional limited liability company (“PLLC”) in states where laws prohibit business corporations from providing pathology interpretations through the direct employment of pathologists.  AccelPath had a long term professional service and administrative support agreements with such PLLC. A nominee shareholder owns all the equity of the PLLC.

AccelPath follows accounting guidance concerning certain matters related to physician practice management entities (“PPMs”) with contractual management arrangements. The accounting guidance provides a listing of criteria which, when applied to the contractual arrangements between PPMs and the medical practice company, indicate whether or not they should be consolidated. In accordance with the criteria outlined, AccelPath includes the accounts and the operations of the PLLCs.

The accompanying consolidated financial statements also includes the operations of its wholly-owned subsidiary, Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5) since the date of the reverse acquisition March 4, 2011 through June 30, 2011.  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

The Company follows ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”) which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.

The Company consolidates all entities in which the Company holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when the Company is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (“VIEs”), the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. For VIEs, a primary beneficiary is a party that has both: (1) the power to direct the activities of a VIE that most significantly impact that entity's economic performance, and (2) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity's equity.

All significant inter-company balances and transactions have been eliminated in consolidation.

Included in the assets acquired by AccelPath in the reverse acquisition were assets and liabilities related to Holdings discontinued operations. In May 2007, the Board of Directors of Holdings at that time approved a plan to divest the operations of EOIR Technologies, Inc. (“EOIR”). On September 10, 2007, Technest and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement (“SPA”) with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which Technest agreed to sell EOIR to LLC.  The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the SPA.

On August 26, 2008, LLC notified Holdings that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Holdings $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 included $830,070 of interest through the date of the Award and is also subject to additional interest due Holdings at 3.25% from the date of the Award through date of payment.  On October 26, 2009, Holdings entered into a Settlement Agreement with LLC and EOIR settling all claims related to the Stock Purchase Agreement (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount is recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.

Concentrations

Substantially all of Technest Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.  During the year ended June 30, 2011, all of AccelPath’s revenues were generated from one laboratory and one hospital.

Risks associated to companies in the homeland defense technology industry and the anatomic pathology market, include, but are not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

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

To estimate the fair value of its reporting unit containing the goodwill, the Company utilizes a discounted cash flow model on the Technest operating segment. In estimating fair value, management relies on and considers a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins and overhead expenses. Subsequent to the acquisition we reassessed the potential for new contracts and due to employee turnover and other factors we expect limited future revenues beyond the current backlog.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011.

Estimated Useful Lives of Amortizable Intangible Assets

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

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

Revenue Recognition

Revenues from medical diagnostic services are recognized upon completion of the services and the billing to customers.  Billings for services expected to be reimbursed by third party payers are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers and are based on our assessment of collection. Billings for services directly to hospitals are fixed in advance and are considered collectible by us.

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

Impact of Recently Issued Accounting Standards

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s deficit. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption will be permitted.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to our AccelPath Business

We have a limited operating history in our services business, which may make it difficult to accurately evaluate our business and prospects.

We commenced providing our services in October 2010.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services is still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

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

We will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Although we have been successful in the past in obtaining financing for working capital, there can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on acceptable terms.

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

In addition, if one or more of our competitors were to merge or partner with another of our competitors, or if companies larger than we are enter the market through internal expansion or acquisition of one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. These competitors could have established customer relationships and greater financial, technical, sales, marketing and other resources than we do, and could be able to respond more quickly to new or emerging technologies or devote greater resources to the development, promotion and sale of their services. This competition could harm our ability to provide our services, which may lead to lower prices, reduced revenue and, ultimately, reduced market share.

If our arrangements with our associated pathologists or interpretation centers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting, our business, financial condition and our ability to operate in those states could be adversely impacted.

The laws of many states, including states in which referring physicians and the pathologists at the interpretation centers with whom we contract are located, prohibit us from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. We enter into independent contractor relationships with our interpretation centers and pathology departments of hospitals, pursuant to which their pathologists render professional medical services. We structure our relationships with these centers in a manner that we believe is in compliance with prohibitions against the corporate practice of medicine and fee splitting. However, state regulatory authorities or other parties could assert that we are engaged in the corporate practice of medicine. If such a claim were successfully asserted, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our associated pathologists to comply with these statutes, could eliminate referring physicians located in certain states from the market for our services, which would have a materially adverse effect on our business, financial condition and operations.

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

Efforts are being made by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in volumes and reimbursement rates could result in a reduction in the fees we receive from our associated pathologists. Changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

The health care industry has also experienced a trend of consolidation among health insurance plans, resulting in fewer, larger health plans with significant bargaining power to negotiate fee arrangements with health care providers like our associated pathologists. In addition, some health plans have limited the preferred provider organization or point-of-service laboratory network to only a single national laboratory and its associated physicians to obtain improved fee-for-service pricing. The increased consolidation among health plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer.

We expect that efforts to reduce reimbursements, impose more stringent cost controls and reduce utilization of diagnostic testing services will continue. These efforts may have a material adverse effect on the fees we negotiate with our interpretation centers and our results of operations.

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

We are an early-stage company that is in the process of building relationships with associated pathologists and referring physicians, and our business may be harmed by the loss of any one associated pathologist or customer of an associated pathologist.

We are an early-stage company that is in the process of building relationships with associated pathologists and referring physicians.  We currently service a limited number of referring physicians through agreements with a limited number of associated pathologists, therefore the loss of any one customer of an associated pathologist may have a significant impact on our business, financial condition, results of operations and cash flows.  No assurance can be given that we will continue to maintain our competitive position with our associated pathologists or their referring physicians.  The loss of, or a significant curtailment of purchases by, one or more customers of an associated pathologist could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows.  Similarly, delays in payments by our associated pathologists could have a significant impact on our cash flows.

In addition, as a result of our dependence on a limited number of associated pathologists and referring physicians, we have significant concentrations of accounts receivable.  These significant and concentrated receivables expose us to additional risks, including the risk of default by any of the associated pathologists representing a significant portion of our total receivables.  If we were required to take additional accounts receivable reserves, our business, financial condition and results of operations could be materially adversely affected.

Failure to effectively continue or manage our strategic and organic growth could cause our growth rate to decline.

To continue growth, we will need to continue to identify appropriate providers, such as laboratories, for which our associated pathologists can provide professional pathology services. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify such providers on timely basis, or at all. In particular, the competition to acquire independent private labs and pathology groups has increased. In addition to historical competitors such as national lab companies, regional hospital centers and specialty lab companies, a number of private equity firms have recently made initial investments in the pathology and laboratory industry and may become potential competitors to our efforts to secure new customers for our associated pathologists. Our inability to continue our strategic growth would cause our growth rate to decline and could have a material adverse effect on our business.

We also seek to continue our organic growth through the expansion of our sales force, and the targeting of international customers for pathology services. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to continue our organic growth would cause our growth rate to decline and could have a material adverse effect on our business.

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

Increases in demand for diagnostic services, including unforeseen or significant increases in demand due to accession volume, could strain the capacity of our personnel and infrastructure. Any strain on our personnel or infrastructure could lead to inaccurate test results, unacceptable turn-around times or client service failures. Furthermore, although we are not currently subject to these capacity constraints, if demand increases for diagnostic services, we may not be able to scale our personnel or infrastructure accordingly. Any failure to handle increases in demand, including increases due to accession volumes, could lead to the loss of established clients and have a material adverse effect on our business.

We intend to expand by contracting with interpretation centers in additional geographic markets. In addition to development costs, this will require us to spend considerable time and money to expand our infrastructure and to hire and retain skilled laboratory and IT staff, experienced sales representatives, case coordination associates and other personnel for additional laboratories. We may also need federal, state and local certifications, as well as supporting operational, logistical and administrative infrastructure. Even after new centers are operational, it may take time for us to derive the same economies of scale we currently have. Moreover, we may suffer reduced economies of scale in our existing center as we seek to balance the amount of work allocated to each center. An expansion of our systems could divert resources, including the focus of our management, away from our current business.

Our growth strategy depends on the ability of the interpretation centers with whom we contract to recruit and retain qualified pathologists and other skilled personnel. If they are unable to do so, our future growth would be limited and our business and operating results would be harmed.

Our success is dependent upon the continuing ability of the interpretation centers with whom we contract to recruit and retain qualified pathologists at their facilities. An inability to recruit and retain pathologists and pathology departments in medical institutions would have a material adverse effect on our ability to grow and would adversely affect our results of operations. They face competition for pathologists from other healthcare providers, including pathology groups, research and academic institutions, government entities and other organizations.

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

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems provided by third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

We rely on broadband connections provided by third party suppliers to route digital images from laboratories within the United States to our associated pathologists at the interpretation centers with whom we contract. Any interruption in the availability of the network connections between the hospitals and our interpretation centers would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential referring physicians to believe that our systems are unreliable, leading them to switch to our competitors. Because referring physicians may use our services for critical healthcare services, any system failures could result in damage to the referring physicians’ businesses and reputation. These referring physicians could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time-consuming and costly for us to resolve.

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

Each of our associated pathologists must be granted privileges to practice at each hospital from which the pathologist receives images and must hold a license in good standing to practice medicine in the state in which the hospital or laboratory is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside of the state to obtain privileges or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. In addition, any loss of existing privileges or medical licenses held by our associated pathologists could impair our ability to serve our existing referring physicians and have a material adverse affect on our business, financial condition and results of operations.

Changes in the healthcare industry or litigation reform could reduce the number of diagnostic procedures ordered by physicians, which could result in a decline in the demand for our services, pricing pressure and decreased revenue.

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic pathology procedures could reduce the volume of biopsy procedures performed. For example, in an effort to contain increasing costs, some managed care organizations and private insurers are instituting pre-authorization policies, which require physicians to pre-clear orders for diagnostic biopsy procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of biopsy procedures could decrease, resulting in pricing pressure and declining demand for our services. Some payors have hinted at reducing the number of units of service that would be reimbursed in a connection with a single case.  In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in perceived malpractice risk could reduce the number of biopsy procedures ordered for this purpose and therefore reduce the total number of biopsy procedures performed each year, which could harm our operating results.

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

We rely heavily on our workflow technology to distribute pathology slide images and information to the appropriately licensed and privileged associated pathologist best able to provide the necessary clinical insight in the least amount of turnaround time and reports to referring physicians. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology, and we have not filed any applications for patents. Although we intend to file applications for patents covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by third parties. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our success depends on our ability to attract, retain and motivate experienced IT staff, experienced sales representatives and other personnel and also on our ability to contract with affiliated pathologists and interpretation centers.  Competition for these employees and pathologists is strong, and if we are not able to attract and retain qualified personnel or contract with qualified pathologists and interpretation centers it would have a material adverse effect on our business.

Our sales representatives have developed and maintain close relationships with a number of health care professionals, and our specialized approach to marketing our services positions our sales representatives to have a deep knowledge of the needs of the referring physicians they serve. Given the nature of the relationships we seek to develop with referring physicians, losses of sales representatives may cause us to lose clients.

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

Various federal and state laws govern financial arrangements among healthcare providers. The federal anti-kickback law prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or with the purpose to induce, the referral of Medicare, Medicaid, or other federal healthcare program patients, or in return for, or with the purpose to induce, the purchase, lease or order of items or services that are covered by Medicare, Medicaid, or other federal healthcare programs. Similarly, many state laws prohibit the solicitation, payment or receipt of remuneration in return for, or to induce the referral of patients in private as well as government programs. Violation of these anti-kickback laws may result in substantial civil or criminal penalties for individuals or entities and/or exclusion from participating in federal or state healthcare programs. We believe that we are operating in compliance with applicable law and believe that our arrangements with our affiliated pathologists and referring physicians would not be found to violate the anti-kickback laws. However, these laws could be interpreted in a manner inconsistent with our operations.

Because referring physicians submit claims to the Medicare program based on the services provided by our affiliated pathologists, it is possible that a lawsuit could be brought against us, our affiliated pathologists or the referring physicians under the federal False Claims Act, and the outcome of any such lawsuit could have a material adverse effect on our business, financial condition and operations.

The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The government has taken the position that claims presented in violation of the federal anti-kickback law may be considered a violation of the Federal False Claims Act. The Federal False Claims Act further provides that a lawsuit brought under that act may be initiated in the name of the United States by an individual who was the original source of the allegations, known as the relator. Actions brought under the Federal False Claims Act are sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government and the court. Therefore, it is possible that lawsuits have been filed against us that we are unaware of or which we have been ordered by the court not to discuss until the court lifts the seal from the case. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. We believe that we are operating in compliance with the Medicare rules and regulations, and thus, the Federal False Claims Act. However, if we were found to have violated certain rules and regulations and, as a result, submitted or caused the submission of allegedly false claims, any sanctions imposed under the Federal False Claims Act could result in substantial fines and penalties or exclusion from participation in federal and state healthcare programs which could have a material adverse effect on our business and financial condition.

Risks Related to our Technest Business and Contracting with the United States Government

Although we are currently actively pursuing licensing opportunities for the commercialization of our Technest products and intellectual property as well as products developed by Technest, Inc., if we are not able to enter into such licensing arrangements, our financial condition could suffer.

After the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of the Technest products and intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property. If the Company is not successful in these efforts, the financial condition of the Company could suffer.

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

Within the last year, we have had significant employee turnover.  Our success depends on our ability to attract, retain and motivate experienced personnel in the field of three-dimensional imaging. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel, it would have a material adverse effect on our business.

Risks Related To “Controlled Companies”

Technest’s controlling stockholder has significant influence over the Company.

As of October 12, 2011, Shekhar Wadekar, the Company’s Chief Executive Officer owns 21.61% of the outstanding Common Stock, which becomes 20.46% upon the conversion of the Series E 5% Convertible Preferred Stock. Assuming the conversion of the Series E 5% Convertible Preferred Stock, Stephen Hicks, through the shares beneficially owned by Southridge Partners II, LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd., Garth LLC and Trillium Partners, LP, along with those shares directly owned by Mr. Hicks, is deemed to beneficially own 9.2% of the shares of Technest’s common stock as of October 12, 2011.  Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

Risks related to our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing security holders.

We will have to raise additional capital in order for our business plan to succeed. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Therefore, our most likely source of additional capital will be through the sale of additional shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 495,000,000 shares.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders’ interests in our Company to be diluted, which may negatively affect the value of their shares.

It may be difficult for you to resell shares of our common stock if an active market for our common stock does not develop.

Our common stock is not actively traded on a securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. It is quoted on the less recognized OTCQB.  This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price has been volatile.  From July 2007 to August 2011, the trading price of our common stock ranged from a low price of $0.05 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

Future sales of common stock by shareholders, or the perception that such sales may occur, may depress the price of our common stock.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares eligible for resale upon expiration of a lock-up agreement, shares issuable upon conversion of outstanding preferred stock or exercise of common stock options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. In connection with the acquisition of AccelPath, LLC, the sellers of the membership interests and certain of our existing stockholders entered into a lock-up agreement which prohibits the transferring of shares of common stock held by them until January 4, 2012, the 10-month anniversary of the closing of the AccelPath transaction.  As of June 30, 2011, we had 120,279,296 outstanding shares of common stock, and the following additional shares were reserved for issuance: 43,100,000 shares upon exercise of outstanding options and 6,754,173 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws, making it difficult or impossible for our security holders to sell shares of its common stock in those states.

There is a limited public market for our shares of common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws, which prohibit trading absent compliance with individual state laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.

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

We do not expect to pay dividends to holders of our common stock in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

Other than the special “return of capital” cash distribution made in connection with the settlement agreement with EOIR Holdings, Inc., we have not declared any dividends since our inception, and we do not plan to declare any dividends in the foreseeable future. If we were to become profitable, it would be expected that all of such earnings would be retained to support our business. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

Risks Related To Market Conditions

We have filed a registration statement registering an aggregate of 18,300,000 shares of common stock to be issued under the Equity Purchase Agreement. The sale of such shares could depress the market price of our common stock.

We have filed a registration statement registering an aggregate of 18,300,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 18,300,000 shares of our common stock will represent approximately 13.2% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

The Company may not have access to the full amount available under the Equity Purchase Agreement.

We have not drawn down funds and have not issued shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to draw down funds and sell shares under the Equity Purchase Agreement requires that the recently filed registration statement be declared effective by the SEC, and that the registration statement continue to be effective. In addition, such registration statement registers 18,300,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the recently filed registration statement, or six months after the effective date of such registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met. Accordingly, because our ability to draw down amounts under the Equity Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $5 million available to us under the Equity Purchase Agreement.

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

Certain provisions of our articles of incorporation could discourage potential acquisition proposals or change in control.

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

We have identified weaknesses in our internal controls.

Our management has concluded that our internal control over financial reporting was not effective as of June 30, 2011, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A, "Control and Procedures", in this annual report on Form 10-K.

As a result of these material weaknesses, we performed additional procedures to obtain reasonable assurance regarding the reliability of our financial statements.   Material weaknesses could result in a misstatement of accounts and disclosures, which would result in a misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission. Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.

Our inability to remediate all weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

Item 8.  Financial Statements

TECHNEST HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
Technest Holdings, Inc. and Subsidiaries
Years ended June 30, 2011 and 2010
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets	44
Consolidated Statements of Operations	45
Consolidated Statements of Changes in Stockholders’ Deficit	46
Consolidated Statements of Cash Flows	47
Notes to Consolidated Financial Statements	48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Technest Holdings, Inc. and Subsidiaries

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Technest Holdings, Inc. and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technest Holdings, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, a stockholders’ deficit and a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

October 13, 2011

TECHNEST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2011 AND 2010

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents ($23,184)	$50,598	$59,597
Accounts receivable, net of allowances of $9,000 at June 30, 2011 ($155,376)	219,494	—
Prepaid expenses and other current assets ($16,053)	28,337	—
Assets related to discontinued operations	5,000,000	—
Total Current Assets	5,298,429	59,597

Property and Equipment – Net of accumulated depreciation of $1,249	22,299	—

Other Assets
Deposits	46,525	18,000
Deferred financing costs	36,000	—
Customer contracts, net of accumulated amortization of $58,332	291,668	—
Total Other Assets	374,193	18,000

Total Assets	$5,694,921	$77,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($185,644)	$1,094,666	$15,834
Accrued expenses and other current liabilities ($65,958)	185,758	15,000
Accrued compensation	45,000	55,000
Accrued income taxes	369,816	—
Notes payable	46,250	—
Contingent value rights payable	3,194,247	—
Liabilities related to discontinued operations	1,045,374	—
Total Current Liabilities	5,981,111	85,834

Total Liabilities	5,981,111	85,834

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 300 shares issued and outstanding at June 30, 2011 (preference in liquidation at June 30, 2011 of $303,511)	300,000	—
Common stock - par value $.001 per share; 495,000,000 shares authorized; 120,279,296 and 79,485,767 shares issued and outstanding at June 30, 2011 and 2010, respectively	120,279	79,486
Additional paid-in capital	2,917,952	407,414
Accumulated deficit	(3,437,130)	(495,137)
Total stockholders’ deficit of Technest Holdings, Inc.	(98,899)	(8,237)
Non-controlling interest	(187,291)	—
Total Stockholders’ Deficit	(286,190)	(8,237)

Total Liabilities and Stockholders’ Deficit	$5,694,921	$77,597

Asset and liability amounts in parentheses represent the portion of the June 30, 2011 balance attributable to Technest, Inc. which is a variable interest entity (Note 5).

See report of independent registered public accounting firm and notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Revenues	$449,937	$—

Cost of Revenues	413,787	—

Gross Profit	36,150	—

Operating Expenses
Selling, general and administrative	1,764,082	325,235
Research and development	15,360	—
Amortization of customer contracts	58,332	—
Total Operating Expenses	1,837,774	325,235

Operating Loss	(1,801,624)	(325,235)

Other Income (Expense), Net
Interest income	5,305	—
Goodwill impairment loss	(1,161,215)	—
Interest expense	(56)	—
Other income	20,000	—
Total Other Income (Expense), Net	(1,135,966)	—

Loss before Income Taxes	(2,937,590)	(325,235)
Income tax benefit	—	—
Net Loss	(2,937,590)	(325,235)

Net Loss Attributable to Non-Controlling Interest	(4,403)	—
Net Loss Attributable to Technest Holdings, Inc.	(2,941,993)	(325,235)

Deemed and Cash Dividends to Preferred Stockholders - Series E	(41,220)	—

Net Loss Applicable to Common Shareholders	$(2,983,213)	$(325,235)

Net Loss Per Share - Basic and Diluted	$(0.030)	$(0.004)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	98,559,095	73,824,680

See report of independent registered public accounting firm and notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2009	$—	66,988,005	$66,988	$84,912	$(169,902)	$—	$(18,002)
Issuance of common stock	—	12,497,762	12,498	322,502	—	—	335,000
Net loss	—	—	—	—	(325,235)	—	(325,235)

Balance, June 30, 2010	—	79,485,767	79,486	407,414	(495,137)	—	(8,237)
Issuance of common stock	—	17,163,593	17,163	497,837	—	—	515,000
Repurchase of common stock	—	(10,498,120)	(10,498)	(63,502)	—	—	(74,000)
Issuance of common stock in reverse acquisition	—	32,678,056	32,678	1,792,920	—	(191,694)	1,633,904
Issuance of common stock under the Employment Settlement Agreement	—	1,000,000	1,000	49,000	—	—	50,000
Issuance of common stock under the Equity Purchase Agreement	—	450,000	450	35,550	—	—	36,000
Issuance of 300 shares of Preferred Stock – Series E	300,000	—	—	—	—	—	300,000
Cash dividends accrued on Preferred Stock – Series E	—	—	—	(3,511)	—	—	(3,511)
Stock-based compensation	—	—	—	202,244	—	—	202,244
Net loss	—	—	—	—	(2,941,993)	4,403	(2,937,590)

Balance, June 30, 2011	$300,000	120,279,296	$120,279	$2,917,952	$(3,437,130)	$(187,291)	$(286,190)

See report of independent registered public accounting firm and notes to consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
Cash Flows From Operating Activities:

Net loss	$(2,937,590)	$(325,235)

Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,249	—
Amortization of customer contracts	58,332	—
Goodwill impairment loss	1,161,215	—
Stock-based compensation	202,244	—
Fair value of common stock issued under Employment Settlement Agreement	50,000	—
Non-cash interest income related to discount accretion	(5,305)	—
Changes in operating assets and liabilities:
Accounts receivable	(187,187)	—
Inventory and work in process	19,388	—
Restricted cash	15,000	—
Deposits, prepaid expenses and other assets	(4,913)	(18,000)
Accounts payable	742,365	28,857
Accrued expenses and other current liabilities	25,378	—
Accrued compensation	(10,000)	35,000
Net Cash Used In Operating Activities	(869,824)	(279,378)

Cash Flows From Investing Activities:
Purchase of equipment	(19,841)	—
Cash acquired in reverse acquisition	93,416	—
Net Cash Provided by Investing Activities	73,575	—

Cash Flows From Financing Activities:
Principal paid on notes payable	(27,750)	—
Proceeds from issuance of common stock	515,000	335,000
Proceeds from issuance of Preferred Stock – Series E	300,000	—
Net Cash Provided by Financing Activities	787,250	335,000

Net (Decrease) Increase in Cash and Cash Equivalents	(8,999)	55,622

Cash and Cash Equivalents - Beginning of Year	59,597	3,975

Cash and Cash Equivalents - End of Year	$50,598	$59,597

	2011	2010
Supplemental Disclosures Of Cash Flow Information:
Interest paid	$56	$—
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Note payable issued by AccelPath, LLC for repurchase of common stock	$74,000	$—
Fair value of common stock issued under Equity Purchase Agreement recorded as deferred financing costs	$36,000	$—
Dividend accrued on Preferred Stock-Series E	$3,511	$—

See Note 1 – Reverse Acquisition.

See report of independent registered public accounting firm and notes to consolidated financial statements.

TECHNEST HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Technest Holdings, Inc. (“Holdings” or the “Company”) includes its wholly-owned subsidiary AccelPath, LLC (“AccelPath”) and Holdings’ wholly-owned subsidiary Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). Holdings has two primary businesses: AccelPath, which is in the business of enabling pathology diagnostics and Technest, which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

Reverse Acquisition

On March 4, 2011, Technest Holdings, Inc. acquired AccelPath and AccelPath became a wholly-owned subsidiary of Holdings.  The former members of AccelPath received an aggregate of 86,151,240 shares of Holdings common stock and, immediately after the transaction, owned 72.5% of Holdings’s issued and outstanding common stock.  Immediately prior to the merger, Holdings had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of Holdings.

Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  Accordingly, the results of operations of Technest Holdings, Inc. have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath are presented as the historical financial statements of Holdings.

As the accounting acquirer, AccelPath acquired tangible assets consisting of cash of $93,416, accounts receivable of $32,307, inventory of $19,388, assets related to discontinued operations of $5,000,000, property and equipment of $3,707, and prepaid expenses and other assets of $61,644 and identifiable intangible assets of $350,000 related to existing customer contracts.  AccelPath assumed accounts payable of $336,467, accrued expenses of $141,870, accrued income taxes of $369,816, contingent value rights payable of $3,194,247 and liabilities related to discontinued operations of $1,045,374.  The fair value of Holdings net assets acquired on the date of the acquisition, based on management’s analysis of the fair value of Holdings stock transferred, was $1,633,904. AccelPath recorded goodwill of $1,161,215 for the excess of purchase price over the net assets acquired.

Unaudited pro forma operating results, assuming the reverse acquisition had been made as of July 1, 2009, are as follows:

	Years Ended June 30,
	2011	2010
Revenues	$1,862,667	$2,699,532
Net loss applicable to common shareholders	$(3,103,629)	$(1,508,762)
Net loss per share – basic and diluted	$(0.026)	$(0.015)

All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 33.327365 exchange ratio of AccelPath member interests to Holdings common shares in the merger.

Basis of Presentation

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of AccelPath (the accounting acquirer) and its affiliate. AccelPath provided management services to a professional limited liability company (“PLLC”) in states where laws prohibit business corporations from providing pathology interpretations through the direct employment of pathologists.  AccelPath had a long term professional service and administrative support agreements with such PLLC. A nominee shareholder owns all the equity of the PLLC.

AccelPath follows accounting guidance concerning certain matters related to physician practice management entities (“PPMs”) with contractual management arrangements. The accounting guidance provides a listing of criteria which, when applied to the contractual arrangements between PPMs and the medical practice company, indicate whether or not they should be consolidated. In accordance with the criteria outlined, AccelPath includes the accounts and the operations of the PLLCs.

See report of independent registered public accounting firm.

The accompanying consolidated financial statements also includes the operations of its wholly-owned subsidiary, Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5) since the date of the reverse acquisition March 4, 2011 through June 30, 2011.  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

The Company follows ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” (“ASU 2009-17”) which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.

The Company consolidates all entities in which the Company holds a “controlling financial interest.” For voting interest entities, the Company is considered to hold a controlling financial interest when the Company is able to exercise control over the investees’ operating and financial decisions. For variable interest entities (“VIEs”), the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. For VIEs, a primary beneficiary is a party that has both: (1) the power to direct the activities of a VIE that most significantly impact that entity's economic performance, and (2) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity's equity.

All significant inter-company balances and transactions have been eliminated in consolidation.

Settlement Agreement Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, Holdings entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement (see Note 4).

Under the terms of the Settlement Agreement, LLC agreed to pay Holdings $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to Holdings in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded Holdings $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid Holdings $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The release of the WEBSS contract has fallen behind original expectations and the collection of the related receivable is now anticipated in the first calendar quarter of 2012. The financial statements for the year ended June 30, 2011 include interest income of $5,305 related to this discount.  Holdings believes that the collectability of the contingent receivable, which was acquired by AccelPath in the reverse acquisition, is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at June 30, 2011.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses of $2,983,213 and $325,235 for the years ended June 30, 2011 and 2010, respectively, and has experienced an operating cash flow deficit in both 2011 and 2010. Further, the Company has a working capital deficit of $682,682 and a stockholders’ deficit of $98,899 at June 30, 2011. Management is anticipating sales growth through an expanded customer base and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

See report of independent registered public accounting firm.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations and Risks

Holdings, from time to time, has cash balances in excess of the maximum amount insured by the FDIC.

Substantially all of Technest Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.  During the year ended June 30, 2011, all of AccelPath’s revenues were generated from one laboratory and one hospital.

Risks associated to companies in the homeland defense technology industry and the anatomic pathology market, include, but are not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2011 and 2010.

Accounts Receivable

At June 30, 2011, accounts receivable includes $155,376 invoiced by Technest under government contracts and $73,118 invoiced by AccelPath for services rendered.

An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance.  Management assesses the allowance based on known troubled accounts, historical experience and other currently available evidence.  A significant portion of Technest Inc.’s receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance for contract receivables at June 30, 2011. Billings for AccelPath’s services reimbursed by third-party payers are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.  If management determines amounts to be uncollectible, they will be charged to the allowance when that determination is made.

Unbilled receivables, if any, represent amounts earned related to allowable costs incurred under contracts but not billed.

During the year ended June 30, 2011, AccelPath charged allowances for differences between amounts billed and estimated receipts totaling $329,000 against revenues and during the fourth quarter AccelPath charged off $320,000 of unpaid accounts receivable against the allowance based on adjustments and updated claims experience with third-party payers.

Inventory and Work in Process

Inventories, if any, are stated at the lower of cost or market.  Cost is determined by the first-in, first-out method and market represents the lower of replacement costs or estimated net realizable value. Work in process represents allowable costs incurred but not billed related to time and material contracts.  Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved.

Property and Equipment

Property and equipment are valued at cost and are being depreciated over their useful lives using the straight-line method for financial reporting purposes. Routine maintenance and repairs are charged to expense as incurred. Expenditures which materially increase the value or extend useful lives are capitalized.

The Company accounts for internally developed software by capitalizing development costs incurred during the application development stage until the software is ready for its intended use.  Capitalized internal use software development costs are amortized on a straight line basis over the estimated useful life of the software, beginning on the date the software is completed and available for use.  Development costs of minor upgrades and enhancements are expensed as incurred.  Net capitalized development costs are reviewed for impairment annually by management.

See report of independent registered public accounting firm.

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years

Property and equipment consisted of the following at June 30, 2011 and 2010:

	2011	2010
Software	$13,650	$—
Computer equipment	3,466	—
Furniture and fixtures	239	—
Laboratory equipment	6,193	—
	23,548	—
Less accumulated depreciation	(1,249)	—
	$22,299	$—

Depreciation and amortization expense for the years ended June 30, 2011 and 2010 was $1,249 and $0, respectively.

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

At June 30, 2011, the customer contracts have a cost basis of $350,000 and accumulated amortization of $58,332.  The customer contracts are being amortized over an estimated life of two years.  Amortization expense was $58,332 for the year ended June 30, 2011.  Amortization expense for the years ending June 30, 2012 and 2013 is expected to be $175,000 and $116,668, respectively.  These contracts do not contain extension or renewal terms.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information.  Financial instruments are initially recorded at historical cost. If subsequent circumstances indicate that a decline in the fair value of a financial asset is other than temporary, the financial asset is written down to its fair value.

Unless otherwise indicated, the fair values of financial instruments approximate their carrying amounts. By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties.  The fair value of cash, accounts receivable, accounts payable, notes payable, discontinued operating assets and liabilities and the contingent value rights payable approximate their recorded amounts because of their relatively short settlement terms.

Operating Segments

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services, and government contracting in the business of research and development, design and fabrication of 3D imaging and of intelligent surveillance products.

Revenue Recognition

Revenues from medical diagnostic services are recognized upon completion of the services and the billing to customers.  Billings for services expected to be reimbursed by third party payers are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers and are based on management’s assessment of collection. Billings for services directly to hospitals are fixed in advance and are considered collectible by management.

Revenues from time and materials contracts are recognized as costs are incurred and billed. Allowable costs incurred but not billed as of a period end are recorded as work in process.

Revenues from firm fixed price contracts, if any, are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved

See report of independent registered public accounting firm.

and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved.

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

The Company is primarily subject to U.S. federal income tax, and Maryland and Massachusetts state income taxes.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Loss Per Share

Basic and diluted net loss per common share available to common shareholders has been computed based on the weighted average number of shares of common stock outstanding during the periods presented. Basic and diluted net loss per common share is computed by dividing net loss by the weighted-average common shares outstanding during the year.

Common stock equivalents, consisting of Series E 5% Convertible Preferred Stock, stock options and warrants were not included in the calculation of the diluted loss per share for the years ended June 30, 2011 and 2010 because their inclusion would have had the effect of decreasing the net loss per share otherwise computed (see Note 11).

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill will not be amortized but will be tested at least annually for impairment.   The purchase price allocation is preliminary and is subject to change as the contingent value rights payable are subject to adjustment for certain future events as defined in the contingent value rights agreement.

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

See report of independent registered public accounting firm.

step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill.

To estimate the fair value of its reporting unit containing the goodwill, the Company utilized a discounted cash flow model on the Technest operating segment.  In estimating fair value, management relies on and considers a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins and overhead expenses. Subsequent to the acquisition management reassessed the potential for new contracts and due to employee turnover and other factors they expect limited future revenues beyond the current backlog.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011.

Impairment of Long-Lived Assets

The Company amortizes intangible assets over the shorter of the contractual/legal life or the estimated economic life.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. The Company tested its long-lived assets for impairment and no impairment charges were recorded in the years ended June 30, 2011 and 2010.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an expense in the statement of operations over the requisite service period based on the fair value for each stock award on the grant date.

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”) to address diversity in practice in interpreting the pro forma revenue and earnings disclosure requirements for business combinations. This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the current year business combination(s) had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”).  The guidance clarifies and expands the disclosures pertaining to unobservable inputs used in Level 3 fair value measurements, including the disclosure of quantitative information related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use.  The guidance also requires, for public companies, disclosure of the level within the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not expect this pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  This ASU amends the disclosure requirements for the presentation of comprehensive income.  The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholder’s deficit. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective for fiscal years, and interim periods within those years, ending after December 15, 2011, with retrospective application required.  Early application is permitted. There will be no impact to the consolidated financial results as the amendments relate only to changes in financial statement presentation.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment.  This ASU is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill.  Under the new guidance,  an entity will have the option of first assessing qualitative factors (events and circumstances) to

See report of independent registered public accounting firm.

determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount.  If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption will be permitted.

4.  DISCONTINUED OPERATIONS

Included in the assets acquired by AccelPath in the reverse acquisition were assets and liabilities related to Holdings discontinued operations. In May 2007, the Board of Directors of Holdings at that time approved a plan to divest the operations of EOIR Technologies, Inc. (“EOIR”). On September 10, 2007, Technest and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement (“SPA”) with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which Technest agreed to sell EOIR to LLC.  The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the SPA.

On August 26, 2008, LLC notified Holdings that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Holdings $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 included $830,070 of interest through the date of the Award and is also subject to additional interest due Holdings at 3.25% from the date of the Award through date of payment.  On October 26, 2009, Holdings entered into a Settlement Agreement with LLC and EOIR settling all claims related to the Stock Purchase Agreement (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount is recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.

There was no loss from discontinued operations for the years ended June 30, 2011 and 2010.

5.  TECHNEST, INC.

Holdings owns a 49% interest in Technest, Inc., a company that conducts research and development in the field of computer vision technology. Holdings has the right of first refusal to commercialize products resulting from this research and development. Holdings former Chief Executive Officer beneficially owns 23% of Technest, Inc., a current employee of Technest owns 23% and an unrelated third party owns 5%. Holdings has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  Holdings allocates certain general and administrative and overhead expenses to Technest, Inc.  Since the reverse acquisition by AccelPath on March 4, 2011 through the year ended June 30, 2011 Holdings did not allocate any expenses to Technest, Inc.

Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

6.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, Holdings entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which Holdings common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Holdings common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Holdings pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  At June 30, 2011, management estimates that the cash payment will be $3,194,247 or approximately $0.098 per CVR.

7.  PREFERRED STOCK

Bridge Financing

On January 11, 2011, Holdings entered into a Securities Purchase Agreement with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day

See report of independent registered public accounting firm.

period beginning on the closing of the reverse acquisition.  Upon any liquidation or dissolution of Holdings, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

The number of shares of Holdings common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge are convertible into 6,754,173 shares of Holdings common stock.  Prior to the closing of the reverse acquisition, Southridge Partners, LP and its affiliates were the holders of a majority of Holdings shares of common stock.  The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.  On March 4, 2011, Southridge purchased $150,000 of Series E Preferred, on April 18, 2011, Southridge purchased $75,000 of Series E Preferred, and on June 2, 2011 Southridge purchased $75,000 of Series E Preferred for cash.

The Company determined that there was a beneficial conversion feature of $37,709 for the issuance of the 300 shares of Series E Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $37,709 for the year ended June 30, 2011.  The Company also accrued cash dividends payable of $3,511 for the year ended June 30, 2011.

8.  COMMON STOCK ISSUANCES AND REPURCHASES

Prior to the reverse acquisition, during the year ended June 30, 2010, AccelPath issued 12,497,762 shares of $0.001 par value common stock for total proceeds of $335,000 and during the year ended June 30, 2011, AccelPath issued 17,163,593 shares of $0.001 par value common stock for total proceeds of $515,000.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  Interest expense for the year ended June 30, 2011 was $56. Consulting expense for the year ended June 30, 2011 was $2,250.

On March 4, 2011, in connection with the reverse acquisition, 32,678,056 shares of common stock were recorded in the financial statements of AccelPath, the accounting acquirer (See Note 1 – Reverse Acquisition).

On March 7, 2011, Holdings issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  Under the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Holdings common stock over the twenty-four month period commencing on the effective date of Holdings registration statement pursuant to the registration rights agreement.  The purchase price of the common stock will be 95% of the average of the lowest three closing bid prices during the five day trading period. The fair value of the common stock issued of $36,000 was recorded as a deferred financing cost. The Company did not record any amortization during the year ended June 30, 2011.  In conjunction with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement with Southridge.  The Registration Rights Agreement does not include any obligations of the Company to transfer consideration to Southridge.

On March 14, 2011, Holdings issued 1,000,000 shares of common stock to its former President and CEO under the January 11, 2011 Employment Settlement Agreement.  The Company recorded compensation expense of $50,000 for the year ended June 30, 2011 based on the fair value of the common stock issued.

9.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

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

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

See report of independent registered public accounting firm.

Volatility. The Company estimates volatility based on the Company’s historical volatility and considered the historical volatility of a peer group.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future.  The Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110, as the Company has had a significant change in its business operations as result of the reverse acquisition and the historical experience is not indicative of the expected behavior in the future.  The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of June 30, 2011 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used for grants during the year ended June 30, 2011:

2011

Risk-free interest rate	1.76% - 2.28%
Expected dividend yield	—
Expected term	6 years
Forfeiture rate	0%
Expected volatility	128.99% - 136.20%

A summary of option activity under the Company’s stock plans as of June 30, 2011 and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July1, 2010	—	$—
Granted	43,100,000	$0.065
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at June 30, 2011	43,100,000	$0.065	9.78 years	$—
Exercisable at June 30, 2011	—	$—	—	$—

On April 6, 2011, the Board of Directors granted stock options to purchase 42,350,000 shares of common stock at an exercise price of $0.065 per share.  On May 13, 2011, the Board of Directors granted stock options to purchase 750,000 shares of common stock at an exercise price of $0.06 per share.  The weighted average fair value of the options granted was estimated at $0.057 per share.  These options vest over three years and have a term of 10 years.  Stock-based compensation expense for the year ended June 30, 2011 was $202,244.  At June 30, 2011, unrecognized total compensation cost related to nonvested awards of $2,238,058 is expected to be recognized over a weighted average period of 2.75 years. At June 30, 2011 there were 6,900,000 shares reserved for future grants.

Warrants

See report of independent registered public accounting firm.

The outstanding Technest Holdings, Inc. warrants remain in place subsequent to the reverse acquisition. No warrants were issued, exercised or expired in the year ended June 30, 2011.  During the year ended June 30, 2010, no warrants were issued or exercised but 374,286 warrants expired without being exercised.  The Company has reserved 275,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at June 30, 2011:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$1.89	200,000	07/17/2011
	275,000

The weighted average remaining life of the warrants is 0.6 years.  At June 30, 2011 all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

The Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Holdings may award up to 2,000,000 shares of its common stock to employees, officers, directors, consultants and advisors, remain in place subsequent to the reverse acquisition.

Holdings has broad discretion in making grants under the Stock Award Plan and may make grants subject to such terms and conditions as determined by the Board of Directors or the committee appointed by the board of directors to administer the Plan. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.

The following is a summary of the activity under the Stock Award Plan:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at June 30, 2009	--
Granted	1,160,500	0.15
Vested	(1,160,500)	0.15
Forfeited	--
Nonvested at June 30, 2010	--	$--

Of the shares granted and vested in 2010, 651,230 shares with a grant date fair value of $0.15 per share were issued to Company directors in satisfaction of services performed and expensed in 2009. Total stock-based compensation related to shares that vested in the years ended June 30, 2010 was $0.  As of June 30, 2011 and 2010, there was no unrecognized compensation cost related to non-vested restricted stock.

As of June 30, 2011 and 2010, the Company has 111,845 shares available for future grant under the Plan.

10.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2011 and 2010 consist of the following:

	Shares Potentially Issuable
	2011	2010
Series E 5% Convertible Preferred Stock	6,754,173	--
Stock Options	43,100,000	--
Warrants	275,000	275,000
Total	50,129,173	275,000

11.  COMMITMENTS AND CONTINGENCIES

Facility Rental

Holdings currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which currently expires on December 31, 2011 and requires the payment of a refundable security deposit of $28,525 which is included in deposits on the Company’s consolidated balance sheet. Monthly lease amounts for this facility total approximately $16,053. Rent expense

See report of independent registered public accounting firm.

included in the accompanying financial statements since the assumption of the lease by AccelPath in the reverse acquisition was $64,212. The future minimum rental payments required under this operating lease through expiration is $96,315.

Operating Lease

In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  The lease terms required payment of a refundable security deposit of $18,000 which is included in deposits on the Company’s consolidated balance sheet.  Future minimum lease payments remaining at June 30, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $44,376, $44,376, $44,376 and $36,980, respectively.

Rent expense for the years ended June 30, 2011 and 2010 was $44,487 and $7,396, respectively.

Government Contracts

Holdings billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.  Provisional rates are based on the annual budget submitted to and approved by the government.

Employment Agreements

At June 30, 2011, the Company was not obligated under any employment agreements.

12.  INCOME TAXES

There was no provision for federal or state income taxes for the year ended June 30, 2011 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership’s income or loss is allocated directly to the partners for income tax purposes.  Accordingly, there was no provision for federal and state income taxes for the year ended June 30, 2010.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended June 30, 2011 due to the following:

2011
Computed “expected” tax benefit	(35%)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3%)
Tax reporting differences due to the reverse acquisition	8%
Goodwill impairment and other permanent differences	15%
Increase in the valuation reserve	15%
0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2011 are as follows:

	2011
Deferred tax assets:
Net operating loss carryforward		$3,993,000
Stock-based compensation		174,000
Intangibles		385,000
Miscellaneous accruals		140,000
Property and equipment		7,000
Valuation allowance		(3,941,000)
Deferred tax assets		758,000

Deferred tax liabilities:
Accrued interest		(356,000)
Deferred gain on sale of EOIR		(402,000)
Deferred tax liabilities		(758,000)

Net deferred tax asset (liability)	$	---

See report of independent registered public accounting firm.

At June 30, 2011, the Company had a valuation allowance of $3,941,000.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  The Company carried forward the deferred tax assets, liabilities and valuation reserve of Holdings after the reverse acquisition because for tax purposes Holdings acquired AccelPath as a subsidiary.  Accordingly, in the year ended June 30, 2011, the valuation allowance increased by $441,000 from the amount previously reflected in the Company’s June 30, 2010 financial statements.  The increase in the valuation allowance in the year ended June 30, 2011was due to the Company’s net operating loss.  At June 30, 2011, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of approximately $4,200,000 which begin to expire in 2024.

During the year ended June 30, 2011 the Company did not recognize any interest and penalties. Tax years subsequent to 2004 are subject to examination by federal and state authorities.

13.  EMPLOYEE BENEFIT PLAN

Holdings has adopted a 401(k) plan for the benefit of employees. Essentially all Holdings employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan included in the accompanying financial statements for the year ended June 30, 2011were $7,768.

14.  RELATED PARTY TRANSACTIONS

Compensation

Beginning in December 2008, AccelPath made monthly payments of $10,000 each to two Managing Members as compensation for services performed.  During the year ended June 30, 2010, these two Managing Members agreed to forego $90,000 of monthly payments.  Beginning in February 2010, AccelPath began to pay an additional Member a $10,000 monthly payment for services provided (pro-rated for February).  On March 4, 2011, one of the Managing Members resigned (see Note 9) and is no longer receiving this monthly payment. The two remaining members continued to receive this compensation. No written agreements are currently in place related to these payments.

AccelPath recognized $330,000 and $195,417 of expense for these monthly payments during the years ended June 30, 2011 and 2010, respectively.  At June 30, 2011, $45,000 of unpaid monthly payments are recorded as accrued compensation.

AccelPath Revenue

During the year ended June 30, 2011, approximately $110,000 of AccelPath revenue transactions were initiated by one laboratory.  Certain of the owners of the laboratory were minority owners of AccelPath prior to the reverse acquisition and are now minority shareholders of Holdings.

15.  OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

See report of independent registered public accounting firm.

	Fiscal Year Ended June 30, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$153,607	$296,330	$-	$449,937
Operating loss	(1,294,720)	(254,660)	(252,244)	(1,801,624)
Interest income and other income	-	25,305	-	25,305
Interest expense	56	-	-	56
Depreciation and amortization	826	58,755	-	59,581
Expenditure for long-lived assets, including intangibles	19,841	-	-	19,841
Impairment of goodwill	-	1,161,215	-	1,161,215
Total Assets at June 30, 2011	136,517	522,404	5,036,000	5,694,921

Fiscal Year Ended June 30, 2010
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$-	$-	$-	$-
Operating loss	(325,235)	-	-	(325,235)
Interest income and other income	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	-	-	-	-
Expenditure for long-lived assets, including intangibles	-	-	-	-
Impairment of goodwill	-	-	-	-
Total Assets at June 30, 2010	77,597	-	-	77,597

16.  SUBSEQUENT EVENTS

On August 12, 2011 the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.050. These options vest over one year and have a contractual term of 10 years.

See report of independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2011, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2011, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2011, we determined that control deficiencies existed that constituted material weaknesses, as described below:

1)	lack of documented policies and procedures;
2)	inadequate resources dedicated to the financial reporting function; and
3)	ineffective separation of duties due to limited staff.

Subject to the Company’s ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and PFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began

Shekhar G. Wadekar	52	Chief Executive Officer, President, Director	2011

Bruce C. Warwick	55	Principal Financial Officer	2011

Suren G. Dutia	68	Director	2011

Henry Sargent	43	Director	2008

F. Howard Schneider, Ph.D.	72	Director	2011

_______________________

Technest’s executive officers are appointed by, and serve at the discretion of, the Board. There are no family relationships among our officers or directors.

Shekhar G. Wadekar, Ph.D., M.B.A. has served as our President and Chief Executive Officer and as a director since March 4, 2011.  In addition, Mr. Wadekar founded and has served as a Manager of AccelPath, a wholly-owned subsidiary of the Company since October, 2008.  From July 2005 to February 1, 2010, Mr. Wadekar served as Executive Vice President, Secretary and Treasurer of Phoenix India Acquisition Corp., a company formed to serve as a vehicle for the acquisition of an operating business through mergers, capital stock exchanges, asset acquisitions or other similar business combinations.  From December 2006, he served as the President, Secretary and Director of Yantrik Technology Inc., a company involved in the reselling of engineering services.  From November 2003 to April 2009, Mr. Wadekar served as President and Chief Executive Officer of Traxyz Medical, Inc., a development stage medical device company, subsequent to which he has served as Manager of Traxyz LLC, a company that holds the intellectual property of Traxyz Medical, Inc.  From February 2002 to September 2003, Mr. Wadekar served as President and Chief Operating Officer of MadMax Optics, a scientific software company.  From August 1994 until joining MadMax Optics, Mr. Wadekar served as research analyst on Wall Street following the semiconductor industry.  From April 1999 to February 2002, he served as Director in Equity Research at Royal Bank of Canada Capital Markets. Prior thereto, he was employed by Raymond James and Associates and Sanford C. Bernstein and Co., Inc.  From August 1989 to December 1993, Mr. Wadekar was employed at IBM working on optical communications and was also Technical Coordinator of the IBM/Siemens/Toshiba joint development program in semiconductor memory.  He holds a Ph.D. in electrical engineering from the University of Delaware, an M.B.A. from the Stern School of Business at New York University and a B.Tech. in metallurgical engineering from the Indian Institute of Technology, Bombay.  Mr. Wadekar’s extensive senior management experience in a broad range of industries makes him a highly qualified member of the Board.

Bruce C. Warwick, CPA has served as our principal financial officer since March 4, 2011, and provides services to Technest on a part-time basis.  Mr. Warwick currently provides accounting, finance and contract administration services to AccelPath on a part-time basis.  Mr. Warwick has served as Controller of Mayflower Communications Company, Inc., a provider of advanced radio navigation, digital anti-jam, and wireless communication technologies since December 2007 and as Treasurer since March 2008.  Mr. Warwick previously served as Controller for MicroFinancial Incorporated, a publicly traded leasing company from October 2005 to September 2007.  He also served as an officer of both Able Laboratories, Inc. and RxBazaar, Inc. from May 2000 to August 2005.  Able was a publicly traded manufacturer of generic drugs and RxBazaar was a publicly held distributor of pharmaceutical and medical products. From 1988 until 2000, Mr. Warwick was employed at Wolf & Company, P.C., a large regional public accounting and business consulting firm, most recently as a principal.  Mr. Warwick is a graduate of Bentley

College with a Bachelor of Science in Accounting and a Master of Science in Taxation.  He is licensed as a Certified Public Accountant in Massachusetts and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants

Suren G. Dutia has served as a director since March 4, 2011.  From March 2006, to May 2010, Mr. Dutia served as Chief Executive Officer of TiE Global, a non-profit network of entrepreneurs and professionals with a focus on fostering entrepreneurship globally.  From January 1989 to December 1999, Mr. Dutia was President and Chief Executive Officer of Xscribe Corporation, a publicly-traded manufacturer of computer-aided transcription products.  From April, 1981 to December, 1988, Mr. Dutia was a senior executive responsible for overseeing number of subsidiaries of Boston-based Dynatech Corporation. Mr. Dutia holds B.S. and M.S. degrees in Chemical Engineering and a B.A. in Political Science from Washington University in St. Louis, and holds an M.B.A. from the University of Dallas in Irving, Texas.  Mr. Dutia’s senior management experience in publicly traded and privately held companies and his experience as a passionate advocate of entrepreneurship makes him a highly qualified member of the Board.

Henry Sargent, JD, CFA has served as a director since March 11, 2008. Mr. Sargent serves as General Counsel and Chief Operating Officer of Southridge LLC. His responsibilities include investment selection, deal structuring, workouts, and reorganization. Prior to joining Southridge in 1998, Mr. Sargent spent several years at a New York-based corporate and securities law firm, specializing in private placements, venture capital financing, and corporate reorganizations. He received a JD from Fordham University School of Law, New York, New York. Mr. Sargent is a member of the New York Bar Association, the CFA Institute, and the New York Society of Security Analysts.

F. Howard Schneider, Ph.D. has served as a director since March 4, 2011.  Dr. Schneider is currently a part time pharmacology consultant.  From January 2004 to July 2006, Dr. Schneider served as Vice President, Special Projects of Able Laboratories, Inc., a publicly traded manufacturer of generic drugs, prior to which he served as a consultant to Able Laboratories, Inc. from August 2002 to January 2004.  He also served on the board of directors Able Laboratories from September 1989 to February 2004.  From November 1997 to July 2003, Dr. Schneider was Vice President of Development and a director of CereMedix, Inc., a company developing treatments for neurological diseases.  From June 1991 to November 1997, he was Senior Vice President of Technology of Able Laboratories, Inc.  Dr. Schneider also serves on the board of PKC Pharmaceuticals, a privately-held company that manufactures and sells biological research chemicals.  Dr. Schneider earned a M.S. degree in chemistry from Arizona State University and in 1966 a Ph.D. in pharmacology from Yale University School of Medicine.  Dr. Schneider’s management experience and experience in the healthcare industry makes him a highly qualified member of the Board.

On July 18, 2005, Able Laboratories, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey.  Each of Dr. Schneider and Mr. Warwick was an officer of Able Laboratories, Inc. at the time such petition was filed.

Board of Directors

Members of our board of directors are elected for one-year terms serving until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by our board of directors and serve at the pleasure of our board of directors. Currently, our directors receive no cash compensation for their service on our board of directors.

Committees of the Board of Directors

In March 2006, the Board created three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Since the resignation of Mr. Robert Doto and Ms. Darlene Deptula-Hicks, Technest has had vacancies on the Compensation Committee and the Nominating and Corporate Governance Committee.  Currently, the full Board is serving the functions of the Compensation Committee and the

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee does not operate under a charter and does not have a policy with regard to the consideration of any director candidates recommended by security holders.  The Board has determined that it is appropriate to not have such a policy given Technest’s size and stockholder base.  The Compensation Committee does not operate under a charter and the full Board, serving the function of the Compensation Committee, has collective responsibility for determining and approving the compensation of Technest’s executive officers.  The Audit Committee does not operate under a charter and upon Ms. Depula-Hicks’ resignation on August 9, 2007, Technest no longer had an audit committee financial expert. Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to the Board, the Audit Committee has been disbanded and the full Board serves the functions of the Audit Committee.  Given the Company’s current board size, the limited number of independent directors and the Company’s resources, the Board has determined that it is best for the full Board to collectively address matters regarding compensation, nominations, corporate governance and audit.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics may be obtained free of charge by mailing a request to the Company’s offices in Bethesda, Maryland to the attention of the corporate secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2011, our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements, except that Messrs. Dutia, Schneider, Wadekar and Warwick filed late Form 4s on June 21, 2011 which were due on April 12, 2011 for the granting of options to purchase shares of Common Stock by the Company.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2011 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)			Option Awards ($)			All Other compensation ($)			Total ($)
Shekhar Wadekar (1)
Chief Executive Officer	2011	$40,000	(2)	$	―	$	―			$88,825	(3)	$	―		$128,825
Bruce Warwick (1)
Principal Financial Officer	2011	$19,848	(4)	$	―	$	―			$9,869	(5)	$	―		$29,717
Gino M. Pereira (1)
Former Chief Executive Officer and President	2011	$201,930	(6)	$	―		$50,000	(7)	$	―			$4,663	(8)	$256,593
	2010	$325,000	(9)	$	―	$	―		$	―			$662,425	(10)	$987,425
Nitin V. Kotak (1)
Former Chief Financial Officer	2011	$159,407		$	―	$	―		$	―			$5,469	(8)	$164,876
	2010	$220,000		$	―	$	―		$	―			$15,420	(8)	$235,420

_____________________________

(1)

Mr. Pereira resigned effective immediately prior to the closing of the acquisition of AccelPath LLC, which closed on March 4, 2011. Mr. Kotak resigned effective as of February 21, 2011. On March 4, 2011, Mr. Wadekar was appointed President and Chief Executive Officer of Technest and Mr. Warwick was appointed Principal Financial Officer.

(2)	Mr. Wadekar is paid at an annual rate of $120,000. The amount in the table represents four months of his annual salary.

(3)

On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of Technest Common Stock at an exercise price of $0.0650 that vests 5,940,000 shares on April 6, 2012, 5,940,000 shares on April 6, 2013 and 6,120,000 on April 6, 2014.  The dollar amount set forth in the table represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718.

(4)	Mr. Warwick has been working for the Company on a part-time basis.

(5)

On April 6, 2011, Mr. Warwick was granted an option to purchase 2,000,000 shares of Technest Common Stock at an exercise price of $0.0650 that vests 660,000 shares on April 6, 2012, 660,000 shares on April 6, 2013 and 680,000 shares on April 6, 2014.  The dollar amount set forth in the table represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC Topic 718.

(6)	This amount includes $25,000 which was earned by Mr. Pereira during the fiscal year but will be paid to him upon Technest’s receipt of the EOIR Payment.

(7)

Mr. Pereira was issued 1,000,000 shares of Technest Common Stock in connection with him entering into his Employment Settlement Agreement. The dollar amount set forth in the table represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(8)	Consists of Technest’s matching and safe harbor contributions under its 401(k) plan.

(9)	From July 1, 2009 to December 31, 2009, Mr. Pereira was paid at an annual rate of $350,000. Beginning on January 1, 2010, Mr. Pereira agreed to reduce his salary to an annual rate of $300,000.

(10)

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

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Shekhar Wadekar	–	–	18,000,000	(1)	$0.065	4/5/2021	–	–	–	–

Bruce Warwick	–	–	2,000,000	(2)	$0.065	4/5/2021	–	–	–	–

(1)

On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of Technest Common Stock at an exercise price of $0.0650 that vest 5,940,000 shares on April 6, 2012, 5,940,000 shares on April 6, 2013 and 6,120,000 on April 6, 2014 based on continued employment.

(2)

On April 6, 2011, Mr. Warwick was granted an option to purchase 2,000,000 shares of Technest Common Stock at an exercise price of $0.0650 that vests 660,000 shares on April 6, 2012, 660,000 shares on April 6, 2013 and 680,000 shares on April 6, 2014 based on continued employment.

Agreements with Gino M. Pereira

In accordance with the terms of the Employment Settlement Agreement and Release (the “Employment Settlement Agreement”) dated January 11, 2011, with Gino M. Pereira, the former President and Chief Executive Officer of Technest, Mr. Pereira’s Employment Agreement dated January 14, 2008 was terminated on March 4, 2011.  Under the Employment Settlement Agreement, Mr. Pereira was entitled to receive his current salary and benefits through January 31, 2011 and was issued 1,000,000 shares of Technest’s Common Stock following the closing of the acquisition of AccelPath, LLC.  In consideration for such payments, Mr. Pereira resigned as President and Chief Executive Officer and a director of Technest and released Technest from any and all claims which he may have had against Technest.

Pursuant to Mr. Pereira’s January 14, 2008 employment agreement, he was entitled to a base salary of $350,000 per year which on January 1, 2010, was reduced to $300,000 per year and $5,000 per month for auto expense, business office expense and other personal expenses, which he stop receiving after January 1, 2010.  He was also eligible to receive a performance based bonus and a performance based stock award. The employment agreement also provided that in the event that Mr. Pereira's engagement with Technest was terminated by Technest without cause (as that term is defined in Section 8(b) of the agreement), or by Mr. Pereira for “Good Reason” (as that term is defined in Section 8(c) of the agreement), Technest would continue to pay Mr. Pereira's Annual Salary and provide health insurance for a period of one year from the date of termination plus certain bonuses as calculated in Section 8(f) of the agreement. In the event that Mr. Pereira was terminated by Technest as a result of a Change of Control (as defined in the agreement) or Mr. Pereira terminated his employment for Good Reason as a result of a Change of Control, he would be entitled to two times the Annual Salary, plus certain bonuses as calculated in Section 8(g) of the agreement. In the event that Mr. Pereira's employment with Technest was terminated for any other reason, there would be no continuation of cash salary payments or health insurance.

The foregoing summary of the Employment Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Settlement Agreement, a copy of which is filed as Exhibit 10.3 to Technest’s Current Report on Form 8-K filed with the S.E.C on March 10, 2011 and is incorporated herein by reference.  Mr. Pereira’s employment agreement is filed as Exhibit 10.1 to Technest’s Current Report on Form 8-K filed on January 18, 2008 and is incorporated herein by reference.

Employment Agreement with Nitin V. Kotak

Mr. Nitin V. Kotak, our former Chief Financial Officer, resigned effective as of February 21, 2011 to pursue another opportunity. Below are the terms of his employment agreement, which was entered into January 14, 2008:

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

Director Compensation

Summary Compensation:  The following table sets forth the compensation of our directors for the year ended June 30, 2011.

Name and Principal Position	Director Fees ($)		Option Awards ($)			All other compensation ($)		Total ($)

Robert A. Curtis (1)(2)	$	―	$	―		$	―	$	―

Laurence Ditkoff (1)(2)		―		―			―		―

Suren G. Dutia (1)		―		71,060	(3)		―		71,060

David R. Gust (1)(2)		―		―			―		―

Stephen Hicks (1)(2)		―		―			―		―

Henry Sargent (1)(2)		―		―			―		―

F. Howard Schneider (1)		―		71,060	(3)		―		71,060

_____________________________

(1)

In connection with and effective immediately prior to the closing of the acquisition of AccelPath LLC, which occurred on March 4, 2011, each of Gino M. Pereira, Robert A. Curtis, Laurence Ditkoff, David R. Gust and Stephen Hicks resigned from the Board of Directors of Technest.  Following the closing of the acquisition of AccelPath, LLC, Henry Sargent remained on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. were appointed to the Board of Directors of Technest to fill three of the vacancies caused by such resignations.  Following the closing, the Board consists of four directors, three of whom were appointed in connection with the acquisition.

(2)	Each of Robert A. Curtis, Laurence Ditkoff, David R. Gust, Stephen Hicks and Henry Sargent waived their fees for the fiscal year ended June 30, 2011 and no payments are due to them.

(3)

On April 6, 2011, Suren Dutia and Howard Schneider each received an option to purchase 1,200,000 shares of Technest Common Stock with an exercise price of $0.065 that vest on 396,000 on April 6, 2012 and 396,000 on April 6, 2013 and 408,000 on April 6, 2014 based on their continued service to the Company. The amount represented in the table represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. They received no other compensation for their services.

Directors who are also our employees receive no additional compensation for serving as directors.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company's equity compensation plans as of June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	0	$0	0

Equity compensation plans not approved by security holders (2)	43,100,000	$.065	7,011,845	(2)

Total	43,100,000	$$.065	7,011,845	(2)

(1)	2001 Stock Option Plan. This plan terminated by its own terms in June 2011.

(2)

On March 13, 2006, Technest adopted the Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Technest may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to Technest and its subsidiaries.  On September 21, 2009, the Board of Directors of Technest increased the number of shares issuable under the plan from 1,000,000 shares to 2,000,000 shares.  The purpose of this plan is to secure for Technest and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, Technest and its subsidiaries who are expected to contribute to the Company’s future growth and success.  Technest has broad discretion in making grants under the plan and may make grants subject to such terms and conditions as determined by the board of directors or a committee appointed by the board of directors to administer the plan.  Stock awards under the plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2011, the Company had 111,845 shares available for issuance under the plan.

On March 4, 2011, the Board approved the Technest Holdings, Inc. 2011 Equity Incentive Plan pursuant to which Technest may grant stock awards covering an aggregate of 50,000,000 shares of its Common Stock. As of October 12, 2011, the Board of Directors has granted stock options to purchase a total of 43, 220,000 shares of common stock, 42,350,000 of which had an exercise price of $0.065 per share, 750,000 of which had an exercise price of $0.06 and 120,000 of which had an exercise price of $0.05 per share.  The options vest over three years and have a term of 10 years.

Adoption of Technest Holdings, Inc. 2011 Equity Incentive Plan

On March 4, 2011, the Board approved the Technest Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The purpose of the 2011 Plan is to secure and retain the services of employees, officers, directors and consultants of Technest and its affiliates and to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of Technest’s common stock through the granting of stock awards, thereby aligning the long-term compensation and interests of those individuals with Technest’s stockholders.

The 2011 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock awards, stock appreciation rights, and other forms of equity compensation.  The 2011 Plan also provides for the granting of performance stock awards so that the Board (or a committee to which authority has been delegated) may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2011 Plan.

The 2011 Plan provides for the grant of stock awards to employees, directors and consultants of Technest and its affiliates covering an aggregate of 50,000,000 shares of its common stock, subject to adjustments in the event of certain changes to Technest’s capitalization.  The number of shares of common stock available for issuance under the 2011 Plan shall automatically increase on January 1st of each year for a period of 9 years commencing on January 1, 2012 in an amount equal to the lesser of 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or 3,000,000 shares.

The common stock subject to the 2011 Plan may be unissued shares or reacquired shares, including shares purchased on the open market.  If a stock award granted under the 2011 Plan expires or otherwise terminates for any reason without being exercised in full, or a stock award is forfeited to or repurchased by Technest, the shares of common stock expired, terminated, forfeited or repurchased again become available for subsequent issuance under the 2011 Plan.

The Board has broad discretion in making grants under the 2011 Plan and may make grants subject to such terms and conditions as determined by the Board or a duly appointed committee thereof.  Grants under the 2011 Plan will be subject to the terms and conditions set forth in the document making the award, including, without limitation any applicable purchase price and provisions pursuant to which the grant may be forfeited.

The Board or a duly appointed committee thereof may suspend or terminate the 2011 Plan at any time.  The 2011 Plan is scheduled to terminate on the day before the tenth (10th) anniversary of the earlier of (i) the date the 2011 Plan is adopted by the Board, or March 4, 2011, or (ii) the date the 2011 Plan is approved by the stockholders of Technest.  No rights may be granted under the 2011 Plan while the 2011 Plan is suspended or after it is terminated.  The Board or a duly appointed committee thereof may amend or modify the 2011 Plan at any time, subject to any required stockholder approval.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to Technest with respect to the beneficial ownership of Technest common stock as of October 12, 2011, unless otherwise noted, by:

•

each stockholder known to Technest to own beneficially more than 5% of Technest’s common stock;

•

each of Technest’s directors;

•

each of Technest’s executive officers; and

•

all of Technest’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities.  Shares relating to options or warrants currently exercisable, or exercisable within 60 days of October 12, 2011, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 120,279,296 shares of common stock outstanding on October 12, 2011.  Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o Technest Holdings, Inc. 10411 Motor City Drive, Suite 650, Bethesda, MD 20817.

	Number of Shares of Common Stock Beneficially Owned
Beneficial Owner of 5% or more	Shares		Percent

Harold Lance Evans	10,498,120		8.73%
304 Ѕ East 38th Street (Gar)
New York NY 10016

Stephen Hicks	11,692,602	(1)	9.2	%(1)
c/o Southridge Partners
90 Grove Street
Ridgefield, CT 06877

Southridge Partners II, LP	7,204,173	(2)	5.67	%(2)
90 Grove Street
Ridgefield, CT 06877

Directors and Executive Officers

Shekhar G. Wadekar, Chief Executive Officer, President and Director	25,995,344	(3)	21.61%

Bruce Warwick, Principal Financial Officer	0	(4)	*

Suren G. Dutia, Director	4,999,105	(5)	4.16	%(5)

Henry Sargent, Director	1,385,532	(6)	1.15	%(6)

F. Howard Schneider, Ph.D., Director	0	(5)	*

Directors and Executive Officers as a Group (5 Persons)	32,379,981	(7)	27	%(7)

Former Executive Officers

Gino M. Pereira, Former Chief Executive Officer (8)	1,447,000		1.20%

Nitin V. Kotak, Former Chief Financial Officer (9)	50,000		*

*Less than 1%

(1) Includes (i) the shares beneficially owned by Southridge Partners II, LP; (ii) 508,993 shares owned by Southridge Partners, LP LLC over which Stephen Hicks has voting and investment control and disclaims beneficial ownership thereof, (iii) 9,192 shares owned by Southridge Capital Management LLC over which Stephen Hicks has voting and investment control and disclaims beneficial ownership thereof; (iv) 398,681shares beneficially owned by Aberdeen Avenue LLC; (v) 243,017 shares of Technest’s common stock owned directly by Mr. Hicks; (vi) as reported in Schedule 13D/A filed in October 2009, 111.81 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 37,049 shares of Technest’s common stock owned by Southshore Capital Fund Ltd over which each of David Sims and Stephen Hicks has voting and investment control and each disclaims beneficial ownership of such shares; (vii) 1,912,339 shares beneficially owned by Millennium Trust Company FBO Stephen Hicks, IRA over which Mr. Hicks is the beneficial ownerand  (viii) 1,379,158 shares of Common Stock owned by Trillium Partners, LP for which Mr. Hicks is the President of the general partner.

(2) Includes (i) 450,000 shares of our common stock and (ii) 300 shares of our Series E 5% Convertible Preferred Stock that are convertible into 6,754,173 shares of our common stock at the option of the holder thereof.  Stephen Hicks has voting and investment control over the securities held by Southridge Partners II, LP and disclaims beneficial ownership of such shares.

(3) On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of Technest’s common stock at a purchase price of $0.065 per share, of which 5,940,000 vests on April 6, 2012, 5,940,000 vests on April 6, 2013 and 6,120,000 vests on April 6, 2014. This option is not reflected in the above table.

(4) On April 6, 2011, Mr. Warwick was granted an option to purchase 2,000,000 shares of Technest’s common stock at a purchase price of $0.065 per share, of which 660,000 vest on April 6, 2012, 660,000 vest on April 6, 2013 and 680,000 vest on April 6, 2014. This option is not reflected in the above table.

(5) On April 6, 2011, Messrs. Dutia and Schneider were each granted an option to purchase 1,200,000 shares of Technest’s common stock at a purchase price of $0.065 per share, of which 396,000 on April 6, 2012 and 396,000 on April 6, 2013 and 408,000 on April 6, 2014. These options are not reflected in the above table.

(6) Includes 1,142,515 shares of Common Stock owned by Mountain West Partners LLC, for which Mr. Sargent is the managing member.

(7) Includes shares held by Messrs. Wadekar, Warwick, Dutia, Sargent and Schneider.  Excludes options to purchase an aggregate of 22,400,000 shares of Technet’s common stock, which are not exercisable within 60 days of the date of this report.

(8) Mr. Pereira resigned effective immediately prior to the closing of the acquisition of AccelPath, LLC, which closed on March 4, 2011.

(9) Mr. Kotak resigned effective as of February 21, 2011 to pursue another opportunity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Conversion of Series A Convertible Preferred Stock and Series C Convertible Preferred Stock

On December 14, 2009, in accordance with the Series A Certificate of Designation, as amended, Garth LLC, the only holder of Technest Series A Convertible Preferred Stock, converted all of its shares of Technest Series A Convertible Preferred Stock into 304,578 shares of Technest’s common stock.  After this conversion, there are no longer any shares of Technest Series A Convertible Preferred Stock outstanding.  The issuance of the shares of Common Stock in this transaction was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) of the Securities Act.

On December 14, 2009, in accordance with the Series C Certificate of Designation, as amended, Southridge Partners LP and Southshore Capital Fund Ltd., the only holders of Technest Series C Convertible Preferred Stock, converted all of their shares of Technest Series C Convertible Preferred Stock into 344,827 shares of Technest’s common stock and 57,467 shares of Technest’s common stock, respectively. After these conversions, there are no longer any shares of Technest Series C Convertible Preferred Stock outstanding.  The issuance of the shares of Common Stock in these transactions was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Conversion of Series D 5% Convertible Preferred Stock

On December 8, 2009, in accordance with the Series D 5% Convertible Preferred Stock (“Series D”) Certificate of Designation, Southridge Partners LP and Southridge Capital Management LLC, the only holders of Series D, converted all of their shares of Series D into Technest’s common stock.  Upon conversion of the Series D, Southridge Partners LP acquired 6,859,306 shares of Technest’s common stock, which included 359,306 shares of Common Stock in payment of the accrued cumulative dividend of 5% per annum.  Upon conversion of the Series D, Southridge Capital Management LLC acquired 3,274,639 shares of Technest’s common stock, which included 74,639 shares in payment of the accrued cumulative dividend of 5% per annum. After these conversions, there are no longer any shares of Technest Series D outstanding. The issuance of the shares of Common Stock in these transactions was exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act.

Bridge Financing

On January 11, 2011, Technest entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Southridge Partners, LP and its affiliates were the holders of a majority of Technest’s shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into Technest common stock at the option of Southridge at any time.  The number of shares of Technest common stock into which each share of Series E

Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge (the “Bridge Financing Shares”) are convertible into 6,754,173 shares of Technest common stock.  The Series E Preferred dividend accrues quarterly in arrears, and shall be paid in cash when and if declared by the board or within 5 days of the conversion of Series E Preferred Stock into our common stock.

Any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

Director Independence

 For the fiscal year ended June 30, 2011, the Board determined that two of the six directors- Robert A. Curtis and David R. Gust, were independent directors as defined by NASDAQ Rule 5605(a)(2) governing the independence of directors.  After the acquisition of AccelPath, LLC on March 4, 2011, each of Mr. Dutia and Mr. Schneider are deemed independent directors as defined by NASDAQ Rule 5605(a)(2).  Mr. Wadekar and Mr. Sargent are not deemed to be independent directors under such standard.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by the independent registered public accounting firm for the audit of our financial statements as of and for the years ended June 30, 2011 and 2010, the reviews of our quarterly financial statements for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $91,200 and $90,000, respectively.

Audit Related Fees. The aggregate audit related fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2011 and June 30, 2010 were $12,930 and  $0, respectively.

Tax Fees. The aggregate tax fees billed for professional services by the independent registered public accounting firm as of and for the years ended June 30, 2011 and 2010 were $0 and $25,400, respectively.  The tax fees for both periods include fees for the preparation of federal and state income tax returns.

All Other Fees. No other fees were billed by or paid to the independent registered public accounting firm during the years ended June 30, 2011 or 2010.

Other than the services discussed above, Wolf & Company, P.C. has not rendered any non-audit related services for the period ended June 30, 2011.

At this time, we do not have a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended June 30, 2011, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services.  Management must obtain the specific prior approval of the Board of Directors for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Board of Directors does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

Item 15.  Exhibits.

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1

2.2	Form of Voting Agreement with a list of signatories		8-K	September 13, 2007	2.2

2.3	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3

2.4	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.5	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		8-K	March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006	10-KSB	October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006	10-QSB	February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006	10-QSB	February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.3

10.12*	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.5

10.13*	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.6

10.14*	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.8

10.15*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.9

10.16	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	October 2, 2008	10.48

10.17	Securities Purchase Agreement dated October 31, 2008 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	November 5, 2008	10.1

10.18	Securities Purchase Agreement dated May 20, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	May 27,2009	10.1

10.19	Securities Purchase Agreement dated June 11, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	June 16, 2009	10.1

10.20	Securities Purchase Agreement dated July 17, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	July 22, 2009	10.1

10.21	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated September 21, 2009	10-K	October 19, 2009	10.22

10.22	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	October 29, 2009	10.1

10.23*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	November 16, 2009	10.2

10.24	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated December 2009	8-K	December 14, 2009	10.1

10.25	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated May 2010	10-Q	May 14, 2010	10.1

10.26	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP	8-K	January 14, 2011	10.1

10.27	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	January 14, 2011	10.2

10.28	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	February 17, 2011	10.3

10.29	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.1

10.30	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.2

10.31	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	March 10, 2011	10.3

10.32	Form of Lock-Up Agreement	8-K	March 10, 2011	10.4

10.33	Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.5

10.34	Form of Option Grant Notice under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.6

10.35	Form of Option Agreement under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.7

21.1	List of the Subsidiaries of Technest Holdings, Inc.	X

23.1	Consent of Wolf & Company, PC	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

* Indicates a management contract or compensatory plan.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2011.

TECHNEST HOLDINGS, INC.

By:	/s/ Shekhar G. Wadekar
Shekhar G. Wadekar,
Chief Executive Officer, Principal Executive Officer

By:	/s/ Bruce C. Warwick
Bruce C. Warwick
Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shekhar G. Wadekar	President, Chief Executive Officer and Director	October 13, 2011
Shekhar G. Wadekar

/s/ Bruce C. Warwick	Principal Financial Officer	October 13, 2011
Bruce C. Warwick

/s/ Suren G. Dutia	Director	October 13, 2011
Suren G. Dutia

/s/ Henry Sargent	Director	October 13, 2011
Henry Sargent

/s/ F. Howard Schneider	Director	October 13, 2011
F. Howard Schneider

Exhibit Index

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Stock Purchase Agreement dated September 10, 2007 between Technest Holdings, Inc., EOIR Holdings, LLC and E-OIR Technologies, Inc.		8-K	September 13, 2007	2.1

2.2	Form of Voting Agreement with a list of signatories		8-K	September 13, 2007	2.2

2.3	First Amendment to Stock Purchase Agreement dated December 31, 2007 among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc.		8-K	January 4, 2008	2.3

2.4	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.5	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		8-K	March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006	10-KSB	October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006	10-QSB	February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006	10-QSB	February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.3

10.12*	Restricted Stock Agreement between David R. Gust and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.5

10.13*	Restricted Stock Agreement between Dr. Robert A. Curtis and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.6

10.14*	Severance Agreement between Joseph P. Mackin and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.8

10.15*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.9

10.16	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	October 2, 2008	10.48

10.17	Securities Purchase Agreement dated October 31, 2008 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	November 5, 2008	10.1

10.18	Securities Purchase Agreement dated May 20, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	May 27,2009	10.1

10.19	Securities Purchase Agreement dated June 11, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	June 16, 2009	10.1

10.20	Securities Purchase Agreement dated July 17, 2009 between Technest Holdings, Inc. and Southridge Capital Management LLC	8-K	July 22, 2009	10.1

10.21	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated September 21, 2009	10-K	October 19, 2009	10.22

10.22	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	October 29, 2009	10.1

10.23*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	November 16, 2009	10.2

10.24	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated December 2009	8-K	December 14, 2009	10.1

10.25	Form of Non-Employee Director Restricted Stock Grant Agreement entered into by each non-employee director and Technest Holdings, Inc. dated May 2010	10-Q	May 14, 2010	10.1

10.26	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP	8-K	January 14, 2011	10.1

10.27	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	January 14, 2011	10.2

10.28	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	February 17, 2011	10.3

10.29	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.1

10.30	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.2

10.31	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	March 10, 2011	10.3

10.32	Form of Lock-Up Agreement	8-K	March 10, 2011	10.4

10.33	Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.5

10.34	Form of Option Grant Notice under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.6

10.35	Form of Option Agreement under the Technest Holdings, Inc. 2011 Equity Incentive Plan		8-K	March 10, 2011	10.7

21.1	List of the Subsidiaries of Technest Holdings, Inc.	X

23.1	Consent of Wolf & Company, PC	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

* Indicates a management contract or compensatory plan.