Form 10-Q
period 2011-09-30
TECHNEST HOLDINGS INC
filed 2011-11-21
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

As of November 11, 2011, there were 120,279,296 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

SEPTEMBER 30, 2011

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2, TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2011, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011
(Unaudited)

	September 30,	June 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents ($5,779 and $23,184)	$37,188	$50,598
Accounts receivable, net of allowances of $11,000 and $9,000 at September 30, 2011 and June 30, 2011, respectively ($46,534 and $155,376)	83,536	219,494
Prepaid expenses and other current assets ($- and $16,053)	26,822	28,337
Assets related to discontinued operations	5,000,000	5,000,000
Total Current Assets	5,147,546	5,298,429

Property and Equipment – Net of accumulated depreciation of $1,559 and $1,249 at September 30, 2011 and June 30, 2011, respectively	32,139	22,299

Other Assets
Deposits	46,525	46,525
Deferred financing costs	36,000	36,000
Customer contracts, less accumulated amortization of $102,082 and $58,332 at September 30, 2011 and June 30, 2011, respectively	247,918	291,668
Total Other Assets	330,443	374,193
Total Assets	$5,510,128	$5,694,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($224,636 and $185,644)	$1,238,623	$1,094,666
Accrued expenses and other current liabilities ($35,652 and $65,958)	208,984	185,758
Accrued compensation	65,000	45,000
Accrued income taxes	369,816	369,816
Notes payable	40,300	46,250
Contingent value rights payable	3,242,405	3,194,247
Liabilities related to discontinued operations	1,045,374	1,045,374
Total Current Liabilities	6,210,502	5,981,111

Total Liabilities	6,210,502	5,981,111

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 300 shares issued and outstanding at September 30, 2011 and June 30, 2011 (preference in liquidation at September 30, 2011 and June 30, 2011 of $307,344 and $303,511, respectively)	300,000	300,000
Common stock - par value $.001 per share; 495,000,000 shares authorized; 120,279,296 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	120,279	120,279
Additional paid-in capital	3,085,266	2,917,952
Accumulated deficit	(3,997,532)	(3,437,130)
Total stockholders’ deficit of Technest Holdings, Inc.	(491,987)	(98,899)
Non-controlling interest	(208,387)	(187,291)
Total Stockholders’ Deficit	(700,374)	(286,190)
Total Liabilities and Stockholders’ Deficit	$5,510,128	$5,694,921

Asset and liability amounts in parentheses represent the portion of the September 30, 2011 and June 30, 2011 balances attributable to Technest, Inc. which is a variable interest entity (See Note 5).

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	2011	2010

Revenues	$129,358	$—

Cost of Revenues	79,204	—

Gross Profit	50,154	—

Operating Expenses
Selling, general and administrative	577,907	136,502
Amortization of customer contracts	43,750	—
Goodwill impairment loss	48,158	—
Total Operating Expenses	669,815	136,502

Operating Loss	(619,661)	(136,502)

Other Income (Expense), Net
Interest expense	(1,837)	—
Other income	40,000	—
Total Other Income (Expense), Net	38,163	—

Loss before Income Taxes	(581,498)	(136,502)
Income tax benefit	—	—
Net Loss	(581,498)	(136,502)

Net Loss Attributable to Non-Controlling Interest	21,096	—
Net Loss Attributable to Technest Holdings, Inc.	(560,402)	(136,502)

Cash dividends accrued to Preferred Stockholders - Series E	(3,833)	—

Net Loss Applicable to Common Shareholders	$(564,235)	$(136,502)

Net Loss Per Share - Basic and Diluted	$(0.005)	$(0.002)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	120,279,296	80,472,909

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2011	$300,000	120,279,296	$120,279	$2,917,952	$(3,437,130)	$(187,291)	$(286,190)
Cash dividends accrued on Preferred Stock – Series E	—	—	—	(3,833)	—	—	(3,833)
Stock-based compensation	—	—	—	171,147	—	—	171,147
Net loss	—	—	—	—	(560,402)	(21,096)	(581,498)

Balance, September 30, 2011	$300,000	120,279,296	$120,279	$3,085,266	$(3,997,532)	$(208,387)	$(700,374)

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

	2011	2010
Cash Flows From Operating Activities:

Net loss	$(581,498)	$(136,502)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	310	—
Amortization of customer contracts	43,750	—
Goodwill impairment loss	48,158	—
Stock-based compensation	171,147	—
Changes in operating assets and liabilities:
Accounts receivable	135,958	—
Deposits, prepaid expenses and other assets	1,515	—
Accounts payable	143,957	18,581
Accrued expenses and other current liabilities	19,393	5,000
Accrued compensation	20,000	—
Net Cash Provided By (Used In) Operating Activities	2,690	(112,921)

Cash Flows From Investing Activities:
Purchase of equipment	(10,150)	—
Net Cash Used In Investing Activities	(10,150)	—

Cash Flows From Financing Activities:
Principal paid on notes payable	(9,250)	—
Proceeds from issuance of note payable	3,300	—
Proceeds from issuance of common stock	—	65,000
Net Cash Provided By (Used In) Financing Activities	(5,950)	65,000

Net Decrease in Cash and Cash Equivalents	(13,410)	(47,921)

Cash and Cash Equivalents - Beginning of Period	50,598	59,597

Cash and Cash Equivalents - End of Period	$37,188	$11,676

	2011	2010
Supplemental Disclosures Of Cash Flow Information:
Interest paid	$1,837	$—
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Cash dividend accrued on Preferred Stock-Series E	$3,833	$—

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

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

Reverse Acquisition

On March 4, 2011, Technest Holdings, Inc. acquired AccelPath and AccelPath became a wholly-owned subsidiary of Holdings.  The former members of AccelPath received an aggregate of 86,151,240 shares of Holdings common stock and, immediately after the transaction, owned 72.5% of Holdings’ issued and outstanding common stock.  Immediately prior to the merger, Holdings had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of Holdings.

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

Unaudited pro forma operating results for the three months ended September 30, 2010, assuming the reverse acquisition had been made as of July 1, 2010, are as follows:

Revenues	$639,712
Net loss applicable to common shareholders	$(135,716)
Net loss per share – basic and diluted	$(0.001)

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

The accompanying consolidated financial statements also include the operations of its wholly-owned subsidiary, Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5).  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission.

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

On December 24, 2009, LLC paid Holdings $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The release of the WEBSS contract has fallen behind original expectations and the collection of the related receivable is now anticipated in the first calendar quarter of 2012.  Holdings believes that the collectability of the contingent receivable, which was acquired by AccelPath in the reverse acquisition, is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at September 30, 2011.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company incurred a net loss of $564,235 for the three months ended September 30, 2011. The Company also incurred net losses of $2,983,213 and $325,235 for the years ended June 30, 2011 and 2010, respectively.  Further, the Company had working capital deficits of $1,062,956 and $682,682 and stockholders’ deficits of $491,987 and $98,899 at September 30 and June 30, 2011, respectively. Management is anticipating sales growth through an expanded customer base and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3. CUSTOMER CONTRACTS AND GOODWILL

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

At September 30, 2011, the customer contracts have a cost basis of $350,000 and accumulated amortization of $102,082.  The customer contracts are being amortized over an estimated life of two years.  Amortization expense was $43,750 for the three months ended September 30, 2011.  Amortization expense for the years ending June 30, 2012 and 2013 is expected to be $175,000 and $116,668, respectively.  These contracts do not contain extension or renewal terms.

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill will not be amortized but will be tested at least annually for impairment.   The purchase price allocation, as described in Note 1 is preliminary and is subject to change as the contingent value rights payable are subject to adjustment for certain future events as defined in the contingent value rights agreement.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million on the entire amount of goodwill in the fourth quarter of the year ended June 30, 2011.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158.

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

On August 26, 2008, LLC notified Holdings that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded Holdings $23,778,403 following a seven-day hearing that ended on June 30, 2009.  The $23,778,403 included $830,070 of interest through the date of the Award and was also subject to additional interest due Holdings at 3.25% from the date of the Award through date of payment.  On October 26, 2009, Holdings entered into a Settlement Agreement with LLC and EOIR settling all claims related to the Stock Purchase Agreement (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount was recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.

There was no loss from discontinued operations for the three months ended September 30, 2011 and 2010.

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

6.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, Holdings entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which Holdings common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Holdings common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Holdings pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  The contingent value rights payable was acquired by AccelPath in the reverse acquisition.  At September 30, 2011, management estimates that the cash payment will be $3,242,405 or approximately $0.099 per CVR.

7.  NOTES PAYABLE

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The note is payable on demand and accrues interest at a rate of 0.32% per annum.  AccelPath also has a note payable with a former Managing Member (see Note 9).

8.  PREFERRED STOCK

Bridge Financing

On January 11, 2011, Holdings entered into a Securities Purchase Agreement with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition.  Upon any liquidation or dissolution of Holdings, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

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

The Company determined that there was a beneficial conversion feature of $37,709 for the issuance of the 300 shares of Series E Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $37,709 for the year ended June 30, 2011.  The Company also accrued cash dividends payable of $3,511 for the year ended June 30, 2011. The Company accrued cash dividends payable of $3,833 for the three months ended September 30, 2011.

9.  COMMON STOCK ISSUANCES AND REPURCHASES

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At September 30, 2011, AccelPath has accrued but not made the monthly payments due for August and September 2011.  Interest expense for the three months ended September 30, 2011 was $19. Consulting expense for the three months ended September 30, 2011 was $2,250.

On March 7, 2011, Holdings issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  Under the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Holdings common stock over the twenty-four month period commencing on the effective date of Holdings registration statement pursuant to the registration rights agreement.  The purchase price of the common stock will be 95% of the average of the lowest three closing bid prices during the five day trading period. The fair value of the common stock issued of $36,000 was recorded as a deferred financing cost. The Company did not record any amortization during the three months ended September 30, 2011.  In conjunction with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement with Southridge.  The Registration Rights Agreement does not include any obligations of the Company to transfer consideration to Southridge.

10.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the Technest Holdings, Inc. 2011 Equity Incentive Plan and reserved up to 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval by March 4, 2012.  The plan also provides for automatic annual increases, subject to Board approval, on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Volatility. The Company estimates volatility based on the Company’s historical volatility.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of September 30, 2011 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used for grants:

	Three Months Ended September 30, 2011	Year Ended June 30, 2011
Risk-free interest rate	0.96%	1.76% - 2.28%
Expected dividend yield	—	—
Expected term	5.5 years	6 years
Forfeiture rate	0%	0%
Expected volatility	122.33%	128.99% - 136.20%

A summary of option activity as of September 30, 2011 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July1, 2011	43,100,000	$0.065	9.78 years
Granted	120,000	$0.050
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2011	43,220,000	$0.065	9.52 years	$—
Exercisable at September 30, 2011	—	$—	—	$—

On August 12, 2011, the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.05 per share.  The weighted average fair value of the options granted was estimated at $0.043 per share.  These options vest over one year and have a term of 10 years.  Stock-based compensation expense for the three months ended September 30, 2011 was $171,147.  At September 30, 2011, unrecognized total compensation cost related to all unvested awards of $1,872,316 is expected to be recognized over a weighted average period of 2.5 years. At September 30, 2011 there were 6,780,000 shares reserved for future grants.

Warrants

The outstanding Technest Holdings, Inc. warrants remain in place subsequent to the reverse acquisition. No warrants were issued, or exercised during the three months ended September 30, 2011.  On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired.  The Company has reserved shares of common stock for the exercise of 75,000 outstanding warrants exercisable at $5.85 per share which expire on August 3, 2013.

The weighted average remaining life of the warrants is 1.8 years.  At September 30, 2011 all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

The Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Holdings may award up to 2,000,000 shares of its common stock to employees, officers, directors, consultants and advisors, remains in place subsequent to the reverse acquisition.

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

As of September 30, 2011, the Company has 111,845 shares available for future grant under the Plan.

11.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September 30, 2011 and 2010 consist of the following:

	Shares Potentially Issuable
	2011	2010
Series E 5% Convertible Preferred Stock	6,754,173	—
Stock Options	43,220,000	—
Warrants	75,000	275,000
Total	50,049,173	275,000

12. COMMITMENTS AND CONTINGENCIES

Facility Rental

Holdings currently leases offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which currently expires on December 31, 2011 and requires the payment of a refundable security deposit of $28,525 which is included in deposits on the Company’s consolidated balance sheet. Monthly lease amounts for this facility total approximately $16,053. Rent expense is included in the accompanying financial statements since the assumption of the lease by AccelPath in the reverse acquisition. Rent expense for the three months ended September 30, 2011 was $48,639. The future minimum rental payments required under this operating lease through expiration is $48,158.

Operating Lease

In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  The lease terms required payment of a refundable security deposit of $18,000 which is included in deposits on the Company’s consolidated balance sheet.  Rent expense for the three months ended September 30, 2011 and 2010 was $11,205 and $11,094, respectively. Future minimum lease payments remaining at September 30, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $33,282, $44,376, $44,376 and $36,980, respectively.

13. INCOME TAXES

There was no provision for federal or state income taxes for the three months ended September 30, 2011 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership’s income or loss is allocated directly to the partners for income tax purposes.  Accordingly, there was no provision for federal or state income taxes for the three months ended September 30, 2010.

The Company’s deferred tax assets consist primarily of the tax effects of its net operating loss carryforwards.  As of September 30, 2011, the Company had a valuation allowance against 100% of the deferred tax asset.  Management has determined that certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  The Company carried forward the deferred tax assets, liabilities and valuation reserve of Holdings after the reverse acquisition because for tax purposes Holdings acquired AccelPath as a subsidiary.

14. EMPLOYEE BENEFIT PLAN

Holdings has a 401(k) plan for the benefit of employees. Essentially all Holdings employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan included in the accompanying financial statements for the three months ended September 30, 2011were $8,307.

15. RELATED PARTY TRANSACTIONS

Compensation

AccelPath made monthly payments of $10,000 each to certain Managing Members as compensation for services performed.   On March 4, 2011, one of the Managing Members resigned (see Note 9) and is no longer receiving this monthly payment. Two Managing Members continued to receive this compensation. No written agreements are currently in place related to these payments.

AccelPath recognized $60,000 and $80,000 of expense for these monthly payments during the three months ended September 30, 2011 and 2010, respectively.  At September 30, 2011, $65,000 of unpaid monthly payments is recorded as accrued compensation.

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

	Three Months Ended September 30, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$28,967	$100,391	$-	$129,358
Operating loss	(239,671)	(208,843)	(171,147)	(619,661)
Other income	-	40,000	-	40,000
Interest expense	1,837	-	-	1,837
Depreciation and amortization	310	43,750	-	44,060
Expenditure for long-lived assets, including intangibles	10,150	-	-	10,150
Total Assets at September 30, 2011	136,245	337,883	5,036,000	5,510,128

Three Months Ended September 30, 2010
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$-	$-	$-	$-
Operating loss	(136,502)	-	-	(136,502)
Other income	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	-	-	-	-
Expenditure for long-lived assets, including intangibles	-	-	-	-
Total Assets at September 30, 2010	29,676	-	-	29,676

17.  SUBSEQUENT EVENTS

There were no subsequent events that required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three  months ending September 30, 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding Technest Holdings, Inc.’s capital needs, business strategy and expectations. These statements include, but are not limited to, statements about the receipt of the payment under the Settlement Agreement, the final amount of the payments under the CVR Agreement and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of Technest, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether Technest will realize the improvements in its operations that it expects from the reverse acquisition of AccelPath; whether the conditions triggering the payment to Technest under the Settlement Agreement will be achieved; the amount of expenses that will be deducted from, and reduce the amount of, payments pursuant to the CVR Agreement; general economic conditions; and those risks identified and discussed by Technest in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

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

After the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of Technest and its intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

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

Revenues

The Company had $129,358 in revenues during the three months ended September 30, 2011 compared with no revenue during the three months ended September 30, 2010. Revenues for the three months ended September 30, 2011 consisted of $100,391 in revenues generated by Technest’s Small Business Innovation Research grants in the field of 3-dimensional imaging and $28,967 in revenues generated by AccelPath’s medical diagnostic services.  AccelPath exited the development stage and began generating revenue in October 2010.

At September 30, 2011, Technest’s backlog of funded contracts was approximately $270,000.

Gross profit

The gross profit for the three months ended September 30, 2011 was $50,154 or 39% of revenues. There was no gross profit for the three months ended September 30, 2010 as AccelPath’s revenues commenced in October 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2011 were $577,907 compared to $136,502 for the three months ended September 30, 2010.  During the three months ended September 30, 2011, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses  and travel expenses.  In addition, stock-based compensation expense of $171,147 was recognized during the three months ended September 30, 2011.  During the three months ended September 30, 2010, these expenses consisted primarily of compensation paid to managing members, professional fees, and travel expenses incurred by AccelPath.

Amortization of customer contracts

Amortization of intangible assets for the three months ended September 30, 2011 was $43,750 compared to no amortization expense for the three months ended September 30, 2010.  Amortization expense consists of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Operating loss

The operating loss for the three months ended September 30, 2011 was $619,661 compared with $136,502 for the three months ended September 30, 2010.  The increased operating loss is primarily due to the increase in selling, general and administrative expenses described above as part of being a public company and a goodwill impairment loss of $48,158 which more than offset the gross profit generated from increased revenue.  The impairment loss was recognized due to an increase in the contingent value rights payable liability during the three months ended September 30, 2011.  Management had previously completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2011.

Other income (expense)

Net other income (expense) was $38,163 for the three months ended September 30, 2011consisted primarily of other income of $40,000.  During the three months ended September 30, 2011, the Company paid $1,837 in interest on late credit card payments and the note payable to a former managing member of AccelPath.  In addition, the Company recognized other income of $40,000 related to the licensing of certain intellectual property in connection with a settlement agreement with a former employee.  The Company has collected and recognized $60,000 of the $120,000 licensing fee in the settlement through September 30, 2011.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended September 30, 2011 was $564,235 in comparison with a net loss of $136,502 applicable to common shareholders for the three months ended September 30, 2010. Included in the net loss applicable to common shareholders for the three months ended September 30, 2011 are accrued cash dividends of $3,833 on the Series E 5% Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2011, the Company had a working capital deficit of $1,062,956 due primarily to the operating losses incurred during the three months ended September 30, 2011 and the year ended June 30, 2011.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  We received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $300,000 from the sale of preferred stock during the year ended June 30, 2011.  We also received proceeds of $335,000 from the sale of common stock during the year ended June 30, 2010.  Cash provided by operating activities was $2,690 for the three months ended September 30. 2011.  We used cash of $869,824 and $279,378, respectively, to fund our operating activities during the years ended June 30, 2011 and 2010.  Our primary uses of operating cash were for compensation payments to managing members of AccelPath, professional fees related to the reverse acquisition, consulting fees and travel expenses.

Sources of Liquidity

During the three months ended September 30, 2011 and the year ended June 30, 2011, we satisfied our operating cash requirements primarily from the remaining proceeds from the sale of common stock and Series E 5% Convertible Preferred Stock and collection of our accounts receivable.  We have also increased our accounts payable for primarily for costs incurred in connection with the reverse acquisition.

On March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  We filed the registration statement on November 8, 2011.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.

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

Operating Lease

AccelPath currently leases certain equipment under a non-cancelable operating lease.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  Future minimum lease payments remaining at September 30, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $33,282, $44,376, $44,376 and $36,980, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2011, Technest had warrants outstanding for the purchase of 75,000 shares of common stock.  Technest does not expect any material cash proceeds from exercise of these warrants.  As of September 30, 2011, Technest had stock options outstanding for the purchase of 43,220,000 shares of common stock. In addition, on March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in price has had or will have a material effect on operations.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011as filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2011, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2011, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 and June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Although we have been successful in the past in obtaining financing for working capital, there can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on acceptable terms. In addition, we may attempt to obtain financing by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders’ interests in our Company to be diluted, which may negatively affect the value of their shares.

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

Following the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of the Technest products and intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property. If the Company is not successful in these efforts, the financial condition of the Company could suffer.

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

As of November 11, 2011, Shekhar Wadekar, the Company’s Chief Executive Officer owns 21.61% of the outstanding Common Stock, which becomes 20.46% upon the conversion of the Series E 5% Convertible Preferred Stock. Assuming the conversion of the Series E 5% Convertible Preferred Stock, Stephen Hicks, through the shares beneficially owned by Southridge Partners II, LP, Aberdeen Avenue LLC, Southridge Capital Management LLC, Southshore Capital Fund Ltd., Garth LLC and Trillium Partners, LP, along with those shares directly owned by Mr. Hicks, is deemed to beneficially own 9.2% of the shares of Technest’s common stock as of November 11, 2011.  Mr. Hicks disclaims beneficial ownership of such shares other than those issued to Mr. Hicks as a director of Technest.

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

Our stock price has been volatile.  From July 2007 to October 2011, the trading price of our common stock ranged from a low price of $0.044 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

•	variations in our quarterly results of operations;

•	the introduction of new products by us or our competitors;

•	acquisitions or strategic alliances involving us or our competitors;

•	future sales of shares of common stock in the public market; and

•	market conditions in our industries and the economy as a whole.

In addition, the stock market has recently experienced extreme price and volume fluctuations. These fluctuations are often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. When the market price of a company’s stock drops significantly, stockholders often institute securities class action litigation against that company. Any litigation against us could cause us to incur substantial costs, divert the time and attention of our management and other resources or otherwise harm our business.

Future sales of common stock by shareholders, or the perception that such sales may occur, may depress the price of our common stock.

The sale or availability for sale of substantial amounts of our shares in the public market, including shares eligible for resale upon expiration of a lock-up agreement, shares issuable upon conversion of outstanding preferred stock or exercise of common stock options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. In connection with the acquisition of AccelPath, LLC, the sellers of the membership interests and certain of our existing stockholders entered into a lock-up agreement which prohibits the transferring of shares of common stock held by them until January 4, 2012, the 10-month anniversary of the closing of the AccelPath transaction.  As of September 30, 2011, we had 120,279,296 outstanding shares of common stock, and the following additional shares were reserved for issuance: 43,220,000 shares upon exercise of outstanding options and 6,754,173 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

We have not drawn down funds and have not issued shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to draw down funds and sell shares under the Equity Purchase Agreement requires that the recently filed registration statement be declared effective by the SEC, and that this registration statement continue to be effective. In addition, such registration statement registers 24,100,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the recently filed registration statement, or six months after the effective date of the such registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met. Accordingly, because our ability to draw down amounts under the Equity Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $5 million available to us under the Equity Purchase Agreement.

We are registering an aggregate of 24,100,000 shares of common stock to be issued under the Equity Purchase Agreement. The sale of such shares could depress the market price of our common stock.

We are registering an aggregate of 24,100,000 shares of common stock pursuant to the Equity Purchase Agreement. The 24,100,000 shares of our common stock will represent approximately 16.7% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

Our management has concluded that our internal control over financial reporting was not effective as of June 30, 2011, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A, “Control and Procedures”, in our annual report on Form 10-K for the year ended June 30, 2011.

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

TECHNEST HOLDINGS, INC.

Date: November 21, 2011	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: November 21, 2011	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X