Form 10-Q/A
period 2011-09-30
TECHNEST HOLDINGS INC
filed 2011-12-09
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment no. 1)

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

Explanatory Note

Technest Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 (“Form 10-Q”), which was filed with the Securities and Exchange Commission on November 21, 2011, for the sole purpose of furnishing XBRL Interactive Data Files. No other changes have been made to the Form 10-Q.

Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.

Part II - Other Information

Item 6. Exhibits

Exhibit
Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*          Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed November 21, 2011

**        Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: December 9, 2011	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: December 9, 2011	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

EXHBIT INDEX

Exhibit
Number	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*          Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed November 21, 2011

**        Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.