Form 10-Q
period 2011-12-31
TECHNEST HOLDINGS INC
filed 2012-02-16
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

       (Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

TECHNEST HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0357272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

352A Christopher Avenue, Gaithersburg, MD 20879

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

As of February 13, 2012, there were 120,279,296 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2011

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

PART I. FINANCIAL INFORMATION

TECHNEST HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND JUNE 30, 2011

(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
Current Assets
Cash and cash equivalents ($626 and $23,184)	$11,597	$50,598
Accounts receivable, net of allowances of $- and $9,000 at December 31, 2011 and June 30, 2011, respectively ($6,257 and $155,376)	41,101	219,494
Unbilled receivable ($31,230 and $-)	31,230	—
Prepaid expenses and other current assets ($- and $16,053)	19,522	28,337
Assets related to discontinued operations	5,000,000	5,000,000
Total Current Assets	5,103,450	5,298,429
Property and Equipment – Net of accumulated depreciation of $1,869 and $1,249 at December 31, 2011 and June 30, 2011, respectively	43,479	22,299
Other Assets
Deposits	18,000	46,525
Deferred financing costs	36,000	36,000
Customer contracts, less accumulated amortization of $145,832 and $58,332 at December 31, 2011 and June 30, 2011, respectively	204,168	291,668
Total Other Assets	258,168	374,193
Total Assets	$5,405,097	$5,694,921
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($227,798 and $185,644)	$1,356,437	$1,094,666
Accrued expenses and other current liabilities ($68,608 and $65,958)	196,522	185,758
Accrued compensation	105,000	45,000
Accrued income taxes	369,816	369,816
Notes payable	51,050	46,250
Contingent value rights payable	3,242,405	3,194,247
Liabilities related to discontinued operations	1,045,374	1,045,374
Total Current Liabilities	6,366,604	5,981,111
Total Liabilities	6,366,604	5,981,111
Commitments and Contingencies
Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 300 shares issued and outstanding at December 31, 2011 and June 30, 2011 (preference in liquidation at December 31, 2011 and June 30, 2011 of $311,177 and $303,511, respectively)	300,000	300,000
Common stock - par value $.001 per share; 495,000,000 shares authorized; 120,279,296 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	120,279	120,279
Additional paid-in capital	3,103,453	2,917,952
Accumulated deficit	(4,254,063)	(3,437,130)
Total stockholders’ deficit of Technest Holdings, Inc.	(730,331)	(98,899)
Non-controlling interest	(231,176)	(187,291)
Total Stockholders’ Deficit	(961,507)	(286,190)
Total Liabilities and Stockholders’ Deficit	$5,405,097	$5,694,921

Asset and liability amounts in parentheses represent the portion of the December 31, 2011 and June 30, 2011 balances attributable to Technest, Inc. which is a variable interest entity (See Note 5).

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Revenues	$185,842	$71,427	$315,200	$71,427

Cost of Revenues	59,017	100,735	138,221	100,735

Gross Profit (Loss)	126,825	(29,308)	176,979	(29,308)

Operating Expenses
Selling, general and administrative	427,095	335,808	1,005,002	472,310
Research and development	—	15,360	—	15,360
Amortization of customer contracts	43,750	—	87,500	—
Goodwill impairment loss	—	—	48,158	—
Total Operating Expenses	470,845	351,168	1,140,660	487,670

Operating Loss	(344,020)	(380,476)	(963,681)	(516,978)

Other Income (Expense), Net
Interest expense	(4,069)	—	(5,906)	—
Other income	68,769	—	108,769	—
Total Other Income (Expense), Net	64,700	—	102,863	—

Loss before Income Taxes	(279,320)	(380,476)	(860,818)	(516,978)
Income tax benefit	—	—	—	—
Net Loss	(279,320)	(380,476)	(860,818)	(516,978)

Net Loss Attributable to Non-Controlling Interest	22,789	—	43,885	—
Net Loss Attributable to Technest Holdings, Inc.	(256,531)	(380,476)	(816,933)	(516,978)

Cash dividends accrued to Preferred Stockholders - Series E	(3,833)	—	(7,666)	—

Net Loss Applicable to Common Shareholders	$(260,364)	$(380,476)	$(824,599)	$(516,978)

Net Loss Per Share - Basic and Diluted	$(0.002)	$(0.004)	$(0.007)	$(0.006)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	120,279,296	90,400,479	120,279,296	85,436,694

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(Unaudited)

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2011	$300,000	120,279,296	$120,279	$2,917,952	$(3,437,130)	$(187,291)	$(286,190)
Cash dividends accrued on Preferred Stock – Series E	—	—	—	(7,666)	—	—	(7,666)
Stock-based compensation	—	—	—	193,167	—	—	193,167
Net loss	—	—	—	—	(816,933)	(43,885)	(860,818)

Balance, December 31, 2011	$300,000	120,279,296	$120,279	$3,103,453	$(4,254,063)	$(231,176)	$(961,507)

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

(Unaudited)

	2011	2010
Cash Flows From Operating Activities:

Net loss	$(860,818)	$(516,978)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	620	206
Amortization of customer contracts	87,500	—
Goodwill impairment loss	48,158	—
Stock-based compensation	193,167	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	147,163	(71,380)
Deposits, prepaid expenses and other assets	37,340	(7,875)
Accounts payable	261,771	227,689
Accrued expenses and other current liabilities	3,098	(5,000)
Accrued compensation	60,000	—
Net Cash Used In Operating Activities	(22,001)	(373,338)

Cash Flows From Investing Activities:
Purchase of equipment	(21,800)	(6,191)
Net Cash Used In Investing Activities	(21,800)	(6,191)

Cash Flows From Financing Activities:
Principal paid on notes payable	(18,500)	—
Proceeds from issuance of note payable	23,300	—
Proceeds from issuance of common stock	—	515,000
Net Cash Provided By Financing Activities	4,800	515,000

Net Change in Cash and Cash Equivalents	(39,001)	135,471

Cash and Cash Equivalents - Beginning of Period	50,598	59,597

Cash and Cash Equivalents - End of Period	$11,597	$195,068

	2011	2010
Supplemental Disclosures Of Cash Flow Information:
Interest paid	$4,871	$—
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Cash dividend accrued on Preferred Stock-Series E	$7,666	$—

See notes to unaudited condensed consolidated financial statements.

TECHNEST HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

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

As the accounting acquirer, AccelPath acquired tangible assets consisting of cash of $93,416, accounts receivable of $32,307, inventory of $19,388, assets related to discontinued operations of $5,000,000, property and equipment of $3,707,  prepaid expenses and other assets of $61,644, and identifiable intangible assets of $350,000 related to existing customer contracts.  AccelPath assumed accounts payable of $336,467, accrued expenses of $141,870, accrued income taxes of $369,816, contingent value rights payable of $3,194,247 and liabilities related to discontinued operations of $1,045,374.  The fair value of Holdings net assets acquired on the date of the acquisition, based on management’s analysis of the fair value of Holdings stock transferred, was $1,633,904. AccelPath recorded goodwill of $1,161,215 for the excess of purchase price over the net assets acquired.

Unaudited pro forma operating results for the six months ended December 31, 2010, assuming the reverse acquisition had been made as of July 1, 2010, are as follows:

Revenues	$1,308,730
Net loss applicable to common shareholders	$(518,722)
Net loss per share – basic and diluted	$(0.004)

All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 33.327365 to 1 exchange ratio of AccelPath member interests to Holdings common shares in the merger.

Basis of Presentation

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of AccelPath (the accounting acquirer) and its affiliate. AccelPath provided management services to a professional limited liabilitycompany (“PLLC”) in states where laws prohibit business corporations from providing pathology interpretations through the direct employment of pathologists.  AccelPath had a long term professional service and administrative support agreements with such PLLC. A nominee shareholder owns all the equity of the PLLC.

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

The accompanying unaudited condensed consolidated financial statements of Technest have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission.

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

On December 24, 2009, LLC paid Holdings $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The release of the WEBSS contract has fallen behind original expectations and the collection of the related receivable is now anticipated in the second calendar quarter of 2012.  Holdings believes that the collectability of the contingent receivable, which was acquired by AccelPath in the reverse acquisition, is determinable beyond a reasonable doubt and as such does not believe any reserves are warranted at December 31, 2011.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company incurred a net loss applicable to common shareholders of $824,599 for the six months ended December 31, 2011. The Company also incurred net losses applicable to common shareholders of $2,983,213 and $325,235 for the years ended June 30, 2011 and 2010, respectively.  Further, the Company had working capital deficits of $1,263,154 and $682,682 and stockholders’ deficits of $730,331 and $98,899 at December 31 and June 30, 2011, respectively. Management is anticipating sales growth through an expanded customer base and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

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

At December 31, 2011, the customer contracts have a cost basis of $350,000 and accumulated amortization of $145,832.  The customer contracts are being amortized over an estimated life of two years.  Amortization expense was $43,750 and $87,500 for the three and six months ended December 31, 2011, respectively.  Amortization expense for the years ending June 30, 2012 and 2013 is expected to be $175,000 and $116,668, respectively.  These contracts do not contain extension or renewal terms.

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill is not amortized but is tested at least annually for impairment.   The purchase price allocation, as described in Note 1 is preliminary and is subject to change as the contingent value rights payable is subject to adjustment for certain future events as defined in the contingent value rights agreement.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million on the entire amount of goodwill in the fourth quarter of the year ended June 30, 2011.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158. Goodwill was $0 at December 31, 2011 and June 30, 2011. There was no impairment loss recognized during the three months ended December 31, 2011.

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

There was no loss from discontinued operations for the three and six months ended December 30, 2011 and 2010.

5.  TECHNEST, INC.

Holdings owns a 49% interest in Technest, Inc., a company that conducts research and development in the field of computer vision technology. Holdings has the right of first refusal to commercialize products resulting from this research and development. Holdings’ former Chief Executive Officer beneficially owns 23% of Technest, Inc., a current employee of Technest owns 23% and an unrelated third party owns 5%. Holdings has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own. Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

6.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, Holdings entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which Holdings common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Holdings common stock held by them.  Each CVR shall entitle the holder thereof to its pro rata portion of a payment to be received by Holdings pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  The contingent value rights payable was acquired by AccelPath in the reverse acquisition.  At December 31, 2011, management estimates that the cash payment will be $3,242,405 or approximately $0.099 per CVR.

7.  NOTES PAYABLE

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The note is payable on demand and accrues interest at a rate of 0.32% per annum.  During the three months ended December 31, 2011, the Company borrowed $15,000 from a stockholder and $5,000 from our Chief Executive Officer.  These notes are payable on demand and accrue interest at 0.19% per annum.  AccelPath also has a note payable with a former Managing Member (see Note 9).

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

The Company determined that there was a beneficial conversion feature of $37,709 for the issuance of the 300 shares of Series E Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $37,709 for the year ended June 30, 2011.  The Company also accrued cash dividends payable of $3,511 for the year ended June 30, 2011. The Company accrued cash dividends payable of $3,833 and $7,666 for the three and six months ended December 31, 2011, respectively.

9.  COMMON STOCK ISSUANCES AND REPURCHASES

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At December 31, 2011, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At December 31, 2011, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Interest expense for the three and six months ended December 31, 2011 was $1,035 and $1,054, respectively. Consulting expense for the three and six months ended December 31, 2011 was $750 and $3,000, respectively.

On March 7, 2011, Holdings issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  Under the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Holdings common stock over the twenty-four month period commencing on the effective date of Holdings registration statement pursuant to the registration rights agreement.  The purchase price of the common stock will be 95% of the average of the lowest three closing bid prices during the five day trading period. The fair value of the common stock issued of $36,000 was recorded as a deferred financing cost. The Company did not record any amortization during the six months ended December 31, 2011.  In conjunction with the Equity Purchase Agreement, the Company entered into a Registration Rights Agreement with Southridge.  The Registration Rights Agreement does not include any obligations of the Company to transfer consideration to Southridge.  The registration statement was declared effective on February 9, 2012.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of December 31, 2011 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used for grants:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Risk-free interest rate	0.90% - 0.96%	1.76% - 2.28%
Expected dividend yield	—	—
Expected term	5.5 years	6 years
Forfeiture rate	0%	0%
Expected volatility	122.33% - 124.91%	128.99% - 136.20%

A summary of option activity as of December 31, 2011 and for the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	43,100,000	$0.065	9.78 years
Granted	2,620,000	$0.017
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2011	45,720,000	$0.062	9.31 years	$—
Exercisable at December 31, 2011	416,670	$0.015	9.96 years	$—

On August 12, 2011, the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.05 per share.  The weighted average fair value of the options on the date of the grant was estimated at $0.043 per share.  These options vest over one year and have a term of 10 years.

On December 14, 2011, the Board of Directors granted stock options to purchase 2,500,000 shares of common stock at an exercise price of $0.015 per share.  The weighted average fair value of the options on the date of the grant was estimated at $0.008 per share.  These options vest monthly over 10 months and have a term of 10 years.

Stock-based compensation expense for the three and six months ended December 31, 2011 was $22,020 and $193,167, respectively.  At December 31, 2011, unrecognized total compensation cost related to all unvested awards of $1,193,156 is expected to be recognized over a weighted average period of 2.23 years. At December 31, 2011 there were 4,280,000 shares reserved for future grants.

Warrants

The outstanding Technest Holdings, Inc. warrants remain in place subsequent to the reverse acquisition. No warrants were issued, or exercised during the six months ended December 31, 2011.  On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired.  The Company has reserved shares of common stock for the exercise of 75,000 outstanding warrants exercisable at $5.85 per share which expire on August 3, 2013.

The weighted average remaining life of the warrants is 1.6 years.  At December 31, 2011 all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

The Technest Holdings, Inc. 2006 Stock Award Plan, pursuant to which Holdings may award up to 2,000,000 shares of its common stock to employees, officers, directors, consultants and advisors, remains in place subsequent to the reverse acquisition.

Holdings has broad discretion in making grants under the Stock Award Plan and may make grants subject to such terms and conditions as determined by the Board of Directors. Stock awards under the Plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of December 31, 2011, the Company has 111,845 shares available for future grant under the Plan.

11.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended December 31, 2011 and 2010 consist of the following:

	Shares Potentially Issuable
	2011	2010
Series E 5% Convertible Preferred Stock	6,754,173	—
Stock Options	45,720,000	—
Warrants	75,000	275,000
Total	52,549,173	275,000

12.  COMMITMENTS AND CONTINGENCIES

Facility Rental

Holdings leased offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which expired on December 31, 2011.  At December 31, 2011, unpaid rent of $37,612 is included in accounts payable and $32,481 of unpaid operating expense charges are included in accrued expenses and other current liabilities.

On December 7, 2011, Holdings entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on December 31, 2012.  The lease required the payment of a refundable security deposit of $4,000 which is included in prepaid expenses and other current assets at December 31, 2011.  Monthly lease amounts for this facility total approximately $2,000 including monthly operating expense charges of $763.  Rent expense is included in the accompanying financial statements since the reverse acquisition. Rent expense for the three and six months ended December 31, 2011 was $49,602 and $98,241, respectively. Future minimum rental payments required under the current operating lease through expiration are $24,000.

Operating Lease

In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  The lease terms required payment of a refundable security deposit of $18,000 which is included in deposits on the Company’s consolidated balance sheet.  Rent expense for the three and six months ended December 31, 2011were $11,205 and $22,410, respectively.  Rent expense for the three and six months ended December 31, 2010 were $11,094 and

$22,188, respectively. Future minimum lease payments remaining at December 31, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $22,188, $44,376, $44,376 and $36,980, respectively.

13.  INCOME TAXES

There was no provision for federal or state income taxes for the six months ended December 31, 2011 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership’s income or loss is allocated directly to the partners for income tax purposes.  Accordingly, there was no provision for federal or state income taxes for the six months ended December 31, 2010.

The Company’s deferred tax assets consist primarily of the tax effects of its net operating loss carryforwards.  As of December 31, 2011, the Company had a valuation allowance against 100% of the deferred tax asset.  Management has determined that certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  The Company carried forward the deferred tax assets, liabilities and valuation reserve of Holdings after the reverse acquisition because for tax purposes Holdings acquired AccelPath as a subsidiary.

14.  EMPLOYEE BENEFIT PLAN

Holdings has a 401(k) plan for the benefit of employees. Essentially all Holdings employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan included in the accompanying financial statements for the three and six months ended December 31, 2011were $3,843 and $12,150, respectively.

15.  RELATED PARTY TRANSACTIONS

AccelPath made monthly payments of $10,000 each to certain executives (formerly “Managing Members”) as compensation for services performed.   On March 4, 2011, one of the Managing Members resigned (see Note 9) and is no longer receiving this monthly payment. Two executives continue to receive this compensation. No written agreements are currently in place related to these payments.

AccelPath recognized $60,000 and $120,000 of expense for these monthly payments during the three and six months ended December 31, 2011, respectively.  AccelPath recognized $100,000 and $180,000 of expense for these monthly payments during the three and six months ended December 31, 2010, respectively.  At December 31, 2011, $105,000 of unpaid monthly payments is recorded as accrued compensation.

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

	Three Months Ended December 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$50,588	$135,254	$-	$185,842
Operating loss	(165,334)	(156,666)	(22,020)	(344,020)
Other income	-	68,769	-	68,769
Interest expense	4,069	-	-	4,069
Depreciation and amortization	310	43,750	-	44,060
Expenditure for long-lived assets, including intangibles	11,650	-	-	11,650

	Three Months Ended December 31, 2010
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$71,427	$-	$-	$71,427
Operating loss	(380,476)	-	-	(380,476)
Other income	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	206	-	-	206
Expenditure for long-lived assets, including intangibles	6,191	-	-	6,191

	Six Months Ended December 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$79,555	$235,645	$-	$315,200
Operating loss	(405,005)	(365,509)	(193,167)	(963,681)
Other income	-	108,769	-	108,769
Interest expense	5,906	-	-	5,906
Depreciation and amortization	620	87,500	-	88,120
Expenditure for long-lived assets, including intangibles	21,800	-	-	21,800
Total Assets at December 31, 2011	112,608	256,489	5,036,000	5,405,097

	Six Months Ended December 31, 2010
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$71,427	$-	$-	$71,427
Operating loss	(516,978)	-	-	(516,978)
Other income	-	-	-	-
Interest expense	-	-	-	-
Depreciation and amortization	206	-	-	206
Expenditure for long-lived assets, including intangibles	6,191	-	-	6,191
Total Assets at December 31, 2010	298,308	-	-	298,308

17.  SUBSEQUENT EVENTS

The registration statement for the Equity Purchase Agreement (see Note 9) was declared effective on February 9, 2012.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

On February 10, 2012, the Company entered into a loan agreement with an unaffiliated investor where the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant also includes a cashless net exercise provision. The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

There were no other subsequent events that required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2011 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

RESULTS OF OPERATIONS

Three and six months ended December 31, 2011 compared with the three and six months ended December 31, 2010

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

Revenues

The Company had $185,842 in revenues during the three months ended December 31, 2011 compared with $71,427 in revenues during the three months ended December 31, 2010.  Revenues for the three months ended December 31, 2011 consisted of $50,588 of revenues generated by AccelPath’s medical diagnostic services and $135,254 of revenues generated by Technest’s Small Business Innovation Research grants in the field of 3-dimensional imaging compared with $71,427 of  revenues generated by AccelPath’s medical diagnostic services in the three months ended December 31, 2010.  AccelPath exited the development stage and began generating revenue in October 2010.  The increase in revenue is due to the Technest revenue recognized in the current period.

The Company had $315,200 in revenues during the six months ended December 31, 2011 compared with $71,427 in revenues during the six months ended December 31, 2010.  Revenues for the six months ended December 31, 2011 consisted of $79,555 of revenues generated by AccelPath’s medical diagnostic services and $235,645 of revenues generated by Technest’s Small Business Innovation Research grants in the field of 3-dimensional imaging compared with $71,427 of  revenues generated by AccelPath’s medical diagnostic services in the six months ended December 31, 2010.  AccelPath exited the development stage and began generating revenue in October 2010.  The increase in revenue is due to the Technest revenue recognized in the current period.

At December 31, 2011, Technest’s backlog of funded contracts was approximately $167,000.

Gross profit

The gross profit for the three months ended December 31, 2011 was $126,825 or 68% of revenues compared to a gross loss of $29,308 for the three months ended December 31, 2010.  The increase in gross profit was primarily due to the addition of the Technest revenue in the current period.  There was no Technest revenue in the three months ended December 31, 2010 as the reverse acquisition was completed on March 4, 2011.   In addition, AccelPath’s gross profit improved during the current period as AccelPath has changed its business model by charging a reduced fee for its services and eliminating certain costs of revenue.

The gross profit for the six months ended December 31, 2011 was $176,979 or 56% of revenues compared to a gross loss of $29,308 for the six months ended December 31, 2010.  The increase in gross profit was primarily due to the addition of the Technest revenue in the current period.  There was no Technest revenue in the six months ended December 31, 2010 as the reverse acquisition was completed on March 4, 2011.   In addition, AccelPath’s gross profit improved during the current period as AccelPath has changed its business model by charging a reduced fee for its services and eliminating certain costs of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2011 were $427,095 compared to $335,808 for the three months ended December 31, 2010.  During the three months ended December 31, 2011, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses. In addition, stock-based compensation expense of $22,020 was recognized during the three months ended December 31, 2011.  During the three months ended December 31, 2010, these expenses consisted primarily of compensation paid to managing members, professional fees, and travel expenses incurred by AccelPath.  The increase in expenses is due to the additional costs of being a public company in 2011 and the inclusion of the expenses of the Technest business.

Selling, general and administrative expenses for the six months ended December 31, 2011 were $1,005,002 compared to $472,310 for the six months ended December 31, 2010.  During the six months ended December 31, 2011, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses. In addition, stock-based compensation expense of $193,167 was recognized during the six months ended December 31, 2011.  During the six months ended December 31, 2010, these expenses consisted primarily of compensation paid to managing members, professional fees, and travel expenses incurred by AccelPath. The increase in expenses is due to the additional costs of being a public company in 2011 and the inclusion of the expenses of the Technest business.

Amortization of customer contracts

Amortization of intangible assets for the three months ended December 31, 2011 was $43,750 compared to no amortization expense for the three months ended December 31, 2010.  Amortization expense consists of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Amortization of intangible assets for the six months ended December 31, 2011 was $87,500 compared to no amortization expense for the six months ended December 31, 2010.  Amortization expense consists of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Operating loss

The operating loss for the three months ended December 31, 2011 was $344,020 compared with $380,476 for the three months ended December 31, 2010.  The decrease in the operating loss is primarily due to the increase in gross profit offset by the increases in selling, general and administrative expenses and amortization expense described above.

The operating loss for the six months ended December 31, 2011 was $963,681 compared with $516,978 for the six months ended December 31, 2010.  The increase in the operating loss is primarily due to the increase in selling, general and administrative expenses described above, the increase in amortization expense, and a goodwill impairment loss of $48,158.  The increased expense more than offset the increase in gross profit generated from increased revenue and lower cost of revenue by AccelPath.  The goodwill impairment loss was recognized due to an increase in the contingent value rights payable liability during the three months ended September 30, 2011.  Management had previously completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2011.

Other income (expense)

Net other income (expense) was $64,700 for the three months ended December 31, 2011 and consisted primarily of other income of $68,769.  During the three months ended December 31, 2011, the Company had $4,069 in interest expense on late credit card payments and notes payable.  In addition, the Company recognized other income of $68,769 related to the licensing of certain intellectual property in connection with a settlement agreement with a former employee.  The Company had no other income (expense) in the three months ended December 31, 2010.

Net other income (expense) was $102,863 for the six months ended December 31, 2011 and consisted primarily of other income of $108,769.  Also during the six months ended December 31, 2011, the Company had $5,906 in interest expense on late credit card payments and notes payable.  In addition, the Company recognized other income of $108,769 related to the licensing of certain intellectual property in connection with a settlement agreement with a former employee.  The Company has collected and recognized all of the $120,000 licensing fee in the settlement as of December 31, 2011.  The company had no other income (expense) in the six months ended December 31, 2010.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended December 31, 2011 was $260,364 in comparison with a net loss of $380,476 applicable to common shareholders for the three months ended December 31, 2010.  The net loss per share decreased to $0.002 per share for the three months ended December 31, 2011 from $0.004 per share for the three months ended December 31, 2010.  Included in the net loss applicable to common shareholders for the three months ended December 31, 2011 are accrued cash dividends of $3,833 on the Series E 5% Convertible Preferred Stock. The decrease in net loss was primarily the result of other income recognized in 2011 and not in 2010.

The net loss applicable to common shareholders for the six months ended December 31, 2011 was $824,599 in comparison with a net loss of $516,978 applicable to common shareholders for the six months ended December 31, 2010.  The net loss per share increased to $0.007 per share for the six months ended December 31, 2011 from $0.006 per share for the six months ended December 31, 2010.  Included in the net loss applicable to common shareholders for the six months ended December 31, 2011 are accrued cash dividends of $7,666 on the Series E 5% Convertible Preferred Stock. The net loss increased due to increased selling, general and administrative costs which were partially offset by higher gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2011, the Company had a working capital deficit of $1,263,154 due primarily to the operating losses incurred during the six months ended December 31, 2011 and the year ended June 30, 2011.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  We received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $300,000 from the sale of preferred stock during the year ended June 30, 2011.  We also received proceeds of $335,000 from the sale of common stock during the year ended June 30, 2010.  Cash used by operating activities was $22,001 for the six months ended December 31. 2011.  We used cash of $869,824 and $279,378, respectively, to fund our operating activities during the years ended June 30, 2011 and 2010.  Our primary uses of operating cash were for compensation payments to managing members of AccelPath, professional fees related to the reverse acquisition, consulting fees and travel expenses.

Sources of Liquidity

During the six months ended December 31, 2011 and the year ended June 30, 2011, we satisfied our operating cash requirements primarily from the remaining proceeds from the sale of common stock and Series E 5% Convertible Preferred Stock and collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

On February 10, 2012, the Company entered into a loan agreement with an unaffiliated investor where the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant also includes a cashless net exercise provision. The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  We filed the registration statement on November 8, 2011 and the registration statement was declared effective on February 9, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.

Management believes that if Southridge purchases a sufficient amount of our common stock then the Company will have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.  Alternatively, if the Company is not successful in selling a sufficient amount of its common stock to Southridge, then its expansion plans and software development efforts would need to be curtailed.

COMMITMENTS AND CONTINGENCIES

Facilities

Technest currently leases offices with approximately 1,957 square feet in Gaithersburg, Maryland, pursuant to a lease which expires on December 31, 2012. Monthly lease amounts for this facility total approximately $2,000.

Operating Lease

AccelPath currently leases certain equipment under a non-cancelable operating lease.  The lease requires monthly rental payments of $3,698 and expires in May 2015.  Future minimum lease payments remaining at December 30, 2011 for the years ending June 30, 2012, 2013, 2014 and 2015 are $22,188, $44,376, $44,376 and $36,980, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2011, Technest had warrants outstanding for the purchase of 75,000 shares of common stock.  Technest does not expect any material cash proceeds from exercise of these warrants.  As of December 31, 2011, Technest had stock options outstanding for the purchase of 45,720,000 shares of common stock.  In addition, on March 7, 2011, Technest entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of Technest common stock over the course of 24 months commencing on the effective date of Technest’s registration statement pursuant to the registration rights agreement.  The registration statement  was declared effective on February 9, 2012.

Effect of inflation and changes in prices

Management does not believe that inflation and changes in prices has had or will have a material effect on operations.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2011. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2011, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2011, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 and June 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We commenced providing our services in October 2010.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services are still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

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

The development of our technologies will require additional capital.  Although we believe with the availability of the proceeds from the Equity Purchase Agreement, we will have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to complete the financing or obtain additional funds, if needed, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

Following the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of the Technest and its products and intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property. If the Company is not successful in these efforts, the financial condition of the Company could suffer.

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

As of December 31, 2011, Shekhar Wadekar, the Company’s Chief Executive Officer owns 21.61% of the outstanding Common Stock, which becomes 20.46% upon the conversion of the Series E 5% Convertible Preferred Stock.  As a result, Mr. Wadekar possesses significant influence over our affairs.  His stock ownership and relationships with members of Technest’s board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Technest, which in turn could materially and adversely affect the market price of Technest’s common stock.

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

Our common stock is not actively traded on a securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. It is quoted on the less recognized OTCBB.  This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price has been volatile.  From July 2007 to December 2011, the trading price of our common stock ranged from a low price of $0.0051 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares eligible for resale upon expiration of a lock-up agreement, shares issuable upon conversion of outstanding preferred stock or exercise of common stock options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. In connection with the acquisition of AccelPath, LLC, the sellers of the membership interests and certain of our existing stockholders entered into a lock-up agreement which prohibits the transferring of shares of common stock held by them until January 4, 2012, the 10-month anniversary of the closing of the AccelPath transaction.  As of December 31, 2011, we had 120,279,296 outstanding shares of common stock, and the following additional shares were reserved for issuance: 45,720,000 shares upon exercise of outstanding options and 6,754,173 shares upon conversion of preferred stock.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

We have not drawn down funds and have not issued shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement be declared effective by the SEC, and that the registration statement continue to be effective. The registration statement was declared effective on February 9, 2012.  In addition, the registration statement registers 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of the current registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

Assuming the sale of the entire 25,800,000 shares of our common stock being registered at a market price of $0.025 per share, Southridge will receive gross proceeds of $645,000, of which we will receive $612,500, or 95% of the sale price.  Therefore, at the current market price, we would be required to register 174,200,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement.  Our capital stock currently consists of 495,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock.  Therefore, in the event that our share price does not increase, we may not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are then outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities.  In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially.  Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

In addition, our ability to draw down funds under the Equity Purchase Agreement is subject to a number of additional conditions in the Equity Purchase Agreement, including, without limitation:

•

That no statute, rule, regulation, executive order, decree, ruling or injunction has been, commenced, entered or adopted by any court or governmental authority that prohibits or materially adversely affects any of the transactions contemplated by the Equity Purchase Agreement;

•

that there is no material adverse change in our business or financial condition since the date of the Company’s most recently filed report under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;

•

that the trading of our common stock has not been suspended by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc. or the principal exchange which is at the time the principal trading exchange or market for our common stock;

•

that the number of Put Shares to be purchased by Southridge plus all other securities beneficially owned by Southridge does not exceed 9.99% of our outstanding common stock on the closing date of any Put;

•

that the issuance of the put shares does not exceed the aggregate number of shares of that we may issue without breaching the Company’s obligations under the rules or regulations of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock;

•

that the Company has no knowledge of any event more likely than not to have the effect of causing the registration statement to be suspended or otherwise ineffective within 15 days from delivery of the Put Notice;

•

that issuance of shares of common Stock at any closing does not violate the shareholder approval requirements of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock; and

•

that no stock split or combination, payment of a dividend or distribution in shares of common stock, payment of a dividend or distribution of other assets to the holders of our common stock issuance of shares of our common stock or options or other security exercisable for or convertible into shares of our common stock at a price per share that is less than the price paid by Southridge, has occurred between the date a Put Notice is delivered and the associated closing date.

Accordingly, because our ability to draw down amounts under the Equity Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $5 million available to us under the Equity Purchase Agreement.

We are registering an aggregate of 25,800,000 shares of common stock to be issued under the Equity Purchase Agreement. The sale of such shares could depress the market price of our common stock.

We are registering an aggregate of 25,800,000 shares of common stock under a registration statement for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 17.7% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this prospectus.

Our report from our independent registered public accounting firm for the year ended June 30, 2011 includes an explanatory paragraph stating that our recurring losses from operations, negative cash flows from operations, stockholders’ deficit and working capital deficit raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After the sale of the shares registered hereunder, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 10, 2012, Technest Holdings, Inc. entered into a loan agreement (the “Loan Agreement”) with Mr. Albert Friesen pursuant to which the Company entered into a convertible promissory note to borrow $50,000 (the “Note”) from Mr. Friesen and agreed to issue Mr. Friesen a five-year warrant to purchase 500,000 shares of Technest Common Stock, par value $.001 per share (the “Warrant”) at an exercise price of $0.01 per share.  The Note bears an interest rate of 5% per annum and shall be paid on or before

August 10, 2012. The entire principal amount of the Note may be converted into shares of Technest Common Stock at the election of Mr. Friesen at any time. The number of shares into which the entire principal amount of the Note may be converted into is determined by dividing the entire principal amount of the Note outstanding by the closing bid price on the trading day immediately prior to the Company’s receipt of the conversion notice; provided that in no event shall the per share price be less than $0.01 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of Technest Common Stock at the closing bid price immediately prior to the due date.   The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the Note.

The issuance and sale of the securities to Mr. Friesen will not be registered under the Securities Act of 1933, and will be made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, the Note and the Warrant, a copy of which is filed as Exhibit 10.2, Exhibit 10.3 and Exhibit 4.1 to this quarterly report on Form 10-Q, each of which are incorporated herein by reference.

Item 5. Other Information.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the promissory note, a copy of which is filed as Exhibit 10.4 to this quarterly report on Form 10-Q, and is incorporated herein by reference.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
Form
				Filing Date	Exhibit No.

4.1	Technest Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012	X
10.1	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011.		8-K	December 13, 2011	10.1

10.2	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	X
10.3	Promissory Note dated February 10, 2012 payable to Mr. Friesen	X

10.4	Promissory Note dated February 10, 2012 payable to Southridge Partners II, LP
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNEST HOLDINGS, INC.

Date: February 16, 2012	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: February 16, 2012	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
Form
				Filing Date	Exhibit No.

4.1	Technest Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012	X
10.1	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011.		8-K	December 13, 2011	10.1
10.2	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	X
10.3	Promissory Note dated February 10, 2012 payable to Mr. Friesen	X

10.4	Promissory Note dated February 10, 2012 payable to Southridge Partners II, LP
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X