Form 10-Q/A
period 2011-12-31
TECHNEST HOLDINGS INC
filed 2012-02-17
CIK 1077800

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

Explanatory Note

Technest Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (“Form 10-Q”), which was filed with the Securities and Exchange Commission on February 16, 2012, for the sole purpose of furnishing XBRL Interactive Data Files. The original XBRL Interactive Date Files were rejected due to errors in the files. No other changes have been made to the Form 10-Q.

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

*

Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed February 16, 2012

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

TECHNEST HOLDINGS, INC.

Date: February 17, 2012	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: February 17, 2012	By:	/s/ Bruce Warwick
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

*

Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q filed February 16, 2012

**

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.