Form 10-Q
period 2012-03-31
AccelPath, Inc.
filed 2012-05-21
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

OR

" TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

352A Christopher Avenue, Gaithersburg, MD 20879

 (Address of principal executive offices and zip code)

(301) 767-2810

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No "

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒ No "

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer "	Accelerated filer "
Non-accelerated filer "	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes " No ☒

As of May 15, 2012, there were 123,578,320 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2012

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

PART I. FINANCIAL INFORMATION

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND JUNE 30, 2011

(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents ($3,470 and $23,184)	$11,727	$50,598
Accounts receivable, net of allowances of $- and $9,000 at March 31, 2012 and June 30, 2011, respectively ($12,157 and $155,376)	46,292	219,494
Prepaid expenses and other current assets ($2,000 and $16,053)	7,073	28,337
Assets related to discontinued operations	5,000,000	5,000,000
Total Current Assets	5,065,092	5,298,429
Property and Equipment - Net of accumulated depreciation of $2,975 and $1,249 at March 31, 2012 and June 30, 2011, respectively	54,673	22,299
Other Assets
Deposits	18,000	46,525
Deferred financing costs	-	36,000
Customer contracts, less accumulated amortization of $189,582 and $58,332 at March 31, 2012 and June 30, 2011, respectively	160,418	291,668
Total Other Assets	178,418	374,193
Total Assets	$5,298,183	$5,694,921

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable ($221,290 and $185,644)	$1,364,169	$1,094,666
Accrued expenses and other current liabilities ($66,785 and $65,958)	171,845	185,758
Accrued compensation	125,000	45,000
Accrued income taxes	256,710	369,816
Notes payable - current, net of discounts	129,221	46,250
Contingent value rights payable	3,390,000	3,194,247
Liabilities related to discontinued operations	1,045,374	1,045,374
Total Current Liabilities	6,482,319	5,981,111
Notes payable - long-term, net of discounts	69,836	-
Total Liabilities	6,552,155	5,981,111
Commitments and Contingencies
Stockholders' Deficit
Preferred stock - Series E 5% Convertible; stated value $1,000 per share; 200 and 300 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively (preference in liquidation at March 31, 2012 and June 30, 2011 of $214,344 and $303,511, respectively)	200,000	300,000
Common stock - par value $.001 per share; 495,000,000 shares authorized; 123,578,320 and 120,279,296 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	123,578	120,279
Additional paid-in capital	3,464,741	2,917,952
Accumulated deficit	(4,811,482)	(3,437,130)
Total stockholders' deficit of AccelPath, Inc.	(1,023,163)	(98,899)
Non-controlling interest	(230,809)	(187,291)
Total Stockholders' Deficit	(1,253,972)	(286,190)
Total Liabilities and Stockholders' Deficit	$5,298,183	$5,694,921

Asset and liability amounts in parentheses represent the portion of the March 31, 2012 and June 30, 2011 balances attributable to Technest, Inc. which is a variable interest entity (See Note 5).

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Revenues	$154,837	$162,980	$470,037	$234,407

Cost of Revenues	75,846	110,663	214,067	211,398

Gross Profit (Loss)	78,991	52,317	255,970	23,009

Operating Expenses
Selling, general and administrative	588,570	581,002	1,593,572	1,053,312
Research and development	-	-	-	15,360
Amortization of customer contracts	43,750	14,583	131,250	14,583
Goodwill impairment loss	-	-	48,158	-
Total Operating Expenses	632,320	595,585	1,772,980	1,083,255

Operating Loss	(553,329)	(543,268)	(1,517,010)	(1,060,246)

Other Income (Expense), Net
Interest income	-	5,305	-	5,305
Interest expense	(10,443)	-	(16,349)	-
Other income	6,720	-	115,489	-
Total Other Income (Expense), Net	(3,723)	5,305	99,140	5,305

Loss before Income Taxes	(557,052)	(537,963)	(1,417,870)	(1,054,941)
Income tax benefit	-	-	-	-
Net Loss	(557,052)	(537,963)	(1,417,870)	(1,054,941)

Net Income (Loss) Attributable to Non-Controlling Interest	(367)	2,066	43,518	2,066
Net Loss Attributable to AccelPath, Inc.	(557,419)	(535,897)	(1,374,352)	(1,052,875)

Deemed and cash dividends to Preferred Stockholders - Series E	(3,167)	(19,417)	(10,833)	(19,417)

Net Loss Applicable to Common Shareholders	$(560,586)	$(555,314)	$(1,385,185)	$(1,072,292)

Net Loss Per Share - Basic and Diluted	$(0.005)	$(0.005)	$(0.011)	$(0.012)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	121,711,629	103,612,229	120,753,268	91,344,119

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(Unaudited)

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2011	$300,000	120,279,296	$120,279	$2,917,952	$(3,437,130)	$(187,291)	$(286,190)
Sale of common stock	-	1,047,634	1,048	33,592	-	-	34,640
Deferred financing costs	-	-	-	(36,000)	-	-	(36,000)
Warrants issued with convertible notes payable	-	-	-	40,780	-	-	40,780
Restricted stock award	-	-	-	4,167	-	-	4,167
Conversion of Preferred Stock - Series E to common stock	(100,000)	2,251,390	2,251	97,749	-	-	-
Cash dividends accrued on Preferred Stock - Series E	-	-	-	(10,833)	-	-	(10,833)
Stock-based compensation	-	-	-	417,334	-	-	417,334
Net loss	-	-	-	-	(1,374,352)	(43,518)	(1,417,870)

Balance, March 31, 2012	$200,000	123,578,320	$123,578	$3,464,741	$(4,811,482)	$(230,809)	$(1,253,972)

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,417,870)	$(1,054,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,726	939
Amortization of customer contracts	131,250	14,583
Amortization of notes payable discount	4,787	-
Fair value of common stock issued under Employment Settlement Agreement	-	50,000
Non-cash interest income related to discount accretion	-	(5,305)
Goodwill impairment loss	48,158	-
Stock-based compensation expense	417,334	-
Restricted stock award expense	4,167	-
Changes in operating assets and liabilities:
Accounts receivable	173,202	(126,351)
Inventory and work in process	-	673
Deposits, prepaid expenses and other assets	49,789	(10,512)
Accounts payable	303,992	500,617
Accrued expenses and other current liabilities	(24,746)	(14,775)
Accrued compensation	80,000	(10,000)
Net Cash Used In Operating Activities	(228,211)	(655,072)

Cash Flows From Investing Activities:
Cash acquired in reverse acquisition	-	93,416
Purchase of equipment	(34,100)	(10,391)
Net Cash (Used) Provided In Investing Activities	(34,100)	83,025

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	214,300	-
Principal paid on notes payable	(25,500)	-
Proceed from issuance of Preferred Stock - Series E	-	150,000
Proceeds from issuance of common stock	34,640	515,000
Net Cash Provided By Financing Activities	223,440	665,000

Net Change in Cash and Cash Equivalents	(38,871)	92,953
Cash and Cash Equivalents - Beginning of Period	50,598	59,597

Cash and Cash Equivalents - End of Period	$11,727	$152,550

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$7,015	$-
Income taxes paid	$-	$-
Non-Cash Investing and Financing Activities:
Note payable issued by AccelPath, LLC for repurchase of common stock	$-	$74,000
Fair value of common stock warrants issued with convertible notes payable	$40,780	-
Fair value of common stock issued under the Equity Purchase Agreement recorded as deferred financing costs	$-	$36,000
Deferred financing costs charged to additional paid-in capital	$36,000	-
Preferred Stock-Series E converted to common stock	$100,000	-
Cash dividend accrued on Preferred Stock-Series E	$10,833	$563

See Note 6 - Contingent value rights payable.

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the "Company") includes its wholly-owned subsidiaries AccelPath, LLC ("AccelPath") and Genex Technologies, Inc., and its 49% owned subsidiary Technest, Inc. ("Technest") (see Basis of Presentation below). The Company has two primary businesses: AccelPath, which is in the business of enabling pathology diagnostics and Technest, which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

Name Change and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the parent company's name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  On February 17, 2012, the stockholders approved the name change and the domicile change. The name change and domicile change became effective on May 2, 2012. In connection with the name and domicile change, the Company's common stock began trading on the OTCBB under the trading symbol ACLP.OB (instead of TCNH.OB) as of May 9, 2012.

Reverse Acquisition

On March 4, 2011, the Company acquired its wholly-owned subsidiary, AccelPath.  The former members of AccelPath received an aggregate of 86,151,240 shares of the Company's common stock and, immediately after the transaction, owned 72.5% of the Company's issued and outstanding common stock.  Immediately prior to the merger, the Company had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of the Company.

Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath was deemed to be the accounting acquirer.  Accordingly, the results of operations of the Company have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath are presented as the historical financial statements of the Company.

As the accounting acquirer, AccelPath acquired tangible assets consisting of cash of $93,416, accounts receivable of $32,307, inventory of $19,388, assets related to discontinued operations of $5,000,000, property and equipment of $3,707,  prepaid expenses and other assets of $61,644, and identifiable intangible assets of $350,000 related to existing customer contracts.  AccelPath assumed accounts payable of $336,467, accrued expenses of $141,870, accrued income taxes of $369,816, contingent value rights payable of $3,194,247 and liabilities related to discontinued operations of $1,045,374.  The fair value of the Company's net assets acquired on the date of the acquisition, based on management's analysis of the fair value of the Company's stock transferred, was $1,633,904. AccelPath recorded goodwill of $1,161,215 for the excess of purchase price over the net assets acquired. (See Note 3).

Unaudited pro forma operating results for the nine months ended March 31, 2011, assuming the reverse acquisition had been made as of July 1, 2010, are as follows:

Revenues	$1,647,137
Net loss applicable to common shareholders	$(1,192,479)
Net loss per share - basic and diluted	$(0.010)

All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 33.327365 to 1 exchange ratio of the AccelPath member interests to the Company's common shares in the merger.

Basis of Presentation

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of AccelPath (the accounting acquirer) and its former affiliate.  AccelPath provided management services to a professional limited liability company

("PLLC") in states where laws prohibit business corporations from providing pathology interpretations through the direct employment of pathologists.  AccelPath had a long term professional service and administrative support agreements with such PLLC and a nominee shareholder owned all the equity of the PLLC.  On March 2, 2012, the PLLC was dissolved.

AccelPath followed accounting guidance concerning certain matters related to physician practice management entities ("PPMs") with contractual management arrangements. The accounting guidance provides a listing of criteria which, when applied to the contractual arrangements between PPMs and the medical practice company, indicate whether or not they should be consolidated. In accordance with the criteria outlined, AccelPath had included the accounts and the operations of the PLLC.

The accompanying consolidated financial statements also include the operations of its wholly-owned subsidiary, Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5).  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company's former Chief Executive Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

The Company consolidates all entities in which the Company holds a "controlling financial interest." For voting interest entities, the Company is considered to hold a controlling financial interest when the Company is able to exercise control over the investees' operating and financial decisions. For variable interest entities ("VIEs"), the Company is considered to hold a controlling financial interest when it is determined to be the primary beneficiary. For VIEs, a primary beneficiary is a party that has both: (1) the power to direct the activities of a VIE that most significantly impact that entity's economic performance, and (2) the obligation to absorb losses, or the right to receive benefits, from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE is based on the amount and characteristics of the entity's equity.

All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company's consolidated financial statements.

Settlement Agreement Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, the Company entered into a Settlement Agreement with EOIR Holdings, LLC ("LLC") and EOIR Technologies, Inc. ("EOIR"), settling all claims related to the Stock Purchase Agreement (see Note 4).

Under the terms of the Settlement Agreement, LLC agreed to pay the Company $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 was payable to the Company in the event that EOIR was awarded task orders under its current STES contract totaling $495,000,000. The Settlement Agreement was entered into after a binding arbitration decision awarded the Company $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid the Company $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The release of the WEBSS contract fell behind original expectations and was finally awarded in March 2012.  The $5 million contingent receivable, which was acquired by AccelPath in the reverse acquisition, was collected on April 24, 2012.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT'S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company incurred a net loss applicable to common shareholders of $1,385,185 for the nine months ended March 31, 2012. The Company also incurred a net loss applicable to common shareholders of $2,983,213 for the year ended June 30, 2011.  Further, the Company had working capital deficits of $1,417,227 and $682,682 and stockholders' deficits of $1,253,972 and $286,190 at March 31, 2012 and June 30, 2011, respectively. Management is anticipating sales growth through an expanded customer base and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3.   CUSTOMER CONTRACTS AND GOODWILL

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.'s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

At March 31, 2012, the customer contracts have a cost basis of $350,000 and accumulated amortization of $189,582.  The customer contracts are being amortized over an estimated life of two years.  Amortization expense was $43,750 and $131,250 for the three and nine months ended March 31, 2012, respectively.  Amortization expense was $14,583 for the three and nine months ended March 31, 2011.  Amortization expense for the years ending June 30, 2012 and 2013 is expected to be $175,000 and $116,668, respectively. These contracts do not contain extension or renewal terms.

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill is not amortized but is tested at least annually for impairment.   The purchase price allocation, as described in Note 1 was preliminary and was subject to change as the contingent value rights payable was subject to adjustment for certain future events as defined in the contingent value rights agreement.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million on the entire amount of goodwill in the fourth quarter of the year ended June 30, 2011.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158. Goodwill was $0 at March 31, 2012 and June 30, 2011.

4.  DISCONTINUED OPERATIONS

Included in the net assets acquired by AccelPath in the reverse acquisition were assets and liabilities related to discontinued operations. On September 10, 2007, the Company and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement ("SPA") with EOIR Holdings LLC ("LLC"), a Delaware limited liability company, pursuant to which the Company agreed to sell EOIR to LLC.  The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate ("NVESD"). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the SPA.

On August 26, 2008, LLC notified the Company that, in their opinion, the conditions set forth in the Stock Purchase Agreement triggering payment of the Contingent Purchase Price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded the Company $23,778,403.  The $23,778,403 included $830,070 of interest through the date of the Award and was also subject to additional interest at 3.25% from the date of the Award through the date of payment.  On October 26, 2009, the Company entered into a Settlement Agreement with LLC and EOIR settling all claims related to the Stock Purchase Agreement (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.  The accretion of the discount was recorded in income from continuing operations as the interest income represents the consequences of management's subsequent decision to hold the related asset.  The liabilities related to discontinued operations of $1,045,374 were paid in April and May 2012.

There was no loss from discontinued operations for the three and nine months ended March 31, 2012 and 2011.

5.  TECHNEST, INC.

The Company owns a 49% interest in Technest, Inc. which conducts research and development in the field of computer vision technology.  The Company has the right of first refusal to commercialize products resulting from this research and development.  The Company's former Chief Executive Officer beneficially owns 23% of Technest, Inc., a current employee of Technest owns 23% and an unrelated third party owns 5%.  The Company has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

6.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, the Company entered into a Contingent Value Rights Agreement (the "CVR Agreement") pursuant to which the Company's common stockholders of record as of January 25, 2011 received one contingent value right (a "CVR") for each share of common stock held by them.  Each CVR entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the "Settlement Agreement"), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  The contingent value rights payable was acquired by AccelPath in the reverse acquisition.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158.  At March 31, 2012, management increased the contingent value rights payable by $147,595, decreased accrued income taxes by $113,106 and decreased accounts payable by $34,489 to reflect the amounts to be paid out of the Settlement Agreement.  The payment under the Settlement Agreement was received by the Company on April 24, 2012 and the CVR payment of $3,390,000, or approximately $0.103739 per CVR, was made on May 8, 2012.

7.  NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2012	June 30, 2011
Note payable - former Managing Member (see Note 9)	$27,750	$46,250
Note payable - related corporation	4,300	-
Note payable - stockholder	13,000	-
Note payable - Chief Executive Officer	5,000	-
Note payable - Southridge Partners II LP	40,000	-
Convertible notes payable	145,000	-
Total	235,050	46,250
Convertible notes payable, discount	(35,993)	-
Total, net of discount	199,057	46,250
Less current portion	129,221	-
Long-term debt	$69,836	$46,250

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended December 31, 2011, the Company borrowed $15,000 from a stockholder and $5,000 from our Chief Executive Officer.  On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matures on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated the proceeds received to the note and the warrants based on their relative fair values.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note.

On February 17, 2012, the Company borrowed $100,000.  The convertible promissory note bears interest at 5% per annum and matures on August 16, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision.  The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated the proceeds received to the note and the warrants based on their relative fair values.  The Company allocated $32,743 of the proceeds to the warrant and $67,257 of the proceeds to the discounted value of the note.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $8,298 and $9,352 for the three and nine months ended March 31, 2012.

8.  PREFERRED STOCK

Bridge Financing

On January 11, 2011, the Company entered into a Securities Purchase Agreement with Southridge Partners II, LP ("Southridge") to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition.  Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge are convertible into 6,754,173 shares of common stock.  Prior to the closing of the reverse acquisition, Southridge Partners, LP and its affiliates were the holders of a majority of the Company's shares of common stock.  The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.  On March 4, 2011, Southridge purchased $150,000 of Series E Preferred, on April 18, 2011, Southridge purchased $75,000 of Series E Preferred, and on June 2, 2011 Southridge purchased $75,000 of Series E Preferred for cash.

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

The Company accrued cash dividends payable of $3,167 and $10,833 for the three and nine months ended March 31, 2012, respectively.  The Company accrued cash dividends payable of $563 for the three and nine months ended March 31, 2011.  At March 31, 2012, accrued dividends payable of $14,344 is included in accrued expenses and other current liabilities.

On February 15, 2012, Southridge converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

9.  COMMON STOCK ISSUANCES AND REPURCHASES

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At March 31, 2012, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At March 31, 2012, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Interest expense for the three and nine months ended March 31, 2012 was $830 and $1,884, respectively. Consulting expense for the three and nine months ended March 31, 2012 was $0 and $3,000, respectively.  There was no interest or consulting expense for the three and nine months ended March 31, 2011.

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP (the "Equity Purchase Agreement").  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered. During the three months ended March 31, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock.

On March 7, 2011, the Company issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  The $36,000 fair value of the common stock issued was recorded as a deferred financing cost.  The Company charged the deferred financing costs against the proceeds received from the Equity Purchase Agreement during the three months ended March 31, 2012.

10.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan and reserved up to 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval by March 4, 2012.  On February 17, 2012, the stockholders approved the plan.  The plan also provides for automatic annual increases on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  As of January 1, 2012, the number of shares reserved under the plan automatically increased to 53,000,000.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

Valuation and amortization method. The fair value of each stock award is estimated on the grant date using the Black-Scholes option-pricing model.  The estimated fair value of employee stock options is amortized to expense using the straight-line method over the vesting period.

Volatility. The Company estimates volatility based on the Company's historical volatility.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption.

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future.  The Company applied the simplified method of estimating the expected term of the options, as described in the SEC's Staff Accounting Bulletins 107 and 110, as the Company has had a significant change in its business operations as result of the reverse acquisition and the historical experience is not indicative of the expected behavior in the future.  The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of March 31, 2012 which was management's best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Risk-free interest rate	0.82% - 1.04%	1.76% - 2.28%
Expected dividend yield	-	-
Expected term	5 - 5.5 years	6 years
Forfeiture rate	0%	0%
Expected volatility	122.33% - 185.94%	128.99% - 136.20%

A summary of option activity as of March 31, 2012 and for the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2011	43,100,000	$0.065	9.78 years	-
Granted	2,740,000	$0.016
Exercised	-	$-
Forfeited or expired	-	$-
Outstanding at March 31, 2012	45,840,000	$0.062	9.06 years	$14,288
Exercisable at March 31, 2012	1,041,669	$0.015	9.71 years	$5,208

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

On January 12, 2012, the Board of Directors granted stock options to purchase120,000 shares of common stock at an exercise price of $0.0051 per share.  The weighted average fair value of the options on the date of the grant was estimated at $0.004 per share. These options vest over one year and have a term of 10 years.

Stock-based compensation expense for options for the three and nine months ended March 31, 2012 was $224,167 and $417,334, respectively.  At March 31, 2012, unrecognized total compensation cost related to all unvested awards of $1,226,505 is expected to be recognized over a weighted average period of 1.97 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  Consulting expense recorded for the restricted stock award was $4,167 for the three and nine months ended March 31, 2012.

 At March 31, 2012 there were 4,660,000 shares reserved for future grants.

Warrants

The Company's outstanding warrants remained in place subsequent to the reverse acquisition.  No warrants were exercised during the nine months ended March 31, 2012.  On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired.  The Company has reserved shares of common stock for the exercise of 75,000 outstanding warrants exercisable at $5.85 per share which expire on August 3, 2013.

In February 2012, the Company issued 1,500,000 warrants in connection with the convertible notes payable (see Note 7).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years.

At March 31, 2012, the weighted average remaining life of the warrants is 4.7 years, the warrants are exercisable and the aggregate intrinsic value is $15,000.

Stock Award Plan

The 2006 Stock Award Plan, pursuant to which the Company may award shares of common stock to employees, officers, directors, consultants and advisors, remains in place subsequent to the reverse acquisition.

The Company has broad discretion in making grants under the 2006 Stock Award Plan and may make grants subject to such terms and conditions as determined by the Board of Directors.  As of March 31, 2012, the Company has 111,845 shares available for future grant under the Plan.

11.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2012 and 2011 consist of the following:

	Shares Potentially Issuable
	2012	2011
Series E 5% Convertible Preferred Stock	4,502,783	3,377,086
Stock options	45,840,000	-
Restricted stock award	2,500,000	-
Warrants	1,575,000	275,000
Total	54,417,783	3,652,086

12.  COMMITMENTS AND CONTINGENCIES

Facility Rental

The Company leased offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which expired on December 31, 2011.  At March 31, 2012, unpaid rent of $66,137 is included in accounts payable and $32,481 of unpaid operating expense charges are included in accrued expenses and other current liabilities.

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on December 31, 2012.  The lease required the payment of a refundable security deposit of $4,000 which is included in prepaid expenses and other current assets at March 31, 2012.  Monthly lease amounts for this facility total approximately $2,000 including monthly operating expense charges of $763.  Rent expense is included in the accompanying financial statements since the reverse acquisition.

Rent expense for the three and nine months ended March 31, 2012 was $6,000 and $104,241, respectively. Future minimum rental payments required under the current operating lease through expiration are $18,000.

Operating Lease

In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease required monthly rental payments of $3,698 and expired in May 2015.  The lease terms required payment of a refundable security deposit of $18,000 which is included in deposits on the Company's consolidated balance sheet.  Rent expense for the three and nine months ended March 31, 2012 was $0 and $18,575, respectively.  Rent expense for the three and nine months ended March 31, 2011 were $11,094 and $33,282, respectively.  On April 9, 2012, AccelPath entered into a general release and covenant not to sue with the lessor.  Under the terms of the release, AccelPath returned the equipment to the lessor, the lessor returned AccelPath's security deposit and the parties released each other from any and all claims.

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminates on December 31, 2012.  The agreement may be cancelled by the Company with 90 days prior notice.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock (see Note 10), a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, was $17,500 for the three and nine months ended March 31, 2012.

On March 15, 2012, the Company entered into a six month consulting agreement.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement.  The Company also granted the consultant a restricted stock award (see Note 10).  Consulting expense, not including expense recognized for the restricted stock award, was $10,000 for the three and nine months ended March 31, 2012.

13.  INCOME TAXES

There was no provision for federal or state income taxes for the nine months ended March 31, 2012 due to the Company's operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership's income or loss is allocated directly to the partners for income tax purposes.  Accordingly, there was no provision for federal or state income taxes for the nine months ended March 31, 2011.

The Company's deferred tax assets consist primarily of the tax effects of its net operating loss carryforwards.  As of March 31, 2012, the Company had a valuation allowance against 100% of the deferred tax asset.  Management has determined that certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  The Company carried forward the deferred tax assets, liabilities and valuation reserve of the Company after the reverse acquisition because for tax purposes the Company acquired AccelPath as a subsidiary.  On March 31, 2012, the Company decreased accrued income taxes payable by $113,106 to reflect the liabilities acquired in the reverse acquisition. (See Note 6).

14.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of employees. Essentially all the Company's employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan for the three and nine months ended March 31, 2012 were $3,588 and $15,758, respectively.  Contributions and other costs of the plan for the three and nine months ended March 31, 2011 were $1,418.

15.  RELATED PARTY TRANSACTIONS

AccelPath made monthly payments of $10,000 each to certain executives (formerly "Managing Members") as compensation for services performed.   On March 4, 2011, one of the Managing Members resigned (see Note 9) and is no longer receiving this monthly payment. Two executives continue to receive this compensation. No written agreements are currently in place related to these payments.

AccelPath recognized $55,000 and $175,000 of expense for these monthly payments during the three and nine months ended March 31, 2012, respectively.  AccelPath recognized $90,000 and $270,000 of expense for these monthly payments during the three and nine months ended March 31, 2011, respectively.  At March 31, 2012, $125,000 of unpaid monthly payments is recorded as accrued compensation.

16.  OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  Where applicable, "Unallocated" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended March 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$50,537	$104,300	$-	$154,837
Operating loss	(85,094)	(244,068)	(224,167)	(553,329)
Other income	-	6,720	-	6,720
Interest expense	2,995	7,448	-	10,443
Depreciation and amortization	1,106	43,750	-	44,856
Expenditure for long-lived assets, including intangibles	12,300	-	-	12,300

	Three Months Ended March 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$110,099	$52,881	$-	$162,980
Operating loss	(400,415)	(142,853)	-	(543,268)
Interest and other income	-	5,305	-	5,305
Interest expense	-	-	-	-
Depreciation and amortization	310	15,006	-	15,316
Expenditure for long-lived assets, including intangibles	4,200	-	-	4,200

	Nine Months Ended March 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$130,092	$339,945	$-	$470,037
Operating loss	(490,099)	(609,577)	(417,334)	(1,517,010)
Other income	-	115,489	-	115,489
Interest expense	8,901	7,448	-	16,349
Depreciation and amortization	1,726	131,250	-	132,976
Expenditure for long-lived assets, including intangibles	34,100	-	-	34,100
Total Assets at March 31, 2012	106,968	191,215	5,000,000	5,298,183

	Nine Months Ended March 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$181,526	$52,881	$-	$234,407
Operating loss	(917,393)	(142,853)	-	(1,060,246)
Interest and other income	-	5,305	-	5,305
Interest expense	-	-	-	-
Depreciation and amortization	516	15,006	-	15,522
Expenditure for long-lived assets, including intangibles	10,391	-	-	10,391
Total Assets at March 31, 2011	305,616	1,568,969	5,036,000	6,910,585

17.  SUBSEQUENT EVENTS

On April 18, 2012, the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on October 17, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On April 24, 2012, the Company received the $5,000,000 payment pursuant to the Settlement Agreement between the Company and EOIR Holdings LLC dated October 26, 2009, upon EOIR Technologies, Inc. being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract.    The Board of Directors of the Company had declared, as a return of capital distribution to its shareholders of record as of January 25, 2011, one (1) CVR for each share of the Company's common stock outstanding as of such record date, which entitled the holders thereof to receive a pro rata share of the payment received by the Company pursuant to the Settlement Agreement, less certain expenses that were deducted from such payment. On May 8, 2012, the holders of the CVRs received a payment of $0.103739 per CVR as a return of capital distribution.

The terms and conditions of the CVRs are set forth in the Contingent Value Rights Agreement dated as of January 13, 2011 (the "CVR Agreement"), by and between Technest Holdings, Inc. and Mellon Investor Services LLC ("Mellon") filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011.  Please note that, effective as of February 1, 2011, Continental Stock Transfer & Trust Company ("Continental") was appointed as the successor agent, replacing Mellon as the agent for the CVRs pursuant to the CVR Agreement.  The foregoing is only a summary and is qualified in its entirety by the CVR Agreement.

 There were no other subsequent events that required recognition or disclosure in the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding the Company's capital needs, business strategy and expectations. These statements include, but are not limited to, the final amount of the payments under the CVR Agreement and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether the Company will realize the improvements in its operations that it expects from the reverse acquisition of AccelPath; general economic conditions; and those risks identified and discussed by the Company in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

OVERVIEW

The Company has two primary businesses: AccelPath, which is in the business of enabling pathology diagnostics and Technest, which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.  Each of the AccelPath and Technest businesses are described below.

AccelPath Business

We are a technology solutions company that delivers services that play a key role in the delivery of information for diagnosis of diseases and other pathologic conditions with and through our associated pathologists and strategic alliances. The experienced pathologists and medical institutions with whom we partner to manage slide and information delivery prepare comprehensive diagnostic reports of a patient's condition and consult with referring physicians to help determine the appropriate treatment. Such diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients' health in a cost-effective manner. We seek out referring physicians and histology laboratories in need of pathology interpretations for our associated pathologists and manage slide delivery and develop services for managing the information.

We are focused on providing technology solutions for the anatomic pathology market. Our business model builds upon the expertise of experienced pathologists to provide seamless, reliable and comprehensive pathology and special test offerings to referring physicians using conventional and digital technologies.  The pathologists with whom we contract seek to establish long-standing relationships with the referring physicians as a result of focused delivery of our diagnostic services, personalized responses and frequent consultations, and flexible information technology, or IT, solutions that are customizable to the referring physicians' or laboratories as well as the pathologists' needs. Our IT and communications platform enables us to deliver diagnostic reports to referring physicians generally within 24 hours of slide receipt, helping to improve patient care. In addition, our IT platform enables us to closely track and monitor medical trends from referring physicians.

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company's largest customers have been the National Institutes of Health and the Department of Defense.

After the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of Technest and its intellectual property.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property.

Name Change and Domicile Change

On February 7, 2012, the Company's Board of Directors approved and recommended a change in the Company's name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  On February 17, 2012, a majority of the stockholders approved the name change and the domicile change as more fully described in the Company's Definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on March 16, 2012, which description is incorporated by reference herein (the "Information Statement"). The name change and domicile change became effective on May 2, 2012. In connection with the name and domicile change, the Company's common stock began trading on the OTCBB under the trading symbol ACLP.OB (instead of TCNH.OB) as of May 9, 2012.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2012 compared with the three and nine months ended March 31, 2011

On March 4, 2011, the Company acquired AccelPath, LLC and it became a wholly-owned subsidiary of the Company. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a reverse acquisition whereby AccelPath, LLC was deemed to be the accounting acquirer.  Accordingly, the results of operations of the Company have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath, LLC are presented as the historical financial statements of the Company.

Revenues

The Company had $154,837 in revenues during the three months ended March 31, 2012 compared with $162,980 in revenues during the three months ended March 31, 2011.  Revenues for the three months ended March 31, 2012 consisted of $50,537 of revenues generated by AccelPath's medical diagnostic services and $104,300 of revenues generated by Technest's Small Business Innovation Research grants in the field of 3-dimensional imaging compared with $110,099 of revenues generated by AccelPath and $52,881 of revenues generated by Technest in the three months ended March 31, 2011.  AccelPath exited the development stage and began generating revenue in October 2010.  The decrease in revenue in the current period resulted from the $51,419 increase in Technest revenue being offset by the $59,562 decrease in AccelPath revenue. The $51,419 increase in Technest revenue is primarily due to the three months of revenue recognized in the three months ended March 31, 2012 compared to the recognition of only one month of revenue in the three months ended March 31, 2011 because the reverse acquisition took place on March 4, 2011.  AccelPath revenue decreased by $59,562 as AccelPath changed its business model by charging a reduced fee for its services and eliminating certain costs of revenue.

The Company had $470,037 in revenues during the nine months ended March 31, 2012 compared with $234,407 in revenues during the nine months ended March 31, 2011.  Revenues for the nine months ended March 31, 2012 consisted of $130,092 of revenues generated by AccelPath's medical diagnostic services and $339,945 of revenues generated by Technest's Small Business Innovation Research grants in the field of 3-dimensional imaging compared with $181,526 of revenues generated by AccelPath and $52,881 of revenues generated by Technest in the nine months ended March 31, 2011.  AccelPath exited the development stage and began generating revenue in October 2010.  The increase in revenue is primarily due to the Technest revenue recognized in the current period.

At March 31, 2012, Technest's backlog of funded contracts was approximately $101,561.

Gross profit

The gross profit for the three months ended March 31, 2012 was $78,991 or 51% of revenues compared to a gross profit of $52,317 or 32% for the three months ended March 31, 2011.  The increase in gross profit was primarily due to the increase in the Technest revenue in the current period.  In addition, AccelPath's gross profit percentage improved during the current period as AccelPath has changed its business model by charging a reduced fee for its services and eliminating certain costs of revenue.

The gross profit for the nine months ended March 31, 2012 was $255,970 or 54% of revenues compared to a gross profit of $23,009 for the nine months ended March 31, 2011.  The gross profit increased by $110,493 due to the additional Technest revenue in the current period.  There was only $52,881 of Technest revenue in the nine months ended March 31, 2011 as the reverse acquisition was

completed on March 4, 2011.   In addition, AccelPath's gross profit improved by $122,468 during the current period as AccelPath has changed its business model by charging a reduced fee for its services and eliminating certain costs of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2012 were $588,570 compared to $581,002 for the three months ended March 31, 2011.  During the three months ended March 31, 2012, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses. In addition, stock-based compensation expense of $224,167 was recognized during the three months ended March 31, 2012.  The current period stock-based compensation expense is due to options granted after the reverse acquisition.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  During the three months ended March 31, 2011, these expenses consisted primarily of compensation paid to managing members, professional fees, and travel expenses incurred by AccelPath.  The increase in expenses is due to the stock-based compensation expense of $224,167 offset primarily by decreases in professional fees, compensation expenses and occupancy expenses.

Selling, general and administrative expenses for the nine months ended March 31, 2012 were $1,593,572 compared to $1,053,312 for the nine months ended March 31, 2011.  During the nine months ended March 31, 2012, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses. In addition, stock-based compensation expense of $417,334 was recognized during the nine months ended March 31, 2012.  The current period stock-based compensation expense is due to options granted after the reverse acquisition.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  During the nine months ended March 31, 2011, these expenses consisted primarily of compensation paid to managing members, professional fees, and travel expenses incurred by AccelPath. The increase in expenses is also due to the additional costs of being a public company in 2011 and the inclusion of the expenses of the Technest business.

Amortization of customer contracts

Amortization of intangible assets for the three months ended March 31, 2012 was $43,750 compared to $14,583 of amortization expense for the three months ended March 31, 2011.  Amortization expense consists of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Amortization of intangible assets for the nine months ended March 31, 2012 was $131,250 compared to $14,583 of amortization expense for the nine months ended March 31, 2011.  Amortization expense consists of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Operating loss

The operating loss for the three months ended March 31, 2012 was $553,329 compared with $543,268 for the three months ended March 31, 2011.  The increase in the operating loss is primarily due to the increase in gross profit being offset by the increases in selling, general and administrative expenses and amortization expense described above.

The operating loss for the nine months ended March 31, 2012 was $1,517,010 compared with $1,060,246 for the nine months ended March 31, 2011.  The increase in the operating loss is primarily due to the increase in selling, general and administrative expenses described above, the increase in amortization expense, and a goodwill impairment loss of $48,158.  The increased expense more than offset the increase in gross profit generated from increased revenue and lower cost of revenue by AccelPath.  The goodwill impairment loss was recognized due to an increase in the contingent value rights payable liability during the three months ended September 30, 2011.  Management had previously completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2011.

Other income (expense)

Net other income (expense) was $(3,723) for the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company had $10,443 in interest expense on late credit card payments and notes payable.  In addition, the Company recognized other income of $6,720 related to the licensing of certain intellectual property in connection with a settlement agreement with a former employee.  The Company recognized $5,305 in interest income under the Settlement Agreement with EOIR Technologies, Inc. during the three months ended March 31, 2011.

Net other income (expense) was $99,140 for the nine months ended March 31, 2012.  During the nine months ended March 31, 2012, the Company had $16,349 in interest expense on late credit card payments and notes payable.  In addition, the Company recognized other income of $115,489 related to the licensing of certain intellectual property in connection with a settlement agreement with a former employee.  The Company has collected and recognized the entire $120,000 licensing fee in the settlement as of March 31, 2012 and is entitled to additional licensing fees based on future events.  The Company recognized $5,305 in interest income under the Settlement Agreement with EOIR Technologies, Inc. during the nine months ended March 31, 2011.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended March 31, 2012 was $560,586 in comparison with a net loss of $555,314 applicable to common shareholders for the three months ended March 31, 2011.  The net loss per share was $0.005 per share for the three months ended March 31, 2012 and $0.005 per share for the three months ended March 31, 2011.  Included in the net loss applicable to common shareholders for the three months ended March 31, 2012 are accrued cash dividends of $3,167 on the Series E 5% Convertible Preferred Stock.  Included in the net loss applicable to common shareholders for the three months ended March 31, 2011 are non-cash deemed dividends of $18,854 and accrued cash dividends of $563 on the Series E 5% Convertible Preferred Stock.

The net loss applicable to common shareholders for the nine months ended March 31, 2012 was $1,385,185 in comparison with a net loss of $1,072,292 applicable to common shareholders for the nine months ended March 31, 2011.  The net loss per share decreased to $0.011 per share for the nine months ended March 31, 2012 from $0.012 per share for the nine months ended March 31, 2011.  Included in the net loss applicable to common shareholders for the nine months ended March 31, 2012 are accrued cash dividends of $10,833 on the Series E 5% Convertible Preferred Stock.  Included in the net loss applicable to common shareholders for the nine months ended March 31, 2011 are non-cash deemed dividends of $18,854 and accrued cash dividends of $563 on the Series E 5% Convertible Preferred Stock.  The net loss increased due to increased selling, general and administrative costs which were partially offset by higher gross profit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2012, the Company had a working capital deficit of $1,417,227 due primarily to the operating losses incurred during the nine months ended March 31, 2012 and the year ended June 30, 2011.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the nine months ended March 31, 2012, we received $34,640 from the sale of common stock and $214,300 from the issuance of notes payable.  We also received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $300,000 from the sale of preferred stock during the year ended June 30, 2011.  Cash used by operating activities was $228,211 for the nine months ended March 31, 2012.  We used cash of $869,824 to fund our operating activities during the year ended June 30, 2011.  Our primary uses of operating cash were for compensation payments, professional fees related to the reverse acquisition, consulting fees and travel expenses.

Sources of Liquidity

During the nine months ended March 31, 2012 and the year ended June 30, 2011, we satisfied our operating cash requirements primarily from the sale of common stock and Series E 5% Convertible Preferred Stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

On February 10, 2012, the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant also includes a cashless net exercise provision. The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On February 17, 2012, the Company borrowed $100,000.  The convertible promissory note bears interest at 5% per annum and matures on August 16, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision.  The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On April 18, 2012, the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on October 17, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision.  The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On March 7, 2011, the company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the three months ended March 31, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the Equity Purchase Agreement.

Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled "Risks Related to Market Conditions."

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2012, the Company had warrants outstanding for the purchase of 1,575,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of March 31, 2012, the Company had stock options outstanding for the purchase of 45,840,000 shares of common stock.  In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012.

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2011as filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

Our management, with the participation of our Chief Executive Officer ("CEO") and our Principal Financial Officer ("PFO"), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2012, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2012, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Subject to the Company's ability to obtain financing and hire additional employees, the Company expects to be able to design and implement effective internal controls in the future that address these material weaknesses.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 and June 30, 2011 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks described below and elsewhere in this report and the information under "Note Regarding Forward-Looking Statements," before you decide to buy our common stock. If any of the following risks, or other risks not presently known to us or that we currently believe are not material, develop into an actual event, then our business, financial condition and results of operations could be adversely affected. In that case, the trading price of our common stock could decline due to any of these risks and uncertainties, and you may lose part or all of your investment.

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

We commenced providing our services in October 2010.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services are still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

.

execute our business model;

.

create brand recognition;

.

respond effectively to competition;

.

manage growth in our operations;

.

respond to changes in applicable government regulations and legislation;

.

access additional capital when required; and

.

attract and retain key personnel.

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

We will have ongoing capital needs as we expand our business.  If we raise additional funds through the sale of equity or convertible securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock.  We may have to issue securities that have rights, preferences and privileges senior to our common stock.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Although we have been successful in the past in obtaining financing for working capital, there can be no assurance that we will be able to obtain the additional financing we may need to fund our business, or that such financing will be available on acceptable terms.  In addition, we may attempt to obtain financing by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders' interests in our Company to be diluted, which may negatively affect the value of their shares.

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

We rely on broadband connections provided by third party suppliers to route digital images from laboratories within the United States to our associated pathologists at the interpretation centers with whom we contract. Any interruption in the availability of the network connections between the hospitals and our interpretation centers would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential referring physicians to believe that our systems are unreliable, leading them to switch to our competitors. Because referring physicians may use our services for critical healthcare services, any system failures could result in damage to the referring physicians' businesses and reputation. These referring physicians could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time-consuming and costly for us to resolve.

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

Hospital privileging requirements or physician licensure laws may limit our market, and the loss of hospital privileges or state medical licenses held by our associated pathologists could have a material adverse effect on our business, financial condition and results of operations.

Each of our associated pathologists must be granted privileges to practice at each hospital from which the pathologist receives images and must hold a license in good standing to practice medicine in the state in which the hospital or laboratory is located. The requirements for obtaining and maintaining hospital privileges and state medical licenses vary significantly among hospitals and states. If a hospital or state restricts or impedes the ability of physicians located outside of the state to obtain privileges or a license to practice medicine at that hospital or in that state, the market for our services could be reduced. In addition, any loss of existing privileges or medical licenses held by our associated pathologists could impair our ability to serve our existing referring physicians and have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends in part upon our ability to market our services under the "AccelPath" brand and we have not secured registrations of this or other marks. Other businesses may have prior rights in the brand names that we market under or in similar names, which could limit or prevent our ability to use these marks, or to prevent others from using similar marks. If we are unable to prevent others from using our brand names, or if others prohibit us from using them, our revenue could be adversely affected. Even if we are able to protect our intellectual property rights in such brands, we could incur significant costs in doing so.

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

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a third party asserts that our technology violates that third-party's proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending against any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and hurt our financial position.

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

Following the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of the Technest products and intellectual property.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property. If the Company is not successful in these efforts, the financial condition of the Company could suffer.

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

Because Technest derives a substantial majority of our revenue from contracts with the Government, we believe that the success and development of our business will continue to depend on our successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our Government contracting business are:

.	changes in Government programs or requirements;

.

budgetary priorities limiting or delaying Government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential Governmental shutdowns (as occurred during the Government's 1996 fiscal year);

.	curtailment of the Government's use of technology solutions firms.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate Government contracts and Government contractors' administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Moreover, if any of the administrative processes and systems is found not to comply with requirements, we may be subjected to increased government oversight and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause actual results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

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

Risks Related To "Controlled Companies"

Technest's controlling stockholder has significant influence over the Company.

As of May 15, 2012, Shekhar Wadekar, the Company's Chief Executive Officer owns 21.04% of the outstanding Common Stock, which becomes 20.3% upon the conversion of the Series E 5% Convertible Preferred Stock.  As a result, Mr. Wadekar possesses significant influence over our affairs.  His stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively own a controlling interest in our outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to the stockholders of the Company for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Minority shareholders of the Company will be unable to affect the outcome of stockholder voting if these investors or any other party retains a controlling interest.

Risks related to our Common Stock

Any additional funding we arrange through the sale of our common stock will result in dilution to existing security holders.

We will have to raise additional capital in order for our business plan to succeed. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Therefore, our most likely source of additional capital will be through the sale of additional shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 495,000,000 shares.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders' interests in our Company to be diluted, which may negatively affect the value of their shares.

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

Our stock price has been volatile.  From July 2007 to March 2012, the trading price of our common stock ranged from a low price of $0.0051 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

.

variations in our quarterly results of operations;

.

the introduction of new products by us or our competitors;

.

acquisitions or strategic alliances involving us or our competitors;

.

future sales of shares of common stock in the public market; and

.

market conditions in our industries and the economy as a whole.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares eligible for resale upon expiration of a lock-up agreement, shares issuable upon conversion of outstanding preferred stock or exercise of common stock options, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of March 31, 2012, we had 123,578,320 outstanding shares of common stock, and the following additional shares were reserved for issuance: 45,840,000 shares upon exercise of outstanding options, 4,502,783 shares upon conversion of preferred stock, 2,500,000 shares reserved for a restricted stock award, and 1,575,000 shares upon exercise of outstanding warrants.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws, making it difficult or impossible for our security holders to sell shares of its common stock in those states.

There is a limited public market for our shares of common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws, which prohibit trading absent compliance with individual state laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.

Our common stock is "penny stock," with the result that trading of our common stock in any secondary market may be impeded.

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

(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

monthly account statements showing the market value of each penny stock held in the customer's account.

Also, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

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

Other than the special "return of capital" cash distribution made in connection with the settlement agreement with EOIR Holdings, Inc., we have not declared any dividends since our inception, and we do not plan to declare any dividends in the foreseeable future. If we were to become profitable, it would be expected that all of such earnings would be retained to support our business. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

Risks Related To Market Conditions

The sale of material amounts of our common stock could encourage short sales by third parties and further depress the price of our common stock.  As a result, you may lose all or part of your investment.

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

We have begun to drawn down funds and have issued a total of 1,047,634 shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement declared effective by the SEC continue to be effective. The registration statement was declared effective on February 9, 2012.  In addition, the registration statement registers 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of the current registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

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

.

That no statute, rule, regulation, executive order, decree, ruling or injunction has been, commenced, entered or adopted by any court or governmental authority that prohibits or materially adversely affects any of the transactions contemplated by the Equity Purchase Agreement;

.

that there is no material adverse change in our business or financial condition since the date of the Company's most recently filed report under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;

.

that the trading of our common stock has not been suspended by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc. or the principal exchange which is at the time the principal trading exchange or market for our common stock;

.

that the number of Put Shares to be purchased by Southridge plus all other securities beneficially owned by Southridge does not exceed 9.99% of our outstanding common stock on the closing date of any Put;

.

that the issuance of the put shares does not exceed the aggregate number of shares of that we may issue without breaching the Company's obligations under the rules or regulations of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock;

.

that the Company has no knowledge of any event more likely than not to have the effect of causing the registration statement to be suspended or otherwise ineffective within 15 days from delivery of the Put Notice;

.

that issuance of shares of common Stock at any closing does not violate the shareholder approval requirements of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock; and

.

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

Accordingly, because our ability to draw down amounts under the Equity Purchase Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down all of the $5 million available to us under the Equity Purchase Agreement.

We have registered an aggregate of 25,800,000 shares of common stock to be issued under the Equity Purchase Agreement. The sale of such shares could depress the market price of our common stock.

We have registered an aggregate of 25,800,000 shares of common stock under a registration statement for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 17.7% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

The Equity Purchase Agreement's pricing structure may result in dilution to our stockholders.

Pursuant to the Equity Purchase Agreement, Southridge committed to purchase, subject to certain conditions, up to the $5 million of our common stock over a two-year period. If we sell shares to Southridge under the Equity Purchase Agreement, or issue shares in lieu of any blackout payment (as described below), it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Equity Purchase Agreement, we will issue shares to Southridge at a discount of 5% from the average price of our common stock. If we draw down amounts under the Equity Purchase Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. In addition, we are entitled in certain circumstances to deliver a "blackout" notice to Southridge to suspend the use of the registration statements that we have filed or may in the future file with the SEC registering for resale the shares of common stock to be issued under the Equity Purchase Agreement. If we deliver a blackout notice in the fifteen trading days following a settlement of a draw down, then we must issue Southridge additional shares of our common stock.

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

Our report from our independent registered public accounting firm for the year ended June 30, 2011 includes an explanatory paragraph stating that our recurring losses from operations, negative cash flows from operations, stockholders' deficit and working capital deficit raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After the sale of the shares registered hereunder, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, the Company entered into a loan agreement (the "Loan Agreement") with Mr. Timothy King, a current shareholder of the Company, pursuant to which the Company entered into a convertible promissory note to borrow $50,000 (the "Note") from Mr.  King and agreed to issue Mr. King a five-year warrant to purchase 500,000 shares of our Common Stock, par value $.001 per share (the "Warrant") at an exercise price of $0.01 per share.  The Note bears an interest rate of 5% per annum and shall be paid on or before October 17, 2013. The entire principal amount of the Note may be converted into shares of our Common Stock at the election of Mr. King at any time. The number of shares into which the entire principal amount of the Note may be converted into is determined by dividing the entire principal amount of the Note outstanding by the closing bid price on the trading day immediately prior to the Company's receipt of the conversion notice; provided that in no event shall the per share price be less than $0.01 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of our Common Stock at the closing bid price immediately prior to the due date.   The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the Note.

The issuance and sale of the securities to Mr. King was not registered under the Securities Act of 1933, and was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, the Note and the Warrant, a copy of which is filed as Exhibit 10.1, Exhibit 10.2 and Exhibit 4.1 to this quarterly report on Form 10-Q, each of which are incorporated herein by reference.

Item 5. Other Information.

On April 24, 2012, the Company received the $5,000,000 payment pursuant to the Settlement Agreement between the Company and EOIR Holdings LLC dated October 26, 2009, upon EOIR Technologies, Inc. being awarded a contract under the Warrior Enabling Broad Sensor Services Indefinite Delivery Indefinite Quantity (ID/IQ) contract.    The Board of Directors of the Company had declared, as a return of capital distribution to its shareholders of record as of January 25, 2011, one (1) CVR for each share of the Company's common stock outstanding as of such record date, which entitled the holders thereof to receive a pro rata share of the payment received by the Company pursuant to the Settlement Agreement, less certain expenses that were deducted from such payment. On May 8, 2012, the holders of the CVRs received a payment of $0.103739 per CVR as a return of capital distribution.

The terms and conditions of the CVRs are set forth in the Contingent Value Rights Agreement dated as of January 13, 2011 (the "CVR Agreement"), by and between Technest Holdings, Inc. and Mellon Investor Services LLC ("Mellon") filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2011.  Please note that, effective as of February 1, 2011, Continental Stock Transfer & Trust Company ("Continental") was appointed as the successor agent, replacing Mellon as the agent for the CVRs pursuant to the CVR Agreement.  The foregoing is only a summary and is qualified in its entirety by the CVR Agreement.

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012	X
10.1	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King	X
10.2	Promissory Note dated April 18, 2012 payable to Mr. Timothy King	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

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

ACCELPATH, INC.

Date: May 21, 2012	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: May 21, 2012	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	Technest Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012	X
10.1	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King	X
10.2	Promissory Note dated April 18, 2012 payable to Mr. Timothy King	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.