Form 10-K
period 2012-06-30
AccelPath, Inc.
filed 2012-10-15
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

AccelPath, Inc.

(Formerly – TECHNEST HOLDINGS, INC.)

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5151193 (I.R.S. Employer Identification No.)

352A Christopher Avenue, Gaithersburg, MD	20879
(Address of principal executive offices)	(Zip Code)

352A Christopher Avenue, Gaithersburg, MD
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011

(See definition of affiliate in Rule 12b-2 of the Exchange Act.) was: $335,114

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

132,854,346 shares as of October 1, 2012, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

ACCELPATH (Formerly - TECHNEST HOLDINGS, INC.)

FORM 10-K

TABLE OF CONTENTS

June 30, 2012

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

In this annual report on Form 10-K, and unless the context otherwise requires the “Company,” “we,” “us” and “our” refer to AccelPath, Inc. (formerly - Technest Holdings, Inc.) and its subsidiaries, AccelPath, LLC, Technest, Inc. and Genex Technologies, Inc., taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

PART I

Item 1. Description of Business

Overview

The Company has two primary businesses: AccelPath, LLC which is in the business of enabling pathology diagnostics and Technest, Inc. which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.  Each of the AccelPath and Technest businesses are described below.

On March 4, 2011, the Company acquired AccelPath, LLC and it became a wholly-owned subsidiary of the Company.  The former members of AccelPath, LLC received an aggregate of 86,151,240 shares of our common stock and, immediately after the transaction, owned 72.5% of our issued and outstanding common stock.  Immediately prior to the merger, the Company had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath, LLC began operating as a wholly-owned subsidiary of the Company.

Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  The acquisition was accounted for as a reverse acquisition whereby AccelPath, LLC was deemed to be the accounting acquirer.  Accordingly, the results of operations of AccelPath, Inc. (formerly - Technest Holdings, Inc.) have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath, LLC are presented as the historical financial statements of the Company.

AccelPath Business

We are a technology solutions company providing services that play a key role in the delivery of information for diagnosis of diseases and other pathologic conditions with and through our associated pathologists and strategic alliances. The experienced pathologists and medical institutions with which we partner to manage slide and information delivery prepare comprehensive diagnostic reports of a patient’s condition and consult with referring physicians to help determine the appropriate treatment. Such diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients’ health in a cost-effective manner. We seek out referring physicians and histology laboratories in need of pathology interpretations for our associated pathologists and manage slide delivery and develop services for managing the information.

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

·

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

·

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

·

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

·

Professional Sales, Marketing and Client Relations Team.  We plan to maintain a sales, marketing and client service team who will meet the needs of referring physicians and their patients. These sales representatives will be incentivized through compensation plans to not only secure new physician clients seeking professional pathology services from the pathologists who contract with us, but also to maintain and enhance relationships with existing physician clients.

·

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

·

Experienced Senior Leadership.   We believe that our management’s experience in health care companies helps us to drive operating performance and hire and retain other employees and form alliances with leading medical institutions.

Our Business Strategy

We intend to achieve growth by pursuing the following strategies:

·

Continue to Drive Market Penetration through Sales and Marketing.  We plan to drive organic growth through our professional sales and marketing organization. We expect our sales and marketing team will provide us with broad coverage to augment and further penetrate existing relationships between referring physicians and our associated pathologists and to develop new referral relationships for our associated pathologists. We plan to strategically add sales professionals in markets that will most benefit from access to leading medical institutions for pathology professional services.

·

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

·

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

Sales and Marketing; Client Service

The selection of a pathologist or pathologists to perform diagnostic testing services is primarily made by an individual or group of referring physicians. We are building a sales and marketing team to better meet the needs of the referring physicians that are the customers of our associated pathologists. We will design our compensation structure to incentivize our sales representatives to not only secure new physician clients for our associated pathologists, but also to maintain and enhance relationships with existing physician clients of our associated pathologists.

We will focus our marketing and sales efforts primarily on clinical practices with in-office laboratories. The practices to which our marketing and sales efforts will be directed include both non-hospital-based and hospital-based physicians. Our sales representatives will concentrate on a geographic area based on the number of existing clients and client prospects, which we will identify using several national physician databases that provide practice address information, patient demographic information and other data.

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

·

Local and Regional Pathology Groups.  Local and regional pathology groups typically provide a relatively narrow menu of test services to community physicians and, in certain cases, to hospital-based pathologists.

·

National Laboratory Companies.  National laboratories typically offer a full suite of tests for a variety of medical professionals, including general practitioners, hospitals and pathologists. National laboratories have identified anatomic pathology as a focus area for future growth and will continue to be a competitive challenge going forward.

·

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

The anatomic pathology market remains highly fragmented, with the two largest clinical laboratory companies accounting for only 13 percent of annual revenues for the market in 2009. The remaining 87 percent of annual revenues for the market was comprised of over 13,000 pathologists and numerous specialized testing companies that offer a relatively narrow menu of diagnostic services. In 2009, approximately 70 percent of pathologists licensed in the U.S. were in private practices according to the Washington G-2 Report. There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practices’ pathologists. We believe this trend can be attributed to several factors, including cost containment pressures by governmental and other third-party payers, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices that can assist providers in the evolving health care environment. Larger practices can offer pathologists certain advantages, such as obtaining and negotiating contracts with hospitals and other providers, managed care providers and national clinical laboratories; marketing and selling of professional services; providing continuing education and career advancement opportunities; making available a broad range of specialists with whom to consult; providing access to capital and business and management experience; establishing and implementing more efficient and cost effective billing and collection procedures; and expanding the practice’s geographic coverage area.

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

Information Systems

We are focused on implementing IT systems that streamline internal operations and provide customized IT solutions to meet the needs of referring physicians and associated pathologists. We are developing AccelSlide™, a customizable solution to provide a gateway for entering and delivering clinical and patient information and reports and communicating with many of our referring physicians. Our IT solution provides an immediate impact to referring physicians and their offices. The most common connectivity tools include:

·

Electronic interfaces;

·

Referring physician EMR interfacing;

·

Secure internet report delivery (web portal); and

·

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

Our standard hospital contract agreement has a term of 5 years. The hospital, medical school, pathology practice or individual pathologist with whom we contract is responsible for billing patients, physicians and payers for services rendered by them for professional services, and in turn paying us a management fee. Our standard pathologists’ contract contains restrictive covenants, including non-competition, non-solicitation and confidentiality covenants. We are paid a fee for our services irrespective of whether or not the hospital, medical school, pathology practice or individual pathologist with whom we contract is reimbursed for the services they render.

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

As part of the HIPAA requirements, certain specified coding sets are established that must be used for all billing transactions. Currently, all healthcare providers use a system of diagnosis coding referred to as the International Classification of Diseases, 9th edition, or ICD-9. However, HHS, which oversees HIPAA, has recently established a new requirement that will require all healthcare entities, including ours, to move to a new system of diagnosis codes, ICD-10, by October 1, 2013. ICD-10 utilizes more codes and is considered more complex than the current system. Because we must often rely on referring physicians to supply us with the appropriate diagnosis codes, the movement to the new system may increase billing difficulties if physicians or payers have difficulty in making the transition to the new codes.

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

Technest Business Strategy

Following the acquisition of AccelPath, LLC, the Company is considering strategic alternatives to maximize the value of its products and intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 2012, we owned 22 U.S. patents and have one patent pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

U.S. Government contracts are, by their terms, subject to unilateral termination by the U.S. Government either for its convenience or default by the contractor if the contractor fails to perform the contracts’ scope of work. Upon termination other than for a contractor’s default, the contractor will normally be entitled to reimbursement for allowable costs and an allowance for profit. Foreign defense contracts generally contain comparable provisions permitting termination at the convenience of the government. To date, none of our significant contracts have been terminated.

As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government’s procurement policies, governmental appropriations, national defense policies or regulations, service modernization plans, and availability of funds. A reduction in expenditures by the U.S. Government for products and services of the type we manufacture and provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business.

Employees

As of September 11, 2012, we had 5 employees, 3 of which are full-time employees. We also have arrangements with independent contractors performing sales, marketing and client service roles.  Although we have had some employee turnover, we consider our relationships with these individuals to be good.

Corporate History

AccelPath, Inc. (formerly - Technest Holdings, Inc.) History

AccelPath, Inc. (formerly - Technest Holdings, Inc.) is the successor of a variety of businesses dating back to 1993.  We were incorporated in 1993 as Alexis and Co. in the State of Nevada, and subsequently changed our name to Wee Wees Inc. Prior to December 17, 1996, we had no operations. Between December 1996 and May 2002, we were involved in a number of different businesses.

Between October 10, 2003 and February 14, 2005, we had no operations, nominal assets, accrued liabilities totaling $184,468 and 139,620 (after giving effect to the Reverse Stock Split described below) shares of common stock issued and outstanding.

Acquisition of Genex. On February 14, 2005, Technest Holdings, Inc. became a majority owned subsidiary of Markland Technologies, Inc., a homeland defense, armed services and intelligence contractor. Technest Holdings, Inc. issued to Markland 1,954,023 shares of its common stock in exchange for 10,168,764 shares of Markland common stock which were used as partial consideration for the concurrent acquisition of Genex Technologies, Inc. The acquisition of Genex Technologies, Inc. was effected pursuant to an Agreement Plan of Merger, dated February 14, 2005, by and among Markland, Technest Holdings, Inc., Mtech Acquisition, Inc. (a wholly-owned subsidiary of Technest Holdings, Inc.), Genex and Jason Geng (the then sole stockholder of Genex). Technest Holdings, Inc. paid $3,000,000 in cash and transferred the 10,168,764 shares of Markland common stock to Jason Geng, the sole stockholder of Genex, for all of the capital stock of Genex. As a result of this transaction, Genex Technologies, Inc. became a wholly-owned subsidiary of Technest Holdings, Inc. Technest Holdings, Inc. financed the acquisition of Genex with the sale of 1,149,425 shares of Technest Holdings, Inc.’s Series B preferred stock (which were convertible into Markland common stock), five-year warrants to purchase up to 1,149,425 shares of Technest Holdings, Inc.’s common stock for an exercise price of $6.50 per share (after giving effect to the Reverse Stock Split), and 1,149,425 shares of Technest Holdings, Inc.’s Series C preferred stock convertible into 1,149,425 shares of Technest Holdings, Inc.’s common stock (after giving effect to the Reverse Stock Split). Technest received gross proceeds of $5,000,000 in this offering. The issuance of these securities was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

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

Acquisition of EOIR. On August 17, 2005, pursuant to a Stock Purchase Agreement with Markland, our majority stockholder, we purchased all of the outstanding stock of EOIR Technologies, Inc. (“EOIR”), formerly one of Markland’s wholly-owned subsidiaries. As consideration for the stock of EOIR, we issued 12 million shares of our common stock to Markland, and, as a result, Markland’s ownership of the Company increased at the time of the transaction from 85% to approximately 98% on a primary basis and from 39% to approximately 82% on a fully diluted basis (assuming the conversion of all of our convertible securities and the exercise of all warrants to purchase the Company’s common stock). This reorganization did not result in a change of control of EOIR. We did not need stockholder consent in order to complete this reorganization.  Markland acquired EOIR on June 29, 2004.

Sale of EOIR Technologies, Inc.  On September 10, 2007, the Company and EOIR, entered into a Stock Purchase Agreement (the “EOIR SPA”) with EOIR Holdings LLC, a Delaware limited liability company (“LLC”), pursuant to which the Company agreed to sell EOIR to LLC.  LLC is an entity formed on August 9, 2007 by The White Oak Guggenheim Defense and Aerospace Funds for the purposes of facilitating this transaction.

The sale of EOIR to LLC was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which is payable upon the successful re-award to EOIR of the contract with the U.S. Army’s Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was awarded the NVESD contract with a funding ceiling of $495 million. The Contingent Purchase Price of $23 million was due as of August 21, 2008 in accordance with the EOIR SPA. LLC alleged that the amount was not due because the award of the contract to EOIR did not meet the requirements for payment under the EOIR SPA.  However, following a seven-day Arbitration hearing that ended on June 30, 2009, the arbitration panel unanimously agreed with the Company and on August 21, 2009 ruled that LLC breached the EOIR SPA and must pay the remainder of the purchase price, including interest of $830,070, of $23,778,403 plus interest from the date of the Award through date of payment at 3.25%.  LLC filed a petition to vacate the arbitration award in the U.S. District Court for the District of Columbia.  On September 21, 2009, The Company filed its opposition to LLC’s motion to vacate the award and on October 5, 2009, the Company filed its opposition to LLC’s superseding petition to vacate the arbitration award.

On October 26, 2009, the Company entered into a Settlement Agreement with LLC and EOIR, settling all claims related to the EOIR SPA (see Note 3 to the consolidated financial statements of Technest Holdings, Inc. for the years ended June 30, 2010 and 2009 for additional information).  Under the terms of the Settlement Agreement, LLC agreed to pay the Company $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity (ID/IQ) contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 is also payable to the Company in the event that EOIR is awarded task orders under its current STES contract totaling $495,000,000.  EOIR has guaranteed the performance of the obligations of LLC under the Settlement Agreement. The Settlement Agreement was entered into after a binding arbitration decision awarded the Company $23 million for breach of the Stock Purchase Agreement between the parties.

On December 24, 2009, LLC paid the Company $18,000,000 and subsequently, the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders.

On January 3, 2011, our board of directors declared the distribution of contingent value rights.  On February 2, 2011 one contingent value right was distributed for each share of our common stock held by each common stockholder of record as of January 25, 2011.  Each contingent value right entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to the Settlement Agreement with EOIR Holdings, less certain expenses that will be deducted from such payment.   On April 24, 2012, the Company received the payment pursuant to the Settlement Agreement and on May 8, 2012, the holders of the contingent value rights received a payment of $0.103739 per contingent value right as a return of capital distribution.

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

Acquisition of AccelPath, LLC. On March 4, 2011, the Company acquired all of the outstanding membership interests of AccelPath, LLC, a Massachusetts limited liability company (“AccelPath, LLC”) pursuant to the terms of the Unit Purchase Agreement dated January 11, 2011 (the “Purchase Agreement”) among the Company, AccelPath, LLC, and all of the members of AccelPath, LLC (collectively, the “Sellers”), as amended by Amendment No. 1 to Unit Purchase Agreement dated March 4, 2011 (the “Purchase Agreement Amendment”).  In accordance with the terms of the Purchase Agreement (as amended by the Purchase Agreement Amendment), the Company acquired all of the outstanding membership interests of AccelPath, LLC from the Sellers, in consideration for 86,151,240 shares of our common stock in the aggregate (the “Transaction”), which represented approximately 72.5% of the Company’s issued and outstanding common stock as of March 4, 2011.  Following the issuance of the Bridge Financing Shares (as defined below) and assuming the conversion of those shares into shares of the Company’s common stock, the shares issued to the Sellers in connection with the closing of Transaction represented approximately 67.8% of the Company’s issued and outstanding voting securities.  AccelPath, LLC continues to operate as a wholly owned subsidiary of the Company.

Effective immediately prior to the closing of the Transaction, Gino M. Pereira resigned from his position as the Company’s President and Chief Executive Officer and his employment agreement dated January 14, 2008 was terminated.  In connection with and effective immediately prior to the closing of the Transaction, each of Gino M. Pereira, Robert A. Curtis, Laurence J. Ditkoff, David R. Gust and Stephen M. Hicks resigned from the Board of Directors of the Company.  Following the closing of the Transaction, Henry Sargent remained on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. were appointed to the Board of Directors of the Company to fill three of the vacancies caused by such resignations.  On June 4, 2012, Henry Sargent resigned from the Board of Directors of the Company.  The Board currently consists of three directors, all of whom were appointed in connection with the Transaction.

Following the closing of the Transaction, Shekhar Wadekar became the President and Chief Executive Officer and a director of the Company.

Pursuant to the terms of the Purchase Agreement (as amended by the Purchase Agreement Amendment), the parties entered into certain other agreements at the closing of the Transaction, including a Lock-Up Agreement that prohibited the Sellers and certain of the Company’s existing stockholders from transferring shares of common stock held by them for a period of up to ten (10) months following the closing of the Transaction.

Bridge Financing.  On January 11, 2011, the Company entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Southridge Partners, LP and its affiliates were the holders of a majority of the Company’s shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into the Company’s common stock at the option of Southridge at any time.  The number of shares of our common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge (the “Bridge Financing Shares”) are convertible into 6,754,173 shares of the Company’s common stock.  The holders of Series E Preferred are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash.

On February 15, 2012, Southridge converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

On July 18, 2012, the Company entered into an exchange agreement with Southridge to exchange 100 shares of Series E Preferred into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.

Name Change and Reincorporation. On February 17, 2012, the Company received a written consent in lieu of a meeting of the holders of the majority of the Common Stock of the Company, holding in the aggregate approximately 52.96% of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”). The Majority Stockholders authorized the change of the name of the Company from Technest Holdings, Inc. to AccelPath, Inc. (the “Name Change”) and the change of domicile of the Company from Nevada to Delaware (the “Reincorporation Merger”) (the Name Change and Reincorporation Merger together the “Corporate Actions”). The Corporate Actions were completed on May 9, 2012.

Item 2. Description of Property

The Company currently leases offices with approximately 1,957 square feet in Gaithersburg, Maryland, pursuant to a lease which expires December 31, 2012.  Monthly lease amounts for this facility total approximately $2,000.

We are currently in the process of evaluating our office space needs upon the expiration of our current lease.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTCBB and trades under the symbol ACLP.OB.

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

Calendar Year	High	Low

2010
First Quarter	$0.51	$0.06
Second Quarter	$0.14	$0.05
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.10	$0.05

2011
First Quarter	$0.12	$0.05
Second Quarter	$0.10	$0.06
Third Quarter	$0.07	$0.05
Fourth Quarter	$0.05	$0.01

2012
First Quarter	$0.06	$0.01
Second Quarter	$0.06	$0.01

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of September 11, 2012, there were approximately 433 record holders of our common stock and we had outstanding options to purchase 46,930,000 shares of common stock, 16,426,334 of which are exercisable as of such date.

As of September 11, 2012, all of our shares of our common stock are eligible for public sale under Rule 144 of the Securities Act of 1933, as amended.

Sale of Unregistered Securities

On July 31, 2012, the Company borrowed a total of $7,000 from two individuals.  The convertible promissory notes bear interest at 5% per annum and mature on January 31, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investors have the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investors a five-year warrant to purchase a total of 70,000 shares of common stock at an exercise price of $0.01 per share.  The warrants include a cashless net exercise provision and the investors have piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the notes.   In August 2012, the investors converted their notes into a total of 700,000 shares of common stock. The issuance and sale of the securities to two individuals was not registered under the

Securities Act of 1933, and was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

On September 14, 2012, the Company borrowed $25,000 from a current stockholder of the Company.  The convertible promissory note bears interest at 5% per annum and matures on March 14, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note. The issuance and sale of the securities to this stockholder was not registered under the Securities Act of 1933, and was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the three months ended June 30, 2012, which is the fourth quarter of our fiscal year.

Dividend Policy

Following the Settlement Agreement with EOIR Holdings entered into in connection with the sale of EOIR Technologies, Inc., on December 23, 2009, our board of directors declared a special “return of capital” cash distribution of $0.407 per share of common stock.  The cash dividend was paid on January 15, 2010 to shareholders of record as of January 4, 2010.

In addition, on January 3, 2011, our board of directors declared the distribution of contingent value rights.  On February 2, 2011 one contingent value right was distributed for each share of our common stock held by each common stockholder of record as of January 25, 2011.  Each contingent value right entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to the Settlement Agreement with EOIR Holdings, less certain expenses that will be deducted from such payment.   On April 24, 2012, the Company received the payment pursuant to the Settlement Agreement and on May 8, 2012, the holders of the contingent value rights received a payment of $0.103739 per contingent value right as a return of capital distribution.

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

Item 7.  Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2012 and 2011 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K.

When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in the section entitled "Risk Factors” in this annual report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the examples of forward-looking statements under "Note Regarding Forward-Looking Statements." These statements, like all statements in this annual report on Form 10-K, speak only as of June 30, 2012 and we undertake no obligation to update or revise the statements in light of future developments.

Year ended June 30, 2012 compared with the year ended June 30, 2011

On March 4, 2011, AccelPath, Inc. (formerly - Technest Holdings, Inc.) acquired AccelPath, LLC as a wholly-owned subsidiary. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial statement reporting purposes. The acquisition was accounted for as a reverse acquisition whereby AccelPath, LLC was deemed to be the accounting acquirer.  Accordingly, the results of operations of Technest Holdings, Inc. have been included in the consolidated financial statements since the date of the reverse acquisition.  The historical financial statements of AccelPath, LLC are presented as the historical financial statements of the Company.

Revenues

The Company had $594,328 in revenues during the year ended June 30, 2012 compared to $449,937 in revenues during the year ended June 30, 2011.  Revenues increased by $144,391 or 32% compared to the prior year.  Revenues for the year ended June 30, 2012 consisted of $405,825 in revenues generated by Technest, Inc.’s Small Business Innovation Research grants and $188,503 in revenues generated by AccelPath’s medical diagnostic services.  Revenues for the year ended June 30, 2011 consisted of $296,330 in revenues generated by Technest, Inc.’s Small Business Innovation Research grants after the reverse acquisition and $153,607 in revenues generated by AccelPath’s medical diagnostic services.  AccelPath exited the development stage during the year ended June 30, 2011 when it began generating revenue in October 2010.

Technest, Inc.’s revenues increased by $109,495 or 37% compared to the prior year.  The increase was due to the inclusion of a full year of revenue for the year ended June 30, 2012 compared to approximately four months of revenues generated after the reverse acquisition during the year ended June 30, 2011.   At June 30, 2012, there was no backlog of funded contracts for Technest, Inc.  Future revenues for Technest, Inc. are dependent on the receipt of new government contracts or the commercialization of its products.

AccelPath’s revenues increased by $34,896 or 23% compared to the prior year.  AccelPath exited the development stage during the year ended June 30, 2011 when it began generating revenue in October 2010.  AccelPath generated revenue for nine months during the year ended June 30, 2011 compared to twelve months of revenues during the year ended June 30, 2012.  In addition, during the year ended June 30, 2012, AccelPath changed its business model by charging a fixed fee for its services and eliminating certain costs of revenues.

Gross profit

The gross profit for the year ended June 30, 2012 was $322,153 or 54% of revenues compared to $36,150 or 8% of revenues for the year ended June 30, 2011.  Gross profit for the year ended June 30, 2011 was negatively impacted by AccelPath’s claims experience with third party payers.  During the year ended June 30, 2012, management addressed this issue by changing its business model to bill interpreting partners directly for its services and eliminating certain costs of revenues.  The Company’s gross profit for the year ended June 30, 2012 increased by $286,003 over its gross profit for the year ended June 30, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2012 were $2,125,233 compared to $1,764,082 for the year ended June 30, 2011.  During the year ended June 30, 2012, these expenses consisted primarily of compensation paid, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses.  During the year ended June 30, 2011, these expenses consisted primarily of compensation, professional fees related to the reverse acquisition, consulting fees and travel expenses incurred by AccelPath plus compensation, lease and insurance expense incurred by Technest after the reverse acquisition.  In addition, stock-based compensation expense of $494,989 and $202,244 was recognized during the years ended June 30, 2012 and 2011, respectively. The increase in expenses is also due to the additional costs of being a public company since the reverse acquisition and the inclusion of a full year of expenses for the Technest business during the year ended June 30, 2012 compared to approximately four months of expenses for Technest, after the reverse acquisition, included during the year ended June 30, 2011.

Research and development expenses

During the year ended June 30, 2012, there was no research and development expense.  During the year ended June 30, 2011, the Company incurred $15,360 in research and development expenses associated with the preliminary project stage costs for internal use software for our medical diagnostic services.

Amortization of customer contracts

Amortization of intangible assets for the years ended June 30, 2012 was $175,000 compared to $58,332 of amortization expense for the year ended June 30, 2011.  Amortization expense during the year ended June 30, 2011 consists of four months of amortization of the definite-lived intangible assets recorded in the reverse acquisition.

Impairment losses

During the years ended June 30, 2012 and 2011, the Company recognized a goodwill impairment loss of $48,158 and $1,161,215, respectively.  The impairment loss of $1,161,215 during the year ended June 30, 2012 was recognized after management completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2011.  During the year ended June 30, 2012, the Company increased the contingent value rights payable liability acquired in the reverse acquisition which resulted in an additional goodwill impairment loss of $48,158.

During the year ended June 30, 2012, the Company recognized a customer contracts impairment loss of $116,668.  The impairment loss was recognized after the Company considered the fair value of the customer contracts at June 30, 2012 and concluded that the balance of $116,668 was impaired.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.

Operating loss

The operating loss for the year ended June 30, 2012 was $2,142,906 compared to an operating loss of $2,962,839 for the year ended June 30, 2011.  The $819,933 decrease in the operating loss is primarily due to the $996,389 decrease in impairment losses described above.

Other income (expense)

Net other income (expense) was $89,285 for the year ended June 30, 2012 compared to net other income (expense) of $25,249 for the year ended June 30, 2011.

During the year ended June 30, 2012, the Company incurred interest expense of $36,872 on late credit card payments and notes payable, and recognized other income of $126,157 related to the licensing of certain intellectual property under a settlement agreement with a former employee. The Company has collected and recognized the entire $120,000 licensing fee in the settlement agreement and is entitled to additional licensing fees based on future events.

During the year ended June 30, 2011, after the reverse acquisition, the Company accreted $5,305 of interest income related to the discount on the $5 million contingent receivable on the sale of EOIR.  During the year ended June 30, 2011, the Company paid $56 in interest on the note payable to a former managing member of AccelPath.  In addition, the Company recognized other income of $20,000 related to the licensing of certain intellectual property.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the year ended June 30, 2012 was $2,069,670 compared to a net loss applicable to common stockholders of $2,983,213 for the year ended June 30, 2011.  The net loss per share was $0.017 for the year ended June 30, 2012 compared to a net loss per share applicable to common stockholders of $0.030 for the year ended June 30, 2011.

Included in the net loss applicable to common shareholders for the year ended June 30, 2012 are accrued cash dividends payable of $13,360 on the Series E 5% convertible preferred stock and included in the net loss applicable to common stockholders for the year ended June 30, 2011 are non-cash deemed dividends of $37,709 related to Series E 5% convertible preferred stock and accrued cash dividends payable of $3,511.

Liquidity and Capital Resources

Cash and Working Capital

On June 30, 2012, the Company had a working capital deficit of $1,782,680 compared to a working capital deficit of $682,682 at June 30, 2011.  The $1,099,998 decrease in working capital is primarily due to the operating loss incurred by the Company for the year ended June 30, 2012.  Our primary sources of operating cash flows for the years ended June 30, 2012 and 2011 were from financing activities, investing activities, and the collection of our accounts receivable.  We received proceeds of $34,640 from the sale of common stock and $264,300 from the issuance of debt during the year ended June 30, 2012.  In addition, we have increased our accounts payable and accrued expenses.  During the year ended June 30, 2011, we received proceeds of $515,000 from the sale of common stock prior to the reverse acquisition and we received $300,000 from the sale of preferred stock after the reverse acquisition.  We used cash of $260,034 and $869,824, respectively, to fund our operating activities during the years ended June 30, 2012 and 2011.  Our primary uses of operating cash were for compensation payments, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses.

Sources of Liquidity

During the years ended June 30, 2012 and the year ended June 30, 2011, we satisfied our operating cash requirements primarily from the sale of common stock and Series E 5% Convertible Preferred Stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

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

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the Equity Purchase Agreement.

Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

Management believes that if Southridge purchases a sufficient amount of our common stock then the Company will have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.  In addition, management continues to explore other alternatives for raising additional capital through both debt and equity transactions.  If the Company is not successful in selling a sufficient amount of its common stock to Southridge or raising capital from alternative sources, then its expansion plans and software development efforts would need to be curtailed.

Commitments and Contingencies

The Company currently leases offices with approximately 1,957 square feet in Gaithersburg, Maryland, pursuant to a lease which expires on December 31, 2012. Monthly lease amounts for this facility total approximately $2,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2012, the Company had warrants outstanding for the purchase of 2,075,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of June 30, 2012, the Company had stock options outstanding for the purchase of 46,690,000 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

AccelPath followed accounting guidance concerning certain matters related to physician practice management entities (“PPMs”) with contractual management arrangements. The accounting guidance provides a listing of criteria which, when applied to the contractual arrangements between PPMs and the medical practice company, indicate whether or not they should be consolidated. In accordance with the criteria outlined, AccelPath included the accounts and the operations of the PLLC.

The accompanying consolidated financial statements also includes the operations of our inactive wholly-owned subsidiary, Genex Technologies, Inc. and our 49% owned subsidiary Technest, Inc. (see Note 5) since the March 4, 2011 reverse acquisition.  Technest, Inc. conducts research and development in the field of computer vision technology and we have the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive

Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

Included in the assets acquired by AccelPath in the March 4, 2011 reverse acquisition were assets and liabilities related to discontinued operations.  In May 2007, our directors approved a plan to divest the operations of EOIR Technologies, Inc. (“EOIR”). On September 10, 2007, the Company and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement (“SPA”) with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which we sold EOIR to LLC.  The transaction was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007.  On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The contingent purchase price of $23 million was due as of August 21, 2008 in accordance with the SPA.

On August 26, 2008, LLC notified the Company that, in their opinion, the conditions set forth in the SPA triggering payment of the contingent purchase price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded the Company $23,778,403.  The $23,778,403 included $830,070 of interest through the date of the Award and was subject to additional interest at 3.25% through date of payment.  On October 26, 2009, the Company entered into a Settlement Agreement with LLC and EOIR settling all claims related to the SPA (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.

Concentrations

All of Technest Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.   These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.

During the year ended June 30, 2012, all of AccelPath’s revenues were generated from two laboratories and one hospital.  During the year ended June 30, 2011, all of AccelPath’s revenues were generated from one laboratory and one hospital.

Risks associated to companies in the homeland defense technology industry and the anatomic pathology market, include, but are not limited to, the development by our competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

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

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011.  During the year ended June 30, 2012, the Company adjusted the contingent value rights payable acquired in the reverse acquisition which resulted in an additional goodwill impairment loss of $48,158.  There was no goodwill at June 30, 2012 and 2011.

Estimated Useful Lives of Amortizable Intangible Assets

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined based on a discounted cash flow of existing backlog and a projection of existing customer revenue.  These assets were being amortized over the contractual terms of the existing contracts plus anticipated contract renewals.

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

At June 30, 2012, the Company tested its long-lived assets for impairment and recorded an impairment charge of $116,668 on its customer contracts intangible asset.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.  No impairment charges were recorded in the year ended June 30, 2011.

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

Impact of Recently Issued Accounting Standards

The Company has reviewed recent accounting pronouncements and other recently issued, but not yet effective accounting standards and believes that these will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

We commenced providing our services in October 2010.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services is still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

·

execute our business model;

·

create brand recognition;

·

respond effectively to competition;

·

manage growth in our operations;

·

respond to changes in applicable government regulations and legislation;

·

access additional capital when required; and

·

attract and retain key personnel.

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

Non-governmental third-party payers have taken steps to control the utilization and reimbursement of diagnostic services.

Efforts are being made by non-governmental third-party payers, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payers often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in volumes and reimbursement rates could result in a reduction in the fees we receive from our associated pathologists. Changes in test coverage policies of and reimbursement from other third-party payers may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

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

Changes in the healthcare industry directed at controlling healthcare costs and perceived over-utilization of diagnostic pathology procedures could reduce the volume of biopsy procedures performed. For example, in an effort to contain increasing costs, some managed care organizations and private insurers are instituting pre-authorization policies, which require physicians to pre-clear orders for diagnostic biopsy procedures before those procedures can be performed. If pre-clearance protocols are broadly instituted throughout the healthcare industry, the volume of biopsy procedures could decrease, resulting in pricing pressure and declining demand for our services. Some payers have hinted at reducing the number of units of service that would be reimbursed in a connection with a single case.  In addition, it is often alleged that many physicians order diagnostic procedures even when the procedures may have limited clinical utility in large part to establish a record for defense in the event of a medical liability claim. Changes in perceived malpractice risk could reduce the number of biopsy procedures ordered for this purpose and therefore reduce the total number of biopsy procedures performed each year, which could harm our operating results.

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

Following the acquisition of AccelPath LLC, the Company is considering strategic alternatives to maximize the value of Technest and its products and intellectual property, including those developed by Technest, Inc.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property. If the Company is not successful in these efforts, the financial condition of the Company could suffer.

Our current revenues from Technest, Inc. operations are derived from a small number of contracts within the U.S. government set aside for small businesses.

Substantially all of our revenue from our Technest, Inc. operation is derived from Small Business Innovation Research contracts with the U.S. Government   such that the loss of any one contract could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

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

Because Technest derives a substantial majority of our revenue from contracts with the Government, we believe that the success and development of our business will continue to depend on our successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our Government contracting business are:

☐	changes in Government programs or requirements;

☐

budgetary priorities limiting or delaying Government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding, including potential Governmental shutdowns (as occurred during the Government ’ s 1996 fiscal year);

☐	curtailment of the Government’s use of technology solutions firms.

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

Risks Related To “Controlled Companies”

Our controlling stockholder has significant influence over the Company.

As of September 11, 2012, Shekhar Wadekar, the Company’s Chief Executive Officer owned 20.93% of the outstanding Common Stock.  As a result, Mr. Wadekar possesses significant influence over our affairs.  His stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

A very small number of investors hold a controlling interest in our stock. As a result, the ability of minority shareholders to influence our affairs is extremely limited.

A very small number of investors collectively owned a controlling interest in our outstanding common stock on a primary basis.  As a result, those investors have the ability to control all matters submitted to our stockholders for approval (including the election and removal of directors).  A significant change to the composition of our board could lead to a change in management and our business plan. Any such transition could lead to, among other things, a decline in service levels, disruption in our operations and departures of key personnel, which could in turn harm our business.

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

Minority shareholders of the Company will be unable to affect the outcome of stockholder voting as these investors or any other party retains a controlling interest.

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

Our stock price has been volatile.  From July 2007 to August 2012, the trading price of our common stock ranged from a low price of $0.0051 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

☐	variations in our quarterly results of operations;

☐	the introduction of new products by us or our competitors;

☐	acquisitions or strategic alliances involving us or our competitors;

☐	future sales of shares of common stock in the public market; and

☐	market conditions in our industries and the economy as a whole.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of September 11, 2012, we had 124,280,074 outstanding shares of common stock and have reserved at least 120,000,000 for future issuances upon exercise of outstanding options,   upon conversion of preferred stock, upon issuance for a restricted stock award, upon exercise of outstanding warrants and upon the conversion of the principal and interest of the outstanding promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

Our common stock is “penny stock,” with the result that trading of our common stock in any secondary market may be impeded.

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

We have begun to drawn down funds and have issued 1,749,388 shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to continue to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement continue to be effective. In addition, the current registration statement registers 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the

Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of that registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

Assuming the sale of the entire 25,800,000 shares of our common stock currently registered at the current market price of $0.01 per share, Southridge will receive gross proceeds of $258,000, of which we will receive $245,100, or 95% of the sale price.  Therefore, at the current market price, we would be required to register 474,200,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement.  Our capital stock currently consists of 495,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock.  Therefore, at the current share price, we do not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are currently outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities.  In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially.  Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

In addition, our ability to draw down funds under the Equity Purchase Agreement is subject to a number of additional conditions in the Equity Purchase Agreement, including, without limitation:

☐

That no statute, rule, regulation, executive order, decree, ruling or injunction has been, commenced, entered or adopted by any court or governmental authority that prohibits or materially adversely affects any of the transactions contemplated by the Equity Purchase Agreement;

☐

that there is no material adverse change in our business or financial condition since the date of the Company’s most recently filed report under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;

☐

that the trading of our common stock has not been suspended by the Securities and Exchange Commission, the Financial Industry Regulatory Authority, Inc. or the principal exchange which is at the time the principal trading exchange or market for our common stock;

☐

that the number of Put Shares to be purchased by Southridge plus all other securities beneficially owned by Southridge does not exceed 9.99% of our outstanding common stock on the closing date of any Put;

☐

that the issuance of the put shares does not exceed the aggregate number of shares of that we may issue without breaching the Company’s obligations under the rules or regulations of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock;

☐	that the Company has no knowledge of any event more likely than not to have the effect of causing the Registration Statement to be suspended or otherwise ineffective within 15 days from delivery of the Put Notice;
☐

that issuance of shares of common stock at any closing does not violate the shareholder approval requirements of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock; and

☐

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

We have registered an aggregate of 25,800,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 17% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this report.

The reports from our independent registered public accounting firms for the years ended June 30, 2012 and 2011 include an explanatory paragraph stating that our recurring losses from operations, negative cash flows from operations, stockholders’ deficit and working capital deficit raise substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. After the sale of the shares registered hereunder, future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

We have identified weaknesses in our internal controls.

Our management has concluded that our internal control over financial reporting was not effective as of June 30, 2012, as a result of several material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

Item 8.  Financial Statements

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
AccelPath, Inc. and Subsidiaries
Years ended June 30, 2012 and 2011
Reports of Independent Registered Public Accounting Firms	46
Consolidated Balance Sheets	48
Consolidated Statements of Operations	49
Consolidated Statements of Changes in Stockholders’ Deficit	50
Consolidated Statements of Cash Flows	51
Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AccelPath, Inc. (formerly – Technest Holdings, Inc.) and Subsidiaries

Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheet of AccelPath, Inc. (formerly -Technest Holdings, Inc.) and its subsidiaries (collectively, the “Company”) as of June 30, 2012 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AccelPath, Inc. (formerly - Technest Holdings, Inc.) and its subsidiaries as of June 30, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flows from operations, a stockholders’ deficit and a working capital deficit. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
October 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AccelPath, Inc. (formerly - Technest Holdings, Inc.) and Subsidiaries

Gaithersburg, Maryland

We have audited the accompanying consolidated balance sheets of AccelPath, Inc. (formerly - Technest Holdings, Inc.) and subsidiaries as of June 30, 2011 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccelPath, Inc. (formerly - Technest Holdings, Inc.) and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts
October 13, 2011

 ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents ($8,916 and $23,184)	$16,404	$50,598
Restricted cash	638,304	—
Accounts receivable, net of allowances of $- and $9,000 at June 30, 2012 and 2011 ($- and $155,376)	40,942	219,494
Prepaid expenses and other current assets ($2,000 and $16,053)	2,000	28,337
Assets related to discontinued operations	—	5,000,000
Total Current Assets	697,650	5,298,429

Property and Equipment – Net of accumulated depreciation of $5,673 and $1,249 at June 30, 2012 and 2011	65,475	22,299

Other Assets
Deposits	—	46,525
Deferred stock issuance costs	—	36,000
Customer contracts, net of accumulated amortization of $58,332 at June 30, 2011	—	291,668
Total Other Assets	—	374,193

Total Assets	$763,125	$5,694,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($158,313 and $185,644)	$1,271,890	$1,094,666
Accrued expenses and other current liabilities ($30,848 and $65,958)	216,544	185,758
Accrued compensation	166,348	45,000
Accrued income taxes	—	369,816
Notes payable – current, net of discounts of $1,810 at June 30, 2012	133,240	46,250
Contingent value rights payable	—	3,194,247
Liabilities related to discontinued operations	638,308	1,045,374
Total Current Liabilities	2,426,330	5,981,111
Notes payable – long-term, net of discounts of $31,835 at June 30, 2012	118,165	—
Total Liabilities	2,544,495	5,981,111

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 200 and 300 shares issued and outstanding at June 30, 2012 and 2011, respectively (preference in liquidation at June 30, 2012 and 2011 of $216,871 and $303,511, respectively)	200,000	300,000
Common stock - par value $.001 per share; 495,000,000 shares authorized; 123,578,320 and 120,279,296 shares issued and outstanding at June 30, 2012 and 2011, respectively	123,578	120,279
Additional paid-in capital	3,573,094	2,917,952
Accumulated deficit	(5,493,440)	(3,437,130)
Total stockholders’ deficit of AccelPath, Inc.	(1,596,768)	(98,899)
Non-controlling interest	(184,602)	(187,291)
Total Stockholders’ Deficit	(1,781,370)	(286,190)

Total Liabilities and Stockholders’ Deficit	$763,125	$5,694,921

Asset and liability amounts in parentheses represent the portion of the June 30, 2012 and 2011 balances attributable to Technest, Inc. which is a variable interest entity (See Note 5).

See reports of independent registered public accounting firms and notes to consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenues	$594,328	$449,937

Cost of Revenues	272,175	413,787

Gross Profit	322,153	36,150

Operating Expenses
Selling, general and administrative	2,125,233	1,764,082
Research and development	—	15,360
Amortization of customer contracts	175,000	58,332
Goodwill impairment loss	48,158	1,161,215
Customer contracts impairment loss	116,668	—
Total Operating Expenses	2,465,059	2,998,989

Operating Loss	(2,142,906)	(2,962,839)

Other Income (Expense), Net
Interest income	—	5,305
Interest expense	(36,872)	(56)
Technology licensing income	126,157	20,000
Total Other Income (Expense), Net	89,285	25,249

Loss before Income Taxes	(2,053,621)	(2,937,590)
Income tax benefit	—	—
Net Loss	(2,053,621)	(2,937,590)

Net Income Attributable to Non-Controlling Interest	(2,689)	(4,403)
Net Loss Attributable to AccelPath, Inc.	(2,056,310)	(2,941,993)

Deemed and Cash Dividends to Preferred Stockholders - Series E	(13,360)	(41,220)

Net Loss Applicable to Common Shareholders	$(2,069,670)	$(2,983,213)

Net Loss Per Share - Basic and Diluted	$(0.017)	$(0.030)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	121,455,672	98,559,095

See reports of independent registered public accounting firms and notes to consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

							Total
				Additional		Non-	Stockholders'
	Preferred	Common Stock		Paid-In	Accumulated	Controlling	Equity
	Stock	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2010	$—	79,485,767	$79,486	$407,414	$(495,137)	$—	$(8,237)
Issuance of common stock	—	17,163,593	17,163	497,837	—	—	515,000
Repurchase of common stock	—	(10,498,120)	(10,498)	(63,502)	—	—	(74,000)
Issuance of common stock in reverse acquisition	—	32,678,056	32,678	1,792,920	—	(191,694)	1,633,904
Issuance of common stock under the Employment Settlement Agreement	—	1,000,000	1,000	49,000	—	—	50,000
Issuance of common stock under the Equity Purchase Agreement	—	450,000	450	35,550	—	—	36,000
Issuance of 300 shares of preferred stock – Series E	300,000	—	—	—	—	—	300,000
Cash dividends accrued on preferred stock – Series E	—	—	—	(3,511)	—	—	(3,511)
Stock-based compensation	—	—	—	202,244	—	—	202,244
Net loss	—	—	—	—	(2,941,993)	4,403	(2,937,590)

Balance, June 30, 2011	300,000	120,279,296	120,279	2,917,952	(3,437,130)	(187,291)	(286,190)
Sale of common stock	—	1,047,634	1,048	33,592	—	—	34,640
Deferred stock issuance costs	—	—	—	(36,000)			(36,000)
Warrants issued with convertible notes payable	—	—	—	49,005	—	—	49,005
Restricted stock award	—	—	—	29,167	—	—	29,167
Conversion of 100 shares of preferred stock – Series E to common stock	(100,000)	2,251,390	2,251	97,749	—	—	—
Cash dividends accrued on preferred stock – Series E	—	—	—	(13,360)	—	—	(13,360)
Stock-based compensation	—	—	—	494,989	—	—	494,989
Net loss	—	—	—	—	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	$200,000	123,578,320	$123,578	$3,573,094	$(5,493,440)	$(184,602)	$(1,781,370)

See reports of independent registered public accounting firms and notes to consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

Cash Flows From Operating Activities:	2012	2011
Net loss	$(2,053,621)	$(2,937,590)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,424	1,249
Amortization of customer contracts	175,000	58,332
Amortization of debt discount	15,360	—
Goodwill impairment loss	48,158	1,161,215
Customer contracts impairment loss	116,668	—
Stock-based compensation expense	494,989	202,244
Restricted stock award expense	29,167	—
Fair value of common stock issued under Employment Settlement Agreement	—	50,000
Non-cash interest income related to discount accretion	—	(5,305)
Changes in operating assets and liabilities:
Accounts receivable	178,552	(187,187)
Inventory and work in process	—	19,388
Deposits, prepaid expenses and other assets	72,862	(4,913)
Accounts payable	211,713	742,365
Accrued expenses and other current liabilities	17,426	25,378
Accrued compensation	121,348	(10,000)
Accrued income taxes	(256,710)	—
Liabilities related to discontinued operations	(407,066)	—
Net Cash Used In Operating Activities	(1,231,730)	(884,824)

Cash Flows From Investing Activities:
Purchase of property and equipment	(47,600)	(19,841)
Restricted cash	(638,304)	15,000
Proceeds from assets related to discontinued operations	5,000,000	—
Payment of contingent value rights payable	(3,390,000)	—
Cash acquired in reverse acquisition	—	93,416
Net Cash Provided By Investing Activities	924,096	88,575

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	264,300	—
Principal paid on notes payable	(25,500)	(27,750)
Proceeds from issuance of common stock	34,640	515,000
Proceeds from issuance of Preferred Stock – Series E	—	300,000
Net Cash Provided By Financing Activities	273,440	787,250

Net Change in Cash and Cash Equivalents	(34,194)	(8,999)
Cash and Cash Equivalents - Beginning of Year	50,598	59,597
Cash and Cash Equivalents - End of Year	$16,404	$50,598

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$10,154	$56
Income taxes paid	256,710	—
Non-Cash Investing and Financing Activities:
Note payable issued by AccelPath, LLC for repurchase of common stock	—	74,000
Common stock warrants issued with convertible notes payable	49,005	—
Fair value of common stock issued under Equity Purchase Agreement recorded as deferred stock issuance costs	—	36,000
Deferred stock issuance costs charged to additional paid-in capital	36,000	—
Preferred stock-Series E converted to common stock	100,000	—
Cash dividend accrued on preferred stock-Series E	13,360	3,511

See Note 1 – Reverse Acquisition and Note 6 – Contingent Value Rights Payable.

See reports of independent registered public accounting firms and notes to consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes its wholly-owned subsidiaries AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc., and its 49% owned subsidiary Technest, Inc. (“Technest”).  See Basis of Presentation below.  The Company has two primary businesses: AccelPath, which is in the business of enabling pathology diagnostics and Technest, which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

Name Change and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the Company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  On February 17, 2012, the stockholders approved the name change and the domicile change. The name change and domicile change became effective on May 2, 2012.

Reverse Acquisition

On March 4, 2011, the Company acquired its wholly-owned subsidiary, AccelPath.  The former members of AccelPath received an aggregate of 86,151,240 shares of the Company’s common stock and, immediately after the transaction, owned 72.5% of the Company’s issued and outstanding common stock.  Immediately prior to the merger, the Company had 32,678,056 shares of common stock outstanding.  Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of the Company.

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

As the accounting acquirer, AccelPath acquired tangible assets consisting of cash of $93,416, accounts receivable of $32,307, inventory of $19,388, assets related to discontinued operations of $5,000,000, property and equipment of $3,707, and prepaid expenses and other assets of $61,644 and identifiable intangible assets of $350,000 related to existing customer contracts.  AccelPath assumed accounts payable of $336,467, accrued expenses of $141,870, accrued income taxes of $369,816, contingent value rights payable of $3,194,247 and liabilities related to discontinued operations of $1,045,374.  The fair value of the Company’s net assets acquired on the date of the acquisition, based on management’s analysis of the fair value of the Company’s stock transferred, was $1,633,904.  AccelPath recorded goodwill of $1,161,215 for the excess of purchase price over the net assets acquired.

Unaudited pro forma operating results for the year ended June 30, 2011, assuming the reverse acquisition had been made as of July 1, 2010, are as follows:

Revenues	$1,862,667
Net loss applicable to common shareholders	$(3,103,629)
Net loss per share – basic and diluted	$(0.026)

All share and per share amounts presented in these consolidated financial statements have been retroactively restated to reflect the 33.327365 exchange ratio of AccelPath member interests to the Company’s common shares in the merger.

Basis of Presentation

As a result of the reverse acquisition, the accompanying consolidated financial statements include the operations of AccelPath (the accounting acquirer) and its former affiliate. AccelPath provided management services to a professional limited liability company (“PLLC”) in states where laws prohibit business corporations from providing pathology interpretations through the direct employment of pathologists.  AccelPath had a long term professional service and administrative support agreements with such PLLC and a nominee shareholder owns all the equity of the PLLC.  On March 2, 2012, the PLLC was dissolved.

See reports of independent registered public accounting firms.

AccelPath followed the accounting guidance concerning certain matters related to physician practice management entities (“PPMs”) with contractual management arrangements. The accounting guidance provides a listing of criteria which, when applied to the contractual arrangements between PPMs and the medical practice company, indicate whether or not they should be consolidated. In accordance with the criteria outlined, AccelPath had consolidated the accounts and operations of the PLLC until it was dissolved on March 2, 2012.

The accompanying consolidated financial statements also include the operations of the Company’s inactive wholly-owned subsidiary, Genex Technologies, Inc. and its 49% owned subsidiary Technest, Inc. (see Note 5) since the date of the reverse acquisition.  Technest, Inc. conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., an employee owns 23% and an unrelated third party owns 5%.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

All significant inter-company balances and transactions have been eliminated in consolidation.  Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.

Settlement Agreement Related to the Sale of EOIR Technologies, Inc.

On October 26, 2009, the Company entered into a Settlement Agreement with EOIR Holdings, LLC (“LLC”) and EOIR Technologies, Inc. (“EOIR”), settling all claims related to the Stock Purchase Agreement (see Note 4).

Under the terms of the Settlement Agreement, LLC agreed to pay the Company $18,000,000 no later than December 25, 2009 and an additional $5,000,000 within sixty days of EOIR being awarded a contract under the Warrior Enabling Broad Sensor Services (WEBSS) Indefinite Delivery Indefinite Quantity contract or any contract generally recognized to be a successor contract to its current STES contract. The additional $5,000,000 was also payable to the Company in the event that EOIR was awarded task orders under its current STES contract totaling $495,000,000.

On December 24, 2009, LLC paid the Company $18,000,000 and the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The financial statements for the year ended June 30, 2011 include interest income of $5,305 related to this discount. The release of the WEBSS contract fell behind original expectations and was finally awarded in March 2012.  The $5 million contingent receivable, which was acquired by AccelPath in the reverse acquisition, was collected on April 24, 2012.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses applicable to common stockholders of $2,069,670 and $2,983,213 for the years ended June 30, 2012 and 2011, respectively, and has experienced an operating cash flow deficit in both 2012 and 2011.  Further, the Company has a working capital deficit of $1,728,680 and a stockholders’ deficit of $1,781,370 at June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is anticipating revenue growth as a result of its recent acquisition of DigiPath Solutions, LLC (see Note 17) and by expanding its customer base, and is also actively seeking additional financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise additional capital. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported

See reports of independent registered public accounting firms.

amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations and Risks

The Company, from time to time, has cash balances in excess of the maximum amount insured by the FDIC.

Substantially all of Technest, Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.

During the year ended June 30, 2012, all of AccelPath’s revenues were generated from two laboratories and one hospital.  During the year ended June 30, 2011, all of AccelPath’s revenues were generated from one laboratory and one hospital.

Risks associated to companies in the homeland defense technology industry and the anatomic pathology market, include, but are not limited to, the development by its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and loss of significant customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of ninety days or less to be cash equivalents. The Company had no cash equivalents as of June 30, 2012 and 2011.

Restricted Cash

Restricted cash represents cash held in escrow pending final settlement of certain liabilities related to discontinued operations.

Accounts Receivable

At June 30, 2012, accounts receivable includes $40,942 invoiced by AccelPath for services rendered to one hospital.  At June 30, 2011, accounts receivable includes $155,376 invoiced by Technest under government contracts and $73,118 invoiced by AccelPath for services rendered.

An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance.  Management assesses the allowance based on known troubled accounts, historical experience and other currently available evidence.  All of Technest’s receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance for contract receivables at June 30, 2012 and 2011. Billings for AccelPath’s services reimbursed by third-party payers are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.  If management determines amounts to be uncollectible, they will be charged to the allowance when that determination is made.

Unbilled receivables, if any, represent amounts earned related to allowable costs incurred under contracts but not billed.

During the year ended June 30, 2012, AccelPath charged allowances for differences between amounts billed and estimated receipts totaling $1,450 against revenues and charged off $10,450 of unpaid accounts receivable against the allowance based on adjustments and updated claims experience with third-party payers.

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

See reports of independent registered public accounting firms.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years

Property and equipment consisted of the following at June 30, 2012 and 2011:

	2012	2011
Software	$61,250	$13,650
Computer equipment	3,466	3,466
Furniture and fixtures	239	239
Laboratory equipment	6,193	6,193
	71,148	23,548
Less accumulated depreciation	(5,673)	(1,249)
	$65,475	$22,299

Depreciation and amortization expense for the years ended June 30, 2012 and 2011 was $4,424 and $1,249, respectively.

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

The customer contracts had a cost basis of $350,000 and were being amortized over an estimated life of two years.  Amortization expense was $175,000 and $58,332 for the years ended June 30, 2012 and 2011, respectively.

The Company considered the fair value of the customer contracts at June 30, 2012 and concluded that the balance of $116,668 was impaired.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.  Therefore, the Company recognized an impairment loss of $116,668 in the fourth quarter of the year ended June 30, 2012.

Fair Value Measurements

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1-Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2-Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3-Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

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

See reports of independent registered public accounting firms.

The Company also applies fair value accounting guidance to measure non-financial assets and liabilities such as business acquisitions and asset impairments.  These assets and liabilities are subject to fair value adjustments only in certain circumstances and are not subject to recurring revaluations.  These items are primarily valued using the present value of estimated future cash inflows and/or outflows.  Given the unobservable nature of these inputs, they are deemed to be Level 3.  During the year ended June 30, 2012, the Company recognized impairment on its long-lived assets (see below).

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

Government contracting revenues from time and materials contracts are recognized as costs are incurred and billed. Allowable costs incurred but not billed as of a period end are recorded as work in process.

Government contracting revenues from firm fixed price contracts, if any, are recognized on the percentage-of-completion method, either measured based on the proportion of costs recorded to date on the contract to total estimated contract costs or measured based on the proportion of labor hours expended to date on the contract to total estimated contract labor hours, as specified in the contract. Revenues from firm fixed price contracts with payments tied to milestones are recognized when all milestone requirements have been achieved and all other revenue recognition criteria have been met.   Costs incurred on firm fixed price contracts with milestone payments are recorded as work in process until all milestone requirements have been achieved.

Provisions for estimated losses on all contracts are made in the period in which such losses become known. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Technology Licensing Income

Technology licensing income consists of income related to the licensing of certain intellectual property under a settlement agreement with a former employee.  The Company has collected and recognized the entire $120,000 licensing fee in the settlement agreement and is entitled to additional licensing fees based on future events.

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

See reports of independent registered public accounting firms.

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

Common stock equivalents, consisting of Series E 5% Convertible Preferred Stock, stock options, restricted stock, and warrants were not included in the calculation of the diluted loss per share for the years ended June 30, 2012 and 2011 because their inclusion would have been antidilutive and had the effect of decreasing the net loss per share (see Note 11).

Goodwill and Impairment

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations.  Goodwill will not be amortized but will be tested at least annually for impairment.   The purchase price allocation (See Note 1) was preliminary and was subject to change as the contingent value rights payable were subject to adjustment for certain future events as defined in the contingent value rights agreement.

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

To estimate the fair value of its reporting unit containing the goodwill at June 30, 2011, the Company utilized a discounted cash flow model on the Technest government contracting operating segment.  In estimating fair value, management relied on and considered a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins and overhead expenses. Subsequent to the reverse acquisition management reassessed the potential for new government contracts and due to employee turnover and other factors management expected limited future revenues beyond the current backlog.

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011.  During the year ended June 30, 2012, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158.  There was no goodwill at June 30, 2012 and 2011.

Impairment of Long-Lived Assets

The Company amortizes intangible assets over the shorter of the contractual/legal life or the estimated economic life.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. At June 30, 2012, the Company tested its long-lived assets for impairment and recorded an impairment charge of $116,668 on its customer contracts intangible asset.  No impairment charges were recorded in the year ended June 30, 2011.

Stock-Based Compensation

The Company recognizes compensation costs resulting from the issuance of stock-based awards to employees and directors as an

See reports of independent registered public accounting firms.

expense in the statement of operations over the requisite service period based on the fair value for each stock award on the grant date.

Recent Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and other recently issued, but not yet effective accounting standards and believes that these will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

4.  DISCONTINUED OPERATIONS

Included in the assets acquired by AccelPath in the reverse acquisition were assets and liabilities related to discontinued operations.  On September 10, 2007,  the Company and its wholly owned subsidiary, EOIR entered into a Stock Purchase Agreement (“SPA”) with EOIR Holdings LLC (“LLC”), a Delaware limited liability company, pursuant to which the Company agreed to sell EOIR to LLC.  The sale was structured as a stock sale in which LLC acquired all of the outstanding stock of EOIR in exchange for approximately $34 million in cash, $11 million of which was paid at closing and $23 million of which was payable upon the successful re-award to EOIR of the contract with the U.S. Army's Night Vision and Electronics Sensors Directorate (“NVESD”). This transaction closed on December 31, 2007. On August 4, 2008, EOIR was one of three companies awarded the U.S. Army's NVESD contract with a funding ceiling of $495 million. The contingent purchase price of $23 million was due as of August 21, 2008 in accordance with the SPA.

On August 26, 2008, LLC notified the Company that, in their opinion, the conditions set forth in the SPA triggering payment of the contingent purchase price had not been satisfied.  On August 21, 2009, an American Arbitration Association Panel of three arbitrators awarded the Company $23,778,403.  The $23,778,403 included $830,070 of interest through the date of the award and was also subject to additional interest at 3.25% through the date of payment.  On October 26, 2009, the Company entered into a Settlement Agreement with LLC and EOIR settling all claims related to the SPA (see Note 1).

The assets and liabilities related to the sale of EOIR and related legal and other costs incurred to collect the contingent consideration were acquired by AccelPath in the reverse acquisition and are presented as a discontinued operation in the consolidated financial statements.  Certain of the liabilities related to discontinued operations were paid in April and May 2012.

There was no loss from discontinued operations for the years ended June 30, 2012 and 2011.

5.  TECHNEST, INC.

The Company owns a 49% interest in Technest, Inc., a company that conducts research and development in the field of computer vision technology. The Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, Inc., a current employee of Technest owns 23% and an unrelated third party owns 5%.  The Company has certain rights of first refusal and repurchase rights at fair market value, as defined in certain restricted stock agreements, with respect to the shares of Technest, Inc. that it does not own.  Technest, Inc. is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

6.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which common stockholders of record as of January 25, 2011 received one contingent value right (a “CVR”) for each share of Company common stock held by them.  Each CVR entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  The contingent value rights payable was acquired by AccelPath in the reverse acquisition.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158.  At March 31, 2012, management increased the contingent value rights payable by $147,595, decreased accrued income taxes by $113,106 and decreased accounts payable by $34,489 to reflect the amounts to be paid out of the Settlement Agreement.  The payment under the Settlement Agreement was received by the Company on April 24, 2012 and the CVR payment of $3,390,000, or approximately $0.103739 per CVR, was made on May 8, 2012.

See reports of independent registered public accounting firms.

7. NOTES PAYABLE

Notes payable consist of the following at June 30, 2012 and 2011:

	2012	2011
Note payable – former Managing Member (see Note 9)	$27,750	$46,250
Note payable – related party	4,300	—
Note payable – stockholder	13,000	—
Note payable – Chief Executive Officer	5,000	—
Note payable – Southridge Partners II LP	40,000	—
Convertible notes payable	195,000	—
Total	285,050	46,250
Convertible notes payable, discount	(33,645)	—
Total, net of discount	251,405	46,250
Less current portion	133,240	—
Long-term debt	$118,165	$46,250

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended December 31, 2011, the Company borrowed $15,000 from a stockholder and $5,000 from our Chief Executive Officer.  On February 27, 2012, the Company repaid $2,000 of the note payable to the stockholder.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000 from a third party.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matures on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values.

On February 17, 2012, the Company borrowed $100,000 from a third party.  The convertible promissory note bears interest at 5% per annum and matures on August 16, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $32,743 of the proceeds to the warrant and $67,257 of the proceeds to the discounted value of the note based on their relative fair values.

On April 18, 2012, the Company borrowed $50,000.  The convertible promissory note bears interest at 5% per annum and matures on October 17, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.   The Company allocated $8,225 of the proceeds to the warrant and $41,775 of the proceeds to the discounted value of the note based on their relative fair values.

See reports of independent registered public accounting firms.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $26,736 for the year ended June 30, 2012.

The Company evaluated whether the convertible promissory notes contain a beneficial conversion feature (BCF) and determined that no BCF exists.   The Company also evaluated the terms of the convertible promissory notes and the related warrants issued with the notes under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment.

8. PREFERRED STOCK

Bridge Financing

On January 11, 2011, the Company entered into a Securities Purchase Agreement with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition.  Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge convert into 6,754,173 shares of common stock.  Prior to the closing of the reverse acquisition, Southridge Partners, LP and its affiliates were the holders of a majority of the Company’s shares of common stock.  The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.  On March 4, 2011, Southridge purchased $150,000 of Series E Preferred, on April 18, 2011, Southridge purchased $75,000 of Series E Preferred, and on June 2, 2011, Southridge purchased $75,000 of Series E Preferred for cash.

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

The Company accrued cash dividends payable of $13,360 for the year ended June 30, 2012.  At June 30, 2012, accrued dividends payable of $16,871 is included in accrued expenses and other current liabilities.

On February 15, 2012, Southridge converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

9.  COMMON STOCK ISSUANCES AND REPURCHASES

Prior to the reverse acquisition, during the year ended June 30, 2011, AccelPath issued 17,163,593 shares of $0.001 par value common stock for total proceeds of $515,000.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At June 30, 2012, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At June 30, 2012, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Interest expense for the years ended June 30, 2012 and 2011 was $2,714 and $56, respectively. Consulting expense for the years ended June 30, 2012 and 2011 was $3,750 and $2,250, respectively.

On March 4, 2011, in connection with the reverse acquisition, 32,678,056 shares of common stock were recorded in the financial statements of AccelPath, the accounting acquirer (See Note 1 – Reverse Acquisition).

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP (the “Equity Purchase Agreement”).  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered. During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock.

See reports of independent registered public accounting firms.

On March 7, 2011, the Company issued 450,000 shares of common stock to Southridge in connection with the Equity Purchase Agreement.  The $36,000 fair value of the common stock issued was recorded as a deferred stock issuance cost.  The Company charged the deferred stock issuance costs against the proceeds received from the Equity Purchase Agreement during the year ended June 30, 2012.

On March 14, 2011, the Company issued 1,000,000 shares of common stock to its former President and CEO under the January 11, 2011 Employment Settlement Agreement.  The Company recorded compensation expense of $50,000 for the year ended June 30, 2011 based on the fair value of the common stock issued.

10.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan and reserved 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval by March 4, 2012.  On February 17, 2012, the stockholders approved the plan.  The plan provides for automatic annual increases, subject to Board approval, on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of June 30, 2012 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used for grants during the years ended June 30, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.62% - 1.04%	1.76% - 2.28%
Expected dividend yield	—	—
Expected term	4.75 – 6 years	6 years
Forfeiture rate	0%	0%
Expected volatility	122.20% - 254.99%	128.99% - 136.20%

See reports of independent registered public accounting firms.

A summary of option activity under the Company’s stock plans as of June 30, 2012 and 2011 and the changes during the years then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July1, 2010	—	$—
Granted	43,100,000	0.065
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2011	43,100,000	$0.065	9.78 years	$—
Granted	3,590,000	0.025
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2012	46,690,000	$0.062	8.83 years	$588
Exercisable at June 30, 2012	15,889,668	$0.060	8.84 years	$—

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

On June 3, 2012, the Board of Directors granted stock options to purchase 850,000 shares of common stock at an exercise price of $0.054 per share.  The weighted average fair value of the options on the date of the grant was estimated at $0.0537 per share. These options vest over three year and have a term of 10 years.

Stock-based compensation expense for the years ended June 30, 2012 and 2011 was $494,989 and $202,244, respectively.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  As of June 30, 2012, the shares had not been issued.  Consulting expense recorded for the restricted stock award was $29,167 for the year ended June 30, 2012.

At June 30, 2012, unrecognized total compensation cost related to unvested awards of $1,002,649 is expected to be recognized over a weighted average period of 1.79 years.  At June 30, 2012 there were 3,810,000 shares reserved for future grants.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition.  No warrants were exercised during the year ended June 30, 2012.  On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired.  During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 7).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years.   No warrants were issued, exercised or expired in the year ended June 30, 2011.  The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at June 30, 2012:

See reports of independent registered public accounting firms.

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
	2,075,000

The weighted average grant date fair value of the warrants granted during the year ended June 30, 2012 was $0.0245 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the year ended June 30, 2012; risk free interest rates of 0.86% - 0.88%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  165.24% - 203.80%.  The weighted average remaining life of the warrants at June 30, 2012 was 4.6 years.  At June 30, 2012, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

The 2006 Stock Award Plan, pursuant to which the Company may award shares of its common stock to employees, officers, directors, consultants and advisors, remains in place subsequent to the reverse acquisition.  The Company has broad discretion in making grants under the Stock Award Plan and may make grants subject to such terms and conditions as determined by the Board of Directors.

There was no activity under the Stock Award Plan during the years ended June 30, 2012 and 2011, and there was no unrecognized compensation cost related to the plan.  As of June 30, 2012 and 2011, the Company has 111,845 shares available for future grant under the plan.

11.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2012 and 2011 consist of the following:

	Shares Potentially Issuable
	2012	2011
Series E 5% Convertible Preferred Stock	4,502,783	6,754,173
Convertible notes payable	20,000,000	—
Stock options	46,690,000	43,100,000
Restricted stock award	2,500,000	—
Warrants	2,075,000	275,000
Total	75,767,783	50,129,173

12.  COMMITMENTS AND CONTINGENCIES

Facility Rental

The Company leased offices with approximately 6,848 square feet in Bethesda, Maryland, pursuant to a lease which expired on December 31, 2011.  The lease required the payment of a refundable security deposit of $28,525 which was included in deposits on the Company’s consolidated balance sheet at June 30, 2011 and monthly lease payments of total approximately $16,053.   Rent expense for this lease is included in the accompanying financial statements since the reverse acquisition.

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on December 31, 2012.  The lease required the payment of a refundable security deposit of $4,000 which is included in prepaid expenses and other current assets at June 30, 2012.  Monthly lease amounts for this facility total approximately $2,000 including monthly operating expense charges of $763.

Rent expense included in the accompanying financial statements since the reverse acquisition was $110,241and $64,212 for the years ended June 30, 2012 and 2011, respectively.  Future minimum rental payments required under the current operating lease through expiration are $12,000.

See reports of independent registered public accounting firms.

Operating Lease

In May 2010, AccelPath entered into a non-cancelable operating lease for certain equipment.  The lease required monthly rental payments of $3,698 and expired in May 2015.  The lease terms required payment of a refundable security deposit of $18,000 which was included in deposits on the Company’s consolidated balance sheet at June 30, 2011.  On April 9, 2012, AccelPath entered into a general release and covenant not to sue with the lessor.  Under the terms of the release, AccelPath returned the equipment to the lessor, the lessor returned AccelPath’s security deposit, and the parties released each other from any and all claims.

Rent expense for the years ended June 30, 2012 and 2011 was $18,675 and $44,487, respectively.

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminates on December 31, 2012.  The agreement may be cancelled by the Company with 90 days prior notice.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock (see Note 10), a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, was $58,750 for the year ended June 30, 2012.

On March 15, 2012, the Company entered into a six month consulting agreement.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement.  The Company also granted the consultant a restricted stock award (see Note 10).  Consulting expense, not including expense recognized for the restricted stock award, was $35,000 for the year ended June 30, 2012.

Government Contracts

Technest, Inc.’s billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency.  Provisional rates are based on the annual budget submitted to and approved by the government.

Employment Agreements

At June 30, 2012, the Company was not obligated under any employment agreements.

13.  INCOME TAXES

There was no provision for federal or state income taxes for the years ended June 30, 2012 and 2011 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath, LLC (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership’s income or loss is allocated directly to the partners for income tax purposes.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2012 and 2011 due to the following:

	2012	2011
Computed “expected” tax benefit	(35)%	(35)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3)%	(3)%
Tax reporting differences due to the reverse acquisition	—%	8%
Goodwill impairment and other permanent differences	(9)%	15%
Increase in the valuation reserve	47%	15%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

See reports of independent registered public accounting firms.

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$4,129,000	$3,993,000
Stock-based compensation	383,000	174,000
Intangibles	344,000	385,000
Miscellaneous accruals	53,000	140,000
Property and equipment	8,000	7,000
Valuation allowance	(4,917,000)	(3,941,000)
Deferred tax assets	—	758,000

Deferred tax liabilities:
Accrued interest	—	(356,000)
Deferred gain on sale of EOIR	—	(402,000)
Deferred tax liabilities	—	(758,000)

Net deferred tax asset (liability)	$—	$—

At June 30, 2012 and 2011, the Company had valuation allowances of $4,917,000 and $3,941,000, respectively.  The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain.  The Company carried forward its deferred tax assets, liabilities and valuation reserve after the reverse acquisition because for tax purposes the Company acquired AccelPath, LLC as a subsidiary.  Accordingly, in the year ended June 30, 2011, the valuation allowance increased by $441,000 from the amount previously reflected in the Company’s June 30, 2010 financial statements.  The increases in the valuation allowance for the years ended June 30, 2012 and 2011was due to the Company’s net operating losses.  At June 30, 2012, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of approximately $4,600,000 which begin to expire in 2024.

During the years ended June 30, 2012 and 2011, the Company did not recognize any interest and penalties. Tax years subsequent to 2004 are subject to examination by federal and state authorities.

14.  EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan for the benefit of employees. Essentially all employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan included in the accompanying financial statements for the years ended June 30, 2012 and 2011were $18,812 and $7,768, respectively.

15.  RELATED PARTY TRANSACTIONS

Compensation

AccelPath made or accrued monthly payments of $10,000 each to three executives (formerly “Managing Members”) as compensation for services performed.  On March 4, 2011, a Managing Members resigned (see Note 9) and is no longer entitled to this monthly payment.  In April 2012, another executive resigned and is no longer entitled to this monthly payment.  One executive continues to receive this compensation at June 30, 2012.  No written agreements are currently in place related to these payments.

AccelPath recognized $215,000 and $330,000 of expense for these monthly payments during the years ended June 30, 2012 and 2011, respectively.  At June 30, 2012 and 2011, $123,500 and $45,000 of unpaid monthly payments are included in accrued compensation.

AccelPath Revenue

During the year ended June 30, 2011, approximately $110,000 of AccelPath revenue transactions were initiated by one laboratory.  Certain of the owners of the laboratory were minority owners of AccelPath prior to the reverse acquisition and are now minority shareholders of the Company.

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

See reports of independent registered public accounting firms.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Fiscal Year Ended June 30, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$188,503	$405,825	$-	$594,328
Operating loss	(607,335)	(1,011,415)	(524,156)	(2,142,906)
Interest income and other income	-	126,157	-	126,157
Interest expense	12,882	23,990	-	36,872
Depreciation and amortization	4,424	175,000	-	179,424
Expenditure for long-lived assets, including intangibles	47,600	-	-	47,600
Impairment of goodwill	-	48,158	-	48,158
Impairment of customer contracts	-	116,668	-	116,668
Total Assets at June 30, 2012	110,576	14,245	638,304	763,125

	Fiscal Year Ended June 30, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$153,607	$296,330	$-	$449,937
Operating loss	(1,294,720)	(1,415,875)	(252,244)	(2,962,839)
Interest income and other income	-	25,305	-	25,305
Interest expense	56	-	-	56
Depreciation and amortization	826	58,755	-	59,581
Expenditure for long-lived assets, including intangibles	19,841	-	-	19,841
Impairment of goodwill	-	1,161,215	-	1,161,215
Total Assets at June 30, 2011	136,517	522,404	5,036,000	5,694,921

17.  SUBSEQUENT EVENTS

On July 18, 2012, the Company entered into a subscription agreement with Southridge Partners II, LP ("Southridge") for the purchase of a convertible promissory note in the aggregate principal amount of $100,000. The note accrues interest at a rate of 5% per annum and is due on January 31, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.

On July 18, 2012, the Company entered into an exchange agreement with Southridge to exchange 100 shares of Series E 5% Convertible Preferred Stock into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. On September 11, 2012, Southridge converted $27,550 of the outstanding principal of this note and $797 of accrued interest into 7,874,272 shares of common stock.

On July 19, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock pursuant to the Equity Purchase Agreement with Southridge.

On July 31, 2012, the Company borrowed a total of $7,000 from two individuals.  The convertible promissory notes bear interest at 5% per annum and mature on January 31, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investors have the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investors a five-year warrant to purchase a total of 70,000 shares of common stock at an exercise price of $0.01 per share.  The warrants include a cashless net exercise

See reports of independent registered public accounting firms.

provision and the investors have piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the notes.   In August 2012, the investors converted their notes into a total of 700,000 shares of common stock.

On August 6, 2012, the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.0067.  On September 6, 2012, the Board of Directors granted stock option to purchase 120,000 shares of common stock at an exercise price of $0.009. These options vest over one year and have a contractual term of 10 years.

On September 7, 2012, the Company filed the Series F Convertible Preferred Stock Certificate of Designation with the Secretary of State of Delaware (the “Certificate of Designation”) authorizing 100 shares of the Company’s Series F Convertible Preferred Stock, with a stated value of $1,000 (the “Series F Preferred”) and to establish the rights, preferences, privileges and obligations thereof.

As set forth in the Certificate of Designation, the Series F Preferred is convertible into common stock at any time at the option of the holder thereof.  The number of shares of common stock into which one share of Series F Preferred is convertible is determined by (i) dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”), and (ii) multiplying by ten; provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02.  Accordingly, the 100 shares of Series F Preferred authorized under the Certificate of Designation at a Conversion Price of $0.02 are currently convertible into 50,000,000 shares of common stock.

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock.

On September 14, 2012, the Company borrowed $25,000 from a current stockholder of the Company.  The convertible promissory note bears interest at 5% per annum and matures on March 14, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On September 18, 2012, the Company filed the Series G Convertible Preferred Stock Certificate of Designation with the Secretary of State of Delaware (the “Series G Certificate of Designation”) authorizing 1,250 shares of the Company’s Series G Convertible Preferred Stock, with a stated value of $1,000 (the “Series G Preferred”) and to establish the rights, preferences, privileges and obligations thereof.

As set forth in the Series G Certificate of Designation, the Series G Preferred is convertible into common stock at any time at the option of the holder thereof after six months from the date of issuance. After five years from the date of issuance or upon a change of control as defined in the Series G Certificate of Designation, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the 1,250 shares of Series G Preferred authorized under the Series G Certificate of Designation at an assumed Conversion Price of $0.02 are currently convertible into 62,500,000 shares of common stock.

On September 18, 2012, the Company acquired all of the outstanding membership interests of DigiPath Solutions, LLC, a Texas limited liability company (“DigiPath”), from its sole member pursuant to an Equity Purchase Agreement dated September 18, 2012 among AccelPath, DigiPath and Mr. Rishi Reddy (the “Purchase Agreement”). In accordance with the Purchase Agreement, as consideration for the purchase of the membership interests, the Company issued Mr. Reddy a convertible promissory note in the amount of $1,050,000 (the “Note”), 1,250 shares of Series G Preferred, and agreed to make a cash payment totaling $100,000, $500 of which was paid at closing, $49,500 will be paid no later than October 31, 2012 and the remaining $50,000 will be placed in escrow to satisfy any indemnification obligations that may arise until March 18, 2013. In addition, Mr. Reddy entered into a

See reports of independent registered public accounting firms.

one-year consulting agreement with the Company pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.

The Note bears an interest rate of 5% per annum and shall be paid on or before March 18, 2014. The entire principal amount of the Note may be converted into shares of common stock at the election of Mr. Reddy at any time. The number of shares into which the entire principal amount of the Note may be converted into is determined by dividing the entire principal amount of the Note outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice; provided that in no event shall the per share price be less than $0.065 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of common stock at the closing bid price immediately prior to the due date, provided that the per share price shall not be less than $0.065 per share. The Company also agreed to prepay a portion of the principal and accrued and unpaid interest on the Note on a monthly basis depending on the EBITDA generated by the assets acquired from DigiPath pursuant to the Purchase Agreement.

The Company also granted piggyback registration rights for the shares of common stock underlying the Series G Preferred and the shares of common stock issuable pursuant to the Note.

On October 1, 2012, the Company entered into a loan agreement and a promissory note to borrow $100,000 from a stockholder.  The loan will be repaid with six monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

On October 2, 2012, the Company entered into an amendment to the loan agreement and promissory note dated February 10, 2012 pursuant to which the Company extended the maturity date of the promissory note from August 10, 2012 to November 10, 2012 in exchange for a payment of $2,000 and the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.01 per share.

See reports of independent registered public accounting firms.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2012, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2012, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2012, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, MaloneBailey, LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began

Shekhar G. Wadekar	53	Chief Executive Officer, President, Director	2011

Bruce C. Warwick	56	Principal Financial Officer	2011

Suren G. Dutia	69	Director	2011

F. Howard Schneider, Ph.D.	73	Director	2011

_____________________

AccelPath’s executive officers are appointed by, and serve at the discretion of, the Board. There are no family relationships among our officers or directors.

Shekhar G. Wadekar, Ph.D., M.B.A. has served as our President and Chief Executive Officer and as a director since March 4, 2011.  In addition, Mr. Wadekar founded and has served as a Manager of AccelPath, LLC a wholly-owned subsidiary of the Company since October, 2008.  From July 2005 to February 1, 2010, Mr. Wadekar served as Executive Vice President, Secretary and Treasurer of Phoenix India Acquisition Corp., a company formed to serve as a vehicle for the acquisition of an operating business through mergers, capital stock exchanges, asset acquisitions or other similar business combinations.  From December 2006, he served as the President, Secretary and Director of Yantrik Technology Inc., a company involved in the reselling of engineering services.  From November 2003 to April 2009, Mr. Wadekar served as President and Chief Executive Officer of Traxyz Medical, Inc., a development stage medical device company, subsequent to which he has served as Manager of Traxyz LLC, a company that holds the intellectual property of Traxyz Medical, Inc.  From February 2002 to September 2003, Mr. Wadekar served as President and Chief Operating Officer of MadMax Optics, a scientific software company.  From August 1994 until joining MadMax Optics, Mr. Wadekar served as research analyst on Wall Street following the semiconductor industry.  From April 1999 to February 2002, he served as Director in Equity Research at Royal Bank of Canada Capital Markets. Prior thereto, he was employed by Raymond James and Associates and Sanford C. Bernstein and Co., Inc.  From August 1989 to December 1993, Mr. Wadekar was employed at IBM working on optical communications and was also Technical Coordinator of the IBM/Siemens/Toshiba joint development program in semiconductor memory.  He holds a Ph.D. in electrical engineering from the University of Delaware, an M.B.A. from the Stern School of Business at New York University and a B.Tech. in metallurgical engineering from the Indian Institute of Technology, Bombay.  Mr. Wadekar’s extensive senior management experience in a broad range of industries makes him a highly qualified member of the Board.

Bruce C. Warwick, CPA has served as our principal financial officer since March 4, 2011, and currently provides accounting, finance and contract administration services to the Company on a part-time basis.  Mr. Warwick has served as Controller of Mayflower Communications Company, Inc., a provider of advanced radio navigation, digital anti-jam, and wireless communication technologies since December 2007 and as Treasurer since March 2008.  Mr. Warwick previously served as Controller for MicroFinancial Incorporated, a publicly traded leasing company from October 2005 to September 2007.  He also served as an officer of both Able Laboratories, Inc. and RxBazaar, Inc. from May 2000 to August 2005.  Able was a publicly traded manufacturer of generic drugs and RxBazaar was a publicly held distributor of pharmaceutical and medical products. From 1988 until 2000, Mr. Warwick was employed at Wolf & Company, P.C., a large regional public accounting and business consulting firm, most recently as a principal.  Mr. Warwick is a graduate of Bentley College with a Bachelor of Science in Accounting and a Master of

Science in Taxation.  He is licensed as a Certified Public Accountant in Massachusetts and is a member of the American Institute of Certified Public Accountants and the Massachusetts Society of Certified Public Accountants.

Suren G. Dutia has served as a director since March 4, 2011.  Mr. Dutia currently serves as Senior Fellow of the Kauffman Foundation and the Skandalaris Center for Entrepreneurial Studies, Washington University in St. Louis.  From March 2006, to May 2010, Mr. Dutia served as Chief Executive Officer of TiE Global, a non-profit network of entrepreneurs and professionals with a focus on fostering entrepreneurship globally.  From January 1989 to December 1999, Mr. Dutia was President and Chief Executive Officer of Xscribe Corporation, a publicly-traded manufacturer of computer-aided transcription products.  From April, 1981 to December, 1988, Mr. Dutia was a senior executive responsible for overseeing number of subsidiaries of Boston-based Dynatech Corporation. Mr. Dutia holds B.S. and M.S. degrees in Chemical Engineering and a B.A. in Political Science from Washington University in St. Louis, and holds an M.B.A. from the University of Dallas in Irving, Texas.  Mr. Dutia’s senior management experience in publicly traded and privately held companies and his experience as a passionate advocate of entrepreneurship makes him a highly qualified member of the Board.

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

Director Independence

For the fiscal year ended June 30, 2012, the Board determined that two of the three directors- each of Mr. Dutia and Dr. Schneider are deemed independent directors as defined by NASDAQ Rule 5605(a)(2).  Mr. Wadekar is not deemed to be an independent director under such standard.

Committees of the Board of Directors

In March 2006, the Board created three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.   Currently, the full Board is serving the functions of the Compensation Committee and the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee does not operate under a charter and does not have a policy with regard to the consideration of any director candidates recommended by security holders.  The Board has determined that it is appropriate to not have such a policy given our size and stockholder base.  The Compensation Committee does not operate under a charter and the full Board, serving the function of the Compensation Committee, has collective responsibility for determining and approving the compensation of AccelPath’s executive officers.  The Audit Committee does not operate under a charter and we do not have an audit committee financial expert. Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to the Board, the Audit Committee has been disbanded and the full Board serves the functions of the Audit Committee.  Given the Company’s current board size, the limited number of independent directors and the Company’s resources, the Board has determined that it is best for the full Board to collectively address matters regarding compensation, nominations, corporate governance and audit.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics may be obtained free of charge by mailing a request to the Company’s offices in Gaithersburg, Maryland to the attention of the corporate secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and persons who own beneficially more than ten percent of our equity securities are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in their ownership of our securities with the Securities and Exchange Commission.  They must also furnish copies of these reports to us.  Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that for fiscal year 2012, our executive officers, directors and 10% beneficial owners complied with all applicable Section 16(a) filing requirements except that Mr. Algerian failed to file a Form 3 in connection with the issuance of a convertible promissory note on February 17, 2012.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2012 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)		Stock Awards ($)			Option Awards ($)			All Other compensation ($)			Total ($)
Shekhar Wadekar (1) Chief Executive Officer	2012		$120,000		$	―	$	―			$355,298	(3)	$	―		$475,298
	2011		$40,000	(2)	$	―	$	―			$88,825	(3)	$	―		$128,825
Bruce Warwick (1) Principal Financial Officer	2012		$30,600	(4)	$	―	$	―			$39,478	(5)	$	―		$70,078
	2011		$19,848	(4)	$	―	$	―			$9,869	(5)	$	―		$29,717
Gino M. Pereira (1) Former Chief Executive Officer and President	2012	$	―
	2011		$201,930	(6)	$	―		$50,000	(7)	$	―			$4,663	(8)	$256,593
Nitin V. Kotak (1) Former Chief Financial Officer	2012	$	―
	2011		$159,407		$	―	$	―		$	―			$5,469	(8)	$164,876

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

(8)

Consists of Technest’s matching and safe harbor contributions under its 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Shekhar Wadekar	5,940,000	–	12,060,000	(1)	$0.065	4/5/2021	–	–	–	–
Bruce Warwick	660,000	–	1,340,000	(2)	$0.065	4/5/2021	–	–	–	–

(1)

On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of the Company’s Common Stock at an exercise price of $0.0650 that vest 5,940,000 shares on April 6, 2012, 5,940,000 shares on April 6, 2013 and 6,120,000 on April 6, 2014 based on continued employment.

(2)

On April 6, 2011, Mr. Warwick was granted an option to purchase 2,000,000 shares of the Company’s Common Stock at an exercise price of $0.0650 that vests 660,000 shares on April 6, 2012, 660,000 shares on April 6, 2013 and 680,000 shares on April 6, 2014 based on continued employment.

Agreements with Gino M. Pereira

In accordance with the terms of the Employment Settlement Agreement and Release (the “Employment Settlement Agreement”) dated January 11, 2011, with Gino M. Pereira, our former President and Chief Executive Officer, Mr. Pereira’s Employment Agreement dated January 14, 2008 (the “Pereira Employment Agreement”) was terminated on March 4, 2011.  Under the Employment Settlement Agreement, Mr. Pereira was entitled to receive his current salary and benefits through January 31, 2011 and was issued 1,000,000 shares of the Company’s Common Stock following the closing of the acquisition of AccelPath, LLC.  In consideration for such payments, Mr. Pereira resigned as our President and Chief Executive Officer and one of our directors and released the Company from any and all claims which he may have had against the Company.

Pursuant to the Pereira Employment Agreement, Mr. Pereira was entitled to a base salary of $350,000 per year which on January 1, 2010, was reduced to $300,000 per year and $5,000 per month for automobile expenses, business office expenses and other personal expenses, which he stopped receiving after January 1, 2010.  He was also eligible to receive a performance based bonus and a performance based stock award. The Pereira Employment Agreement also provided that in the event that Mr. Pereira’s engagement with the Company was terminated by the Company without cause (as that term is defined in Section 8(b) of the agreement), or by Mr. Pereira for “Good Reason” (as that term is defined in Section 8(c) of the agreement), the Company would continue to pay Mr. Pereira’s Annual Salary and provide health insurance for a period of one year from the date of termination plus certain bonuses as calculated in Section 8(f) of the agreement. In the event that Mr. Pereira was terminated by the Company as a result of a Change of Control (as defined in the agreement) or Mr. Pereira terminated his employment for Good Reason as a result of a Change of Control, he would be entitled to two times the Annual Salary, plus certain bonuses as calculated in Section 8(g) of the agreement. In the event that Mr. Pereira’s employment with the Company was terminated for any other reason, there would be no continuation of cash salary payments or health insurance.

The foregoing summary of the Employment Settlement Agreement and the Pereira Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Settlement Agreement, a copy of which is filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the S.E.C on March 10, 2011 and the full text of the Pereira Employment Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2008, each of which are incorporated herein by reference.

Employment Agreement with Nitin V. Kotak

Mr. Nitin V. Kotak, our former Chief Financial Officer, resigned effective as of February 21, 2011 to pursue another opportunity. Below are the terms of his employment agreement, which was entered into January 14, 2008:

☐

a term of five years beginning on January 14, 2008;

☐

An initial base salary of $220,000 per year (the “Annual Salary”);

☐

payment of all necessary and reasonable out-of-pocket expenses incurred by Mr. Kotak in the performance of his duties under the agreement;

☐

eligibility to receive cash bonuses as determined by the board of directors; and

☐

eligibility to receive equity awards under the Company’s 2006 Stock Award Plan as determined by the board of directors, with an initial award of 50,000 shares of Common Stock which vested on January 14, 2009.

The employment agreement provided that in the event that Mr. Kotak’s engagement was terminated by the Company without cause (as that term is defined in Section 8(b) of the agreement), or by Mr. Kotak for “Good Reason” (as that term is defined in Section 8(c) of the agreement), the Company would continue to pay Mr. Kotak’s Annual Salary and provide health insurance for a period of one year from the date of termination. In the event that Mr. Kotak was terminated as a result of a Change of Control (as defined in the agreement), he would be entitled to his Annual Salary. In the event that Mr. Kotak’s employment with the Company was terminated for any other reason, there would be no continuation of cash salary payments or health insurance.

The foregoing summary of the material terms of Mr. Kotak’s employment agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 18, 2008 and is incorporated by reference herein.

Director Compensation

Suren Dutia, Henry Sargent and Howard Schneider did not receive additional compensation for their services as directors of the Company during the fiscal year ended June 30, 2012. On April 6, 2011, Suren Dutia and Howard Schneider each received an option to purchase 1,200,000 shares of the Company’s Common Stock with an exercise price of $0.065 that vest on 396,000 on April 6, 2012 and 396,000 on April 6, 2013 and 408,000 on April 6, 2014 based on their continued service to the Company. Directors who are also our employees receive no additional compensation for serving as directors. Mr. Sargent resigned from the board on June 4, 2012.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	46,690,000	$.062	3,810,000
Restricted stock awards	2,500,000	$—
Equity compensation plans not approved by security holders (2)			111,845

Total	46,690,000	$.062	6,421,845

_______________________

(1)

On March 4, 2011, the Board approved the AccelPath, Inc. (formerly - Technest Holdings, Inc.) 2011 Equity Incentive Plan pursuant to which AccelPath, Inc. may grant stock awards covering an aggregate of 50,000,000 shares of its Common Stock with an automatic annual increase of 3,000,000 shares. On February 17, 2012, the Company received a written consent in lieu of a meeting of the holders of the majority of the Common Stock of the Company, holding in the aggregate approximately 52.96% of the total voting power of all issued and outstanding voting capital of the Company ratifying the AccelPath Inc. 2011 Equity Incentive Plan.

(2)

On March 13, 2006, the Company adopted the Company’s 2006 Stock Award Plan, pursuant to which the Company may award up to 1,000,000 shares of its common stock to employees, officers, directors, consultants and advisors to the Company and its subsidiaries.  On September 21, 2009, the Company’s Board of Directors increased the number of shares issuable under the plan from 1,000,000 shares to 2,000,000 shares.  The purpose of this plan is to secure for the Company and its shareholders the benefits arising from capital stock ownership by employees, officers and directors of, and consultants or advisors to, the Company and its subsidiaries who are expected to contribute to the Company’s future growth and success.  The Company has broad discretion in making grants under the plan and may make grants subject to such terms and conditions as determined by the board of directors or a committee appointed by the board of directors to administer the plan.  Stock awards under the plan will be subject to the terms and conditions, including any applicable purchase price and any provisions pursuant to which the stock may be forfeited, set forth in the document making the award.  As of June 30, 2012, the Company had 111,845 shares available for issuance under the plan.

Adoption of AccelPath, Inc. (formerly - Technest Holdings, Inc.) 2011 Equity Incentive Plan

On March 4, 2011, the Board approved the AccelPath, Inc. (formerly - Technest Holdings, Inc.) 2011 Equity Incentive Plan (the “2011 Plan”).  The purpose of the 2011 Plan is to secure and retain the services of employees, officers, directors and consultants of AccelPath, Inc. and its affiliates and to provide a means by which such eligible individuals may be given an opportunity to benefit from increases in the value of the Company’s common stock through the granting of stock awards, thereby aligning the long-term compensation and interests of those individuals with the Company’s stockholders.

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

The 2011 Plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 50,000,000 shares of its common stock, subject to adjustments in the event of certain changes to the Company’s capitalization.  The number of shares of common stock available for issuance under the 2011 Plan shall automatically increase on January 1st of each year for a period of 9 years commencing on January 1, 2012 in an amount equal to the lesser of 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year, or 3,000,000 shares.

The common stock subject to the 2011 Plan may be unissued shares or reacquired shares, including shares purchased on the open market.  If a stock award granted under the 2011 Plan expires or otherwise terminates for any reason without being exercised in full, or a stock award is forfeited to or repurchased by the Company, the shares of common stock expired, terminated, forfeited or repurchased again become available for subsequent issuance under the 2011 Plan.

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

The Board or a duly appointed committee thereof may suspend or terminate the 2011 Plan at any time.  The 2011 Plan is scheduled to terminate on the day before the tenth (10th) anniversary of the earlier of (i) the date the 2011 Plan is adopted by the Board, or March 4, 2011, or (ii) the date the 2011 Plan is approved by the stockholders of the Company.  No rights may be granted under the 2011 Plan while the 2011 Plan is suspended or after it is terminated.  The Board or a duly appointed committee thereof may amend or modify the 2011 Plan at any time, subject to any required stockholder approval.

On February 17, 2012, the Company received a written consent in lieu of a meeting of the holders of the majority of the Common Stock of the Company, holding in the aggregate approximately 52.96% of the total voting power of all issued and outstanding voting capital of the Company ratifying the 2011 Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company with respect to the beneficial ownership of our common stock as of October 1, 2012, unless otherwise noted, by:

☐

each stockholder known to own beneficially more than 5% of our common stock;

☐

each of our directors;

☐

each of our executive officers; and

☐

all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities.  Shares relating to options or warrants currently exercisable, or exercisable within 60 days of October 1, 2012, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 132,854,346 shares of common stock outstanding on October 1, 2012. Except as indicated by footnote and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o AccelPath, Inc. 352A Christopher Avenue, Gaithersburg, MD 20879.

	Number of Shares of Common Stock Beneficially Owned
Beneficial Owner of 5% or more	Shares		Percent

Khaldoon Aljerian King Saud University Faculty Housing Street 9 Villa 77 Riyadh, Kingdom of Saudi Arabia	21,498,120	(1)	14.94%

Rishi Reddy 14 West Isle Place The Woodlands, TX 77381	16,153,847	(2)	10.84%

Stephen Hicks c/o Southridge Partners 90 Grove Street Ridgefield, CT 06877	11,810,278	(3)	8.89%

Timothy King 16 Warren Road Dedham, MA 02026	10,499,105	(4)	7.59%

Southridge Partners II, LP 90 Grove Street Ridgefield, CT 06877	7,874,272	(5)	5.93%

Directors and Executive Officers

Shekhar G. Wadekar, Chief Executive Officer, President and Director	31,935,344	(6)	23.00%

Bruce Warwick, Principal Financial Officer	660,000	(7)	*

Suren G. Dutia, Director	5,395,105	(8)	4.05%	(6)

F. Howard Schneider, Ph.D., Director	396,000	(8)	*

Directors and Executive Officers as a Group (4 Persons)	38,386,449	(9)	27.37%

Former Executive Officers

Gino M. Pereira, Former Chief Executive Officer	1,447,000	(10)	1.10%

Nitin V. Kotak, Former Chief Financial Officer	50,000	(11)	*

_______________________

*

Less than 1%

(1)

Represents (i) 10,498,120 shares of common stock; (ii) a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share that was issued to Mr. Aljerian on February 17, 2012 in connection with a bridge financing; and (iii) 10,000,000 shares issuable upon conversion of the principal amount of $100,000 of a promissory note issued to Mr. Aljerian on February 17, 2012. The promissory note matures on August 16, 2013 and the entire principal amount of the note may be converted into shares of common stock at the election of Mr. Aljerian at any time. The number of shares into which the entire principal amount of the note may be converted into is determined by dividing the entire principal amount of the note outstanding by the closing bid price on the trading day immediately prior to the Company’s receipt of the conversion notice; provided that in no event shall the per share price be less than $0.01 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of Common Stock at the closing bid price immediately prior to the due date. For purposes of the table, the calculation was based on a conversion price of $0.01 per share.

(2)

Represents shares issuable upon conversion of the principal amount of $1,050,000 of a promissory note issued to Mr. Reddy on September 18, 2012 in connection with the acquisition of his membership interests of DigiPath, LLC. The promissory note matures on March 18, 2014 and the entire principal amount of the note may be converted into shares of common stock at the election of Mr. Reddy at any time. The number of shares into which the entire principal amount of the note may be converted into is determined by dividing the entire principal amount of the note outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice; provided that in no event shall the per share price be less than $0.065 per share. The Company has the option of paying the accrued and unpaid interest on the note with shares of common stock at the closing bid price immediately prior to the due date, provided that the per share price shall not be less than $0.065 per share.  For purposes of the table, the calculation was based on a conversion price of $0.065 per share.

(3)

Includes (i) the shares beneficially owned by Southridge Partners II, LP; (ii) 27,435 shares owned by Dominion Capital Fund Limited, over which each of David Sims and Stephen Hicks has voting and investment control and of which each disclaims beneficial ownership thereof, (iii) 9,217 shares owned by Southridge Capital Management LLC over which Stephen Hicks has voting and investment control and disclaims beneficial ownership thereof; (iv) 3,328,064 shares beneficially owned by Katsura Place LLC, over which each of David Sims and Stephen Hicks has voting and investment control and of which each disclaims beneficial ownership of such shares; (v) 20,000 shares of common stock owned directly by Mr. Hicks; (vi) as reported in Schedule 13D/A filed in October 2009, 111.81 shares of Series G Preferred Stock issued by Markland Technologies Inc., convertible subject to certain restrictions into an additional 37,049 shares of common stock owned by Southshore Capital Fund Ltd over which each of David Sims and Stephen Hicks has voting and investment control and of which each disclaims beneficial ownership of such shares; and (vii) 514,241 shares of common stock owned by Trillium Partners, LP for which Mr. Hicks is the President of the general partner.

(4)

Represents (i) 4,999,105 shares of common stock; (ii) a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share that was issued to Mr. King on April 18, 2012 in connection with a bridge financing; and (iii) 5,000,000 shares issuable upon conversion of the principal amount of $50,000 of a promissory note issued to Mr. King on April 18, 2012. The promissory note matures on October 17, 2013 and the entire principal amount of the note may be converted into shares of common stock at the election of Mr. King at any time. The number of shares into which the entire principal amount of the note may be converted into is determined by dividing the entire principal amount of the note outstanding by the closing bid price on the trading day immediately prior to the Company’s receipt of the conversion notice; provided that in no event shall the per share price be less than $0.01 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of Common Stock at the closing bid price immediately prior to the due date. For purposes of the table, the calculation was based on a conversion price of $0.01 per share.

(5)

Does not include 100 shares of our Series E 5% Convertible Preferred Stock that are convertible into 2,251,391 shares of our common stock at the option of the holder thereof, which due to the beneficial ownership limitations in the Series E Certificate of Designation are not convertible at this time. Stephen Hicks has voting and investment control over the securities held by Southridge Partners II, LP and disclaims beneficial ownership of such shares. Southrige Partners II, LP also holds a promissory note in the principal amount of $40,000 which matured on August 31, 2012. The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

(6)

On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of our common stock at a purchase price of $0.065 per share, of which 5,940,000 vested on April 6, 2012, 5,940,000 vests on April 6, 2013 and 6,120,000 vests on April 6, 2014. The table reflects the portion of the option that vested on April 6, 2012.

(7)

On April 6, 2011, Mr. Warwick was granted an option to purchase 2,000,000 shares of our common stock at a purchase price of $0.065 per share, of which 660,000 vested on April 6, 2012, 660,000 vests on April 6, 2013 and 680,000 vests on April 6, 2014. The table reflects the portion of the option that vested on April 6, 2012.

(8)

On April 6, 2011, Messrs. Dutia and Schneider were each granted an option to purchase 1,200,000 shares of our common stock at a purchase price of $0.065 per share, of which 396,000 vested on April 6, 2012 and 396,000 vests on April 6, 2013 and 408,000 vests on April 6, 2014. The table reflects the portion of the options that vested on April 6, 2012.

(9)

Includes shares held by Messrs. Wadekar, Warwick, Dutia and Schneider, including options to purchase an aggregate of 7,392,000 shares of our common stock, which vested as of April 6, 2012.

(10)

Mr. Pereira resigned effective immediately prior to the closing of the acquisition of AccelPath, LLC, which closed on March 4, 2011.

(11)

Mr. Kotak resigned effective as of February 21, 2011 to pursue another opportunity.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bridge Financing

On January 11, 2011, we entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with Southridge Partners II, LP (“Southridge”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Southridge for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Southridge Partners, LP and its affiliates were the holders of a majority of our shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into our common stock at the option of Southridge at any time.  The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Southridge (the “Bridge Financing Shares”) are convertible into 6,754,173 shares of our common stock.  The holders of Series E Preferred are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash.

On February 15, 2012, Southridge converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

On July 18, 2012, the Company entered into an exchange agreement with Southridge to exchange 100 shares of Series E Preferred into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II, LP under a promissory note which matured on August 31, 2012. The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 13, 2012, the Company dismissed Wolf & Company, P.C., as its independent accountant, effective as of August 10, 2012. On August 10, 2012, the Company engaged MaloneBailey, LLP as its independent accountant to audit its financial statements for the fiscal year ending June 30, 2012.

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by MaloneBailey, LLP for the audit of our financial statements as of and for the year ended June 30, 2012 were $35,000.  The aggregate audit fees billed for professional services rendered by Wolf & Company, P.C. (the prior independent registered public accounting firm) for the audit of our financial statements as of and for the years ended June 30, 2012 and 2011, the reviews of our quarterly financial statements for the respective years, our filings with the Securities and Exchange Commission and other audit fees were $114,350 and $91,200, respectively.

Audit Related Fees. The aggregate audit related fees billed for professional services by Wolf & Company, P.C. as of and for the years ended June 30, 2012 and June 30, 2011 were $0 and $12,930, respectively.

Tax Fees. The aggregate tax fees billed for professional services by Wolf & Company, P.C. as of and for the years ended June 30, 2012 and 2011 were $3,400 and $0, respectively.  The tax fees include fees for the preparation of federal and state income tax returns.

All Other Fees.  No other fees were billed by MaloneBailey, LLP during the year ended June 30, 2012.  No other fees were billed by Wolf & Company, P.C. during the years ended June 30, 2012 or 2011.

Other than the services discussed above, MalonBailey, LLP and Wolf & Company, P.C. have not rendered any non-audit related services for the years ended June 30, 2012 and 2011.

At this time, we do not have a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended June 30, 2012, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services.  Management must obtain the specific prior approval of the Board of Directors for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services.  The Board of Directors does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

Item 15.  Exhibits.

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4,		8-K	August 14, 2006	4.2

	2006

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012		10-Q	February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012		8-K	February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012		10-Q	May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012	X

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012	X

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012		8-K	September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012		8-K	September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012	X

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		8-K	March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		10-KSB	October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006		10-QSB	February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006		10-QSB	February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP		8-K	September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc.		Definitive	December 7, 2007	Annex C

	and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Information Statement on Schedule 14C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	October 2, 2008	10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	October 29, 2009	10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	November 16, 2009	10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP	8-K	January 14, 2011	10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	January 14, 2011	10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	February 17, 2011	10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	March 10, 2011	10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.7

10.25	Industrial Lease Agreement among Technest Holdings,	8-K	December 13, 2011	10.1

	Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	February 16, 2012	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	February 16, 2012	10.3

10.28	Promissory Note dated February 10, 2012 payable to Southridge Partners II, LP	10-Q	February 16, 2012	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	February 23, 2012	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian	8-K	February 23, 2012	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King	10-Q	May 21, 2012	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King	10-Q	May 21, 2012	10.2

10.33	Subscription Agreement by and among the Company and Southridge, dated July 18, 2012	8-K	July 24, 2012	10.1

10.34	Exchange Agreement, by and among the Company and Southridge, dated July 18, 2012	8-K	July 24, 2012	10.2

10.35	Convertible Note issued in favor of Southridge, dated July 18, 2012	8-K	July 24, 2012	10.3

10.36	Exchange Note issued in favor of Southridge, dated July 18, 2012	8-K	July 24, 2012	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein	8-K	September 11, 2012	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy	8-K	September 24, 2012	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy	8-K	September 24, 2012	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian	8-K	October 4, 2012	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian	8-K	October 4, 2012	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	8-K	October 4, 2012	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012	8-K	October 4, 2012	10.4

payable to Mr. Friesen

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates a management contract or compensatory plan.

* *Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 15, 2012.

ACCELPATH, INC.

By:	/s/ Shekhar G. Wadekar
Shekhar G. Wadekar,
Chief Executive Officer, Principal Executive Officer

By:	/s/ Bruce C. Warwick
Bruce C. Warwick
Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shekhar G. Wadekar	President, Chief Executive Officer and Director	October 15, 2012
Shekhar G. Wadekar

/s/ Bruce C. Warwick	Principal Financial Officer	October 15, 2012
Bruce C. Warwick

/s/ Suren G. Dutia	Director	October 15, 2012
Suren G. Dutia

/s/ F. Howard Schneider	Director	October 15, 2012
F. Howard Schneider

Exhibit Index

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada		8-K	January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012		10-Q	February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012		8-K	February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012		10-Q	May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012	X

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012	X

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012		8-K	September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012		8-K	September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012	X

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		10-QSB	February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		8-K	March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		10-KSB	October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006		10-QSB	February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006		10-QSB	February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and Southridge Partners, LP	8-K	September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Definitive Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K	January 18, 2008	10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K	January 18, 2008	10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	February 19, 2008	10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	October 2, 2008	10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	October 29, 2009	10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	November 16, 2009	10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and Southridge Partners II, LP	8-K	January 14, 2011	10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	January 14, 2011	10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	February 17, 2011	10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and Southridge Partners II, LP	8-K	March 10, 2011	10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	March 10, 2011	10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	March 10, 2011	10.7

10.25	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011	8-K	December 13, 2011	10.1

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	February 16, 2012	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	February 16, 2012	10.3

10.28	Promissory Note dated February 10, 2012 payable to Southridge Partners II, LP	10-Q	February 16, 2012	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	February 23, 2012	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian	8-K	February 23, 2012	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King	10-Q	May 21, 2012	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King	10-Q	May 21, 2012	10.2

10.33	Subscription Agreement by and among the Company and Southridge, dated July 18, 2012	8-K	July 24, 2012	10.1

10.34	Exchange Agreement, by and among the Company and Southridge, dated July 18, 2012	8-K	July 24, 2012	10.2

10.35	Convertible Note issued in favor of Southridge, dated July 18, 2012	8-K	July 24, 2012	10.3

10.36	Exchange Note issued in favor of Southridge, dated July 18, 2012	8-K	July 24, 2012	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein		8-K	September 11, 2012	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy		8-K	September 24, 2012	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Indicates a management contract or compensatory plan.

* *Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.