Form 10-Q
period 2012-09-30
AccelPath, Inc.
filed 2012-11-19
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

As of November 14, 2012, there were 147,806,752 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2012

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2, TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2012, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

PART I. FINANCIAL INFORMATION

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND JUNE 30, 2012

(Unaudited)

	September 30,	June 30,
	2012	2012
ASSETS
Current Assets
Cash and cash equivalents ($- and $8,916)	$7,807	$16,404
Restricted cash	638,304	638,304
Accounts receivable, net of allowances of $- and $- at September 30, 2012 and June 30, 2012, respectively	180,426	40,942
Prepaid expenses and other current assets ($2,000 and $2,000)	4,788	2,000
Total Current Assets	831,325	697,650

Property and Equipment – Net of accumulated depreciation of $10,395 and $5,673 at September 30, 2012 and June 30, 2012, respectively	245,721	65,475

Other Assets
Customer contracts, less accumulated amortization of $21,042 at September 30, 2012	2,503,955	-
Total Other Assets	2,503,955	-
Total Assets	$3,581,001	$763,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($158,313 and $158,313)	$1,291,679	$1,271,890
Accrued expenses and other current liabilities ($30,848 and $30,848)	365,344	216,544
Accrued compensation	172,388	166,348
Current portion of notes payable, net of discounts of $79,998 and $1,810 at September 30, 2012 and June 30, 2012, respectively	546,654	133,240
Current portion of obligation under capital lease	44,945
Liabilities related to discontinued operations	638,308	638,308
Total Current Liabilities	3,059,318	2,426,330

Long-term portion of notes payable, net of discounts of $7,232 and $31,835 at September 30, 2012 and June 30, 2012, respectively	950,935	118,165
Long-term portion of obligation under capital lease	74,826	-
Total Liabilities	4,085,079	2,544,495

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share;100 and 200 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively (preference in liquidation at September 30, 2012 and June 30, 2012 of $112,565 and $216,871, respectively)	100,000	200,000
Preferred stock – Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at September 30, 2012	90,000	-
Preferred stock – Series G Convertible; stated value $1,000 per share; 1,250 shares issued and outstanding at September 30, 2012	562,500	-
Common stock - par value $.001 per share; 495,000,000 shares authorized; 135,354,346 and 123,578,320 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	135,354	123,578
Additional paid-in capital	3,912,966	3,573,094
Accumulated deficit	(5,104,603)	(5,493,440)
Total stockholders’ deficit of AccelPath, Inc.	(303,783)	(1,596,768)
Non-controlling interest	(200,295)	(184,602)
Total Stockholders’ Deficit	(504,078)	(1,781,370)
Total Liabilities and Stockholders’ Deficit	$3,581,001	$763,125

Asset and liability amounts in parentheses represent the portion of the September 30, 2012 and June 30, 2012 balances attributable to Technest, Inc. which is a variable interest entity.

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011

Revenues	$63,298	$129,358

Cost of Revenues	2,642	79,204

Gross Profit	60,656	50,154

Operating Expenses
Selling, general and administrative	530,629	577,907
Amortization of customer contracts	21,042	43,750
Goodwill impairment loss	—	48,158
Total Operating Expenses	551,671	669,815

Operating Loss	(491,015)	(619,661)

Other Income (Expense), Net
Interest expense	(67,086)	(1,837)
Bargain purchase gain	921,005	—
Technology licensing income	10,240	40,000
Total Other Income (Expense), Net	864,159	38,163

Income (Loss) before Income Taxes	373,144	(581,498)
Income tax benefit	—	—
Net Income (Loss)	373,144	(581,498)

Net Income (Loss) Attributable to Non-Controlling Interest	15,693	21,096
Net Income (Loss) Attributable to Technest Holdings, Inc.	388,837	(560,402)

Deemed and cash dividends to Preferred Stockholders	(361,528)	(3,833)

Net Income (Loss) Applicable to Common Shareholders	$27,309	$(564,235)

Net Income (Loss) Per Share - Basic	$0.000	$(0.005)
Net Income (Loss) Per Share - Diluted	$0.000	$(0.005)

Weighted Average Number of Common Shares Outstanding
Basic	126,619,790	120,279,296
Diluted	126,699,257	120,279,296

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

									Total
						Additional		Non-	Stockholders'
	Preferred Stock			Common Stock		Paid-In	Accumulated	Controlling	Equity
	Series E	Series F	Series G	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2012	$200,000	$—	$—	123,578,320	$123,578	$3,573,094	$(5,493,440)	$(184,602)	$(1,781,370)
Sale of common stock	—	—	—	701,754	702	5,298	—	—	6,000
Sale of 90 shares of Series F Preferred Stock	—	90,000	—	—	—	—	—	—	90,000
Issuance of 1,250 shares of Series G Preferred Stock	—	—	562,500	—	—	—	—	—	562,500
Warrants issued with convertible notes payable	—	—	—	—	—	1,979	—	—	1,979
Beneficial conversion feature on notes payable	—	—	—	—	—	99,889	—	—	99,889
Restricted stock award	—	—	—	2,500,000	2,500	18,333	—	—	20,833
Conversion of notes payable to common stock	—	—	—	8,574,272	8,574	26,773	—	—	35,347
Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	—	—	—	—	—	—	—	(100,000)
Cash dividends accrued on Series E Preferred Stock	—	—	—	—	—	(1,528)	—	—	(1,528)
Stock-based compensation	—	—	—	—	—	189,128	—	—	189,128
Net income (loss)	—	—	—	—	—	—	388,837	(15,693)	373,144

Balance, September 30, 2012	$100,000	$90,000	$562 500	135,354,346	$135,354	$3,912,966	$(5,104,603)	$(200,295)	$(504,078)

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$373,144	$(581,498)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,722	310
Amortization of customer contracts	21,042	43,750
Amortization of notes payable discount	48,283	—
Goodwill impairment loss	—	48,158
Stock-based compensation expense	189,128	171,147
Restricted stock award expense	20,833	—
Bargain purchase gain	(921,005)
Changes in operating assets and liabilities:
Accounts receivable	104,601	135,958
Deposits, prepaid expenses and other assets	—	1,515
Accounts payable	(15,939)	143,957
Accrued expenses and other current liabilities	38,816	19,393
Accrued compensation	6,040	20,000
Net Cash Used In Operating Activities	(130,335)	2,690

Cash Flows From Investing Activities:
Cash paid for acquisition	(500)	—
Cash distribution to former Digipath member	(96,662)	—
Purchase of property and equipment	(14,100)	(10,150)
Net Cash (Used) Provided In Investing Activities	(111,262)	(10,150)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	137,000	3,300
Principal paid on notes payable	—	(9,250)
Proceed from issuance of Series F Preferred Stock	90,000	—
Proceeds from issuance of common stock	6,000	—
Net Cash Provided By Financing Activities	233,000	(5,950)

Net Change in Cash and Cash Equivalents	(8,597)	(13,410)
Cash and Cash Equivalents - Beginning of Period	16,404	50,598

Cash and Cash Equivalents - End of Period	$7,807	$37,188

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$8,598	$1,837
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Issuance of convertible note for acquisition of DigiPath	$1,050,000	-
Issuance of Series G Preferred stock for acquisition of DigiPath	562,500	-
Fair value of common stock warrants issued with convertible notes payable	$1,979	$—
Fair value of beneficial conversion feature on notes payable	$99,889	$—
Notes payable and accrued interest converted to common stock	$35,347	$—
Series E Preferred Stock and accrued dividends converted to note payable	$105,834	$—
Cash dividend accrued on Series E Preferred Stock	$1,528	$3,833

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes its wholly-owned subsidiaries AccelPath, LLC (“AccelPath”), Digipath Solutions, LLC (“Digipath”), and Genex Technologies, Inc. (“Genex”), and its 49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). The Company has two primary businesses: AccelPath and Digipath are in the business of enabling pathology diagnostics and Technest is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

Name Change and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the parent company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  The name change and domicile change became effective on May 2, 2012.

Acquisition

On September 18, 2012, the Company acquired all of the outstanding membership interests of Digipath, from its sole member pursuant to an Equity Purchase Agreement dated September 18, 2012 among AccelPath, Digipath and Mr. Rishi Reddy (the “Purchase Agreement”). In accordance with the Purchase Agreement, the Company issued Mr. Reddy a convertible promissory note in the amount of $1,050,000, 1,250 shares of Series G Preferred Stock, and agreed to make a cash payment totaling $100,000, $500 of which was paid at closing, $49,500 was paid on October 31, 2012 and the remaining $50,000 will be placed in escrow to satisfy any indemnification obligations that may arise until March 18, 2013. In addition, Mr. Reddy entered into a one-year consulting agreement with the Company pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.

The Note bears interest at 5% per annum and shall be paid on or before March 18, 2014. The entire principal amount of the Note may be converted into shares of common stock at the election of Mr. Reddy at any time. The number of shares into which the principal amount of the Note may be converted is determined by dividing the principal amount of the Note outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice; provided that in no event shall the per share price be less than $0.065 per share. The Company has the option of paying the accrued and unpaid interest on the Note with shares of common stock at the closing bid price immediately prior to the due date, provided that the per share price shall not be less than $0.065 per share. The Company also agreed to prepay a portion of the principal and accrued interest on the Note on a monthly basis depending on the EBITDA generated by the assets acquired from Digipath.

The Company also granted piggyback registration rights for the shares of common stock underlying the Series G Preferred Stock and the shares of common stock issuable pursuant to the Note.

A summary of the purchase price allocation is as follows:

Estimated purchase price
Cash payment	$100,000
Series G Preferred Stock	562,500
Convertible note	1,050,000
$1,712,500

Preliminary allocation of purchase price
Assets
Accounts receivable	$244,085
Prepaid expenses	2,788
Property and equipment	170,868
Customer contracts	2,524,997
Total assets	2,942,738
Liabilities
Accounts payable	35,728
Accrued expenses and other current liabilities	15,587
Note payable	41,485
Obligations under capital lease	119,771
Distribution payable to Digipath member	96,662
Total liabilities	309,233
Bargain purchase gain	921,005
Total purchase price	$1,712,500

Unaudited pro forma operating results for the three months ended September 30, 2012 and 2011, assuming the acquisition had been made as of July 1, 2011, are as follows:

	2012	2011
Revenues	$333,150	$309,876
Net loss applicable to common shareholders	$(76,742)	$(758,680)
Net loss per share – basic and diluted	$(0.001)	$(0.006)

Basis of Presentation

As a result of the acquisition, the accompanying consolidated financial statements include the operations of Digipath since September 18, 2012.  The accompanying consolidated financial statements also include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, and its 49% owned subsidiary Technest.  Technest conducts research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated third party owns 5%.  Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had net income applicable to common shareholders of $27,309 for the three months ended September 30, 2012 and a net loss applicable to common shareholders of $2,096,670 for the year ended June 30, 2012.  Further, the Company had a working capital deficit of $2,227,993 and a stockholders’ deficit of $504,078 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is anticipating revenue growth as a result of its recent acquisition of Digipath and through expansion of its customer base, and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   CUSTOMER CONTRACTS

Customer Contracts

In the September 18, 2012 Digipath acquisition, the Company acquired Digipath’s existing customer contracts.   The amount assigned to this definite-lived intangible asset was determined by management based on a discounted cash flow of existing customers’ projected revenue.

At September 30, 2012, the Digipath customer contracts have a cost basis of $2,524,997 and accumulated amortization of $21,042. The Digipath customer contracts are being amortized over an estimated life of four years.  Amortization expense was $21,042 for the three months ended September 30, 2012. The Digipath customer contracts do not contain extension or renewal terms.

Amortization expense for the years ending June 30, 2013, 2014, 2015, 2016 and 2017 is expected to be $494,479, $631,249, $631,249, $631,249 and $136,771, respectively.

4.  NOTES PAYABLE

Notes payable consist of the following:

	September 30,	June 30,
	2012	2012
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Note payable – stockholder	13,000	13,000
Note payable – Chief Executive Officer	10,000	5,000
Notes payable – Financial Institutions	41,485	—
Note payable – Southridge Partners II LP	40,000	40,000
Convertible note payable – former Digipath member	1,050,000	—
Convertible notes payable	398,284	195,000
Total	1,584,819	285,050
Convertible notes payable, discount	(87,230)	(33,645)
Total, net of discount	1,497,589	251,405
Less current portion	546,654	133,240
Long-term debt	$950,935	$118,165

Maturities of notes payable for the years ending September 30, 2013, 2014, 2015, 2016 and 2017 are $546,654, $925,925, $8,934, $9,456 and $6,620, respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At September 30, 2012, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At September 30, 2012, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Consulting expense for the three months ended September 30, 2012 and 2011 was $0 and $2,250, respectively.

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended December 31, 2011, the Company borrowed $15,000 from a stockholder and $5,000 from our Chief Executive Officer.  On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder.  On September 27, 2012, the Company borrowed an additional $5,000 from our Chief Executive Officer.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

In October 2011, Digipath entered into a note payable agreement with a financial institution with monthly payments of $286 including interest at 4.4%.  The note is secured by a vehicle and matures in October 2017.

In November 2011, Digipath entered into a note payable agreement with a financial institution with monthly payments of $584 including interest at 6.25%.  The note is secured by equipment and matures in November 2016.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000 from a third party.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matured on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values.

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

On April 18, 2012, the Company borrowed $50,000 from a third party.  The convertible promissory note bears interest at 5% per annum and matures on October 17, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.   The Company allocated $8,225 of the proceeds to the warrant and $41,775 of the proceeds to the discounted value of the note based on their relative fair values.

On July 18, 2012, the Company entered into a subscription agreement with Southridge Partners II, LP ("Southridge") for the purchase of a convertible promissory note in the aggregate principal amount of $100,000. The note accrues interest at a rate of 5% per annum and is due on January 31, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.  The Company recorded a beneficial conversion discount of $29,333 based on the fair value of the common stock into which the note was convertible to on the commitment date and allocated $70,667 of the proceeds to the discounted value of the note.

On July 18, 2012, the Company entered into an agreement with Southridge to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note.  On September 11, 2012, Southridge converted $27,550 of the note plus $797 of accrued interest into 7,874,272 shares of common stock.

On July 31, 2012, the Company borrowed a total of $7,000 from two individuals.  The convertible promissory notes bear interest at 5% per annum and mature on January 31, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investors have the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investors a five-year warrant to purchase a total of 70,000 shares of common stock at an exercise price of $0.01 per share.  The warrants include a cashless net exercise provision and the investors have piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the notes.  The Company allocated $443 of the proceeds to the warrants and $6,557 of the proceeds to the discounted value of the note based on their relative fair values.  In August 2012, the investors converted their notes into a total of 700,000 shares of common stock.

On September 14, 2012, the Company borrowed $25,000 from a stockholder.  The convertible promissory note bears interest at 5% per annum and matures on March 14, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $1,536 of the proceeds to the warrants and $23,464 of the proceeds to the discounted value of the note based on their relative fair values.

On September 18, 2012, the Company issued a $1,050,000 convertible promissory note in connection with the acquisition of Digipath. The note bears interest at 5% per annum and shall be paid on or before March 18, 2014. The principal amount of the note may be converted into shares of common stock at the election of the holder at any time. The number of shares into which the principal amount of the note may be converted is determined by dividing the principal amount of the note by the closing bid price on the trading day immediately prior to the date of the conversion notice; provided that in no event shall the per share price be less than $0.065 per share. The Company has the option of paying the accrued interest on the note with shares of common stock at the closing bid price immediately prior to the due date, provided that the per share price shall not be less than $0.065 per share. The Company also agreed to prepay a portion of the principal and accrued interest on the note on a monthly basis depending on the EBITDA generated by the assets acquired from Digipath.  The Company also granted piggyback registration rights for the shares of common stock issuable pursuant to the note.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $58,198 and $19 for the three months ended September 30, 2012 and 2011, respectively.

The Company evaluated whether the convertible promissory notes contain a beneficial conversion feature (BCF) and determined that certain of the notes contained a BCF.   The Company also evaluated the terms of the convertible promissory notes and the related warrants issued with the notes under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment.

5.  CAPITAL LEASE

Digipath is the lessee of equipment under a capital lease expiring September 2015.  The asset and liability are recorded at the lower of the present value of the minimum lease payments or fair value of the asset.  The asset is amortized over the shorter of the lease term or the estimated life of the asset.  The following is a summary of the property held under the capital lease:

September 30,
2012
Machinery and equipment	$181,384
Less accumulated amortization	63,484
$117,900

Minimum future lease payments under the capital lease are as follows:

Year Ending September 30,
2013	$39,897
2014	39,897
2015	39,897
2016	13,299
Total minimum lease payments	132,990
Less amount representing interest	13,219
Present value of minimum lease payments	119,771
Less current portion of obligation under capital lease	44,945
Long-term portion of obligation under capital lease	$74,826

Interest on the capital lease is 6.25% and is imputed based on the lower of the incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.  Interest expense for the three months ended September 30, 2012 was $291.

6.  PREFERRED STOCK

Series E

As of September 30, 2012, the Company has 100 outstanding shares of its Series E 5% Convertible Preferred Stock.  The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.   Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share. The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time. The Company accrued cash dividends payable of $1,528 and $3,833 for the three months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, accrued dividends payable of $12,565 is included in accrued expenses and other current liabilities.

On July 18, 2012, Southridge exchanged 100 shares of Series E Preferred and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834 (see Note 4).

Series F

On September 7, 2012, the Company authorized 100 shares of Series F Convertible Preferred Stock, with a stated value of $1,000.  The Series F Preferred is convertible into common stock at any time at the option of the holder.  The number of shares of common stock into which one share of Series F Preferred is convertible is determined by (i) dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”), and (ii) multiplying by ten; provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02.  Accordingly, the authorized 100 shares of Series F Preferred are currently convertible into 50,000,000 shares of common stock using a Conversion Price of $0.02.

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock.  The Company determined that there was a beneficial conversion feature of $360,000 for the issuance of the 90 shares of Series F Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $360,000 for the three months ended September 30, 2012.

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000.  The Series G Preferred is convertible into common stock at any time at the option of the holder six months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are currently convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02.

On September 18, 2012, the Company issued 1,250 shares of Series G Preferred Stock in connection with the acquisition of Digipath.  The Company also granted piggyback registration rights for the shares of common stock underlying the Series G Preferred Stock.

The Company also evaluated the terms of the convertible preferred stock under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment.

7.  COMMON STOCK

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

8.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan and reserved up to 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval.  On February 17, 2012, the stockholders approved the plan.  The plan also provides for automatic annual increases on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  As of January 1, 2012, the number of shares reserved under the plan automatically increased to 53,000,000.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

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

Expected term. The expected term of stock options granted is based on an estimate of when options will be exercised in the future.  The Company applied the simplified method of estimating the expected term of the options, as described in the SEC’s Staff Accounting Bulletins 107 and 110, as the Company has had a significant change in its business operations and the historical experience is not indicative of the expected behavior in the future.  The expected term, calculated under the simplified method, is applied to groups of stock options that have similar contractual terms.  Using this method, the expected term is determined using the average of the vesting period and the contractual life of the stock options granted.

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of September 30, 2012 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months	Three Months
	Ended	Ended
	September 30, 2012	September 30, 2011
Risk-free interest rate	0.62% - 0.68%	0.96%
Expected dividend yield	—	—
Expected term	4.5 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 246.91%	122.33%

A summary of option activity as of September 30, 2012 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2012	46,930,000	$0.062	8.59 years	$2,472
Exercisable at September 30, 2012	16,634,667	$0.058	8.62 years	$—

On August 6, 2012, the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.0067.  The weighted average fair value of the options on the grant date was estimated at $0.0067 per share. These options vest over one year and have a contractual term of 10 years.

On September 6, 2012, the Board of Directors granted stock option to purchase 120,000 shares of common stock at an exercise price of $0.009.  The weighted average fair value of the options on the grant date was estimated at $0.009 per share. These options vest over one year and have a contractual term of 10 years.

Stock-based compensation expense for options for the three months ended September 30, 2012 and 2011 was $189,128 and $171,147, respectively.  At September 30, 2012, unrecognized total compensation cost related to all unvested awards of $894,849 is expected to be recognized over a weighted average period of 1.55 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  Consulting expense recorded for the restricted stock award was $20,833 for the three months ended September 30, 2012.

At September 30, 2012 there were 3,570,000 shares reserved for future grants.

Warrants

No warrants were exercised during the three months ended September 30, 2012.    During the three months ended September 30, 2012, the Company issued 320,000 warrants in connection with convertible notes payable (see Note 4).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years. The Company has reserved 2,395,000 shares of common stock for the exercise of outstanding warrants.

The following table summarizes the warrants outstanding at September 30, 2012:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
0.01	20,000	08/15/2017
0.01	50,000	08/20/2017
0.01	250,000	09/14/2017
	2,395,000

The weighted average grant date fair value of the warrants granted during the three months ended September 30, 2012 was $0.006 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the three months ended September 30, 2012; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  244.07% - 248.52%.  The weighted average remaining life of the warrants at September 30, 2012 was 4.4 years.  At September 30, 2012, all warrants are exercisable and the aggregate intrinsic value for the warrants outstanding is $8,816.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors.  As of September 30, 2012, the Company has 111,845 shares available for future grant under the Plan.

9.  NET INCOME (LOSS) PER SHARE

Basic earnings (loss) per common share (EPS) is determined by dividing the net income (loss) attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted earnings per common share is computed similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended September 30, 2012:

Three months ended September 30, 2012	Net income attributable to common shareholders (Numerator)	Shares (Denominator)	Per share Amount
Basic EPS	$27,309	126,619,790	$0.000
Effect of dilutive securities
Stock options	-	79,467

Diluted EPS	$27,309	126,699,257	$0.000

All outstanding securities that could potentially dilute basic earnings (loss) per share ("EPS") were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three months ended September 30, 2012 and 2011.  Shares potentially issuable consist of the following:

	Shares Potentially Issuable
	2012	2011
Series E 5% Convertible Preferred Stock	2,251,391	6,754,173
Series F Convertible Preferred Stock	45,000,000	—
Series G Convertible Preferred Stock	62,500,000	—
Convertible notes payable	53,072,204	—
Stock options	46,930,000	43,220,000
Warrants	2,395,000	75,000
Total	212,148,595	50,049,173

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on December 31, 2012.  Monthly lease amounts for this facility total approximately $2,000 including monthly operating expense charges of $763.

Digipath leases office space under a lease agreement which expired in October 2012.  Digipath continues to occupy the office space on a month to month basis.  Monthly lease amounts for this office space total approximately $2,650.  Rent expense for this lease is included in the accompanying financial statements since the acquisition on September 18, 2012.

Rent expense for the three months ended September 30, 2012 and 2011 was $8,000 and $48,639, respectively. Future minimum rental payments required under the current operating leases through expiration are $6,000.

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminates on December 31, 2012.  The agreement may be cancelled by the Company with 90 days prior notice.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock, a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, was $22,500 for the three months ended September 30, 2012.

On March 15, 2012, the Company entered into a six month consulting agreement.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement.  The Company also granted the consultant a restricted stock award.  Consulting expense, not including expense recognized for the restricted stock award, was $25,000 for the three months ended September 30, 2012.

In connection with the Digipath acquisition, the Company entered into a one-year consulting agreement with Mr. Reddy pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.  There was no consulting expense recognized for the three months ended September 30, 2012.

11.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees.  The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan for the three months ended September 30, 2012 and 2011 were $2,429 and $8,307, respectively.

12.  OPERATING SEGMENTS

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

	Three Months Ended September 30, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$63,298	$-	$-	$63,298
Operating loss	(52,079)	(205,034)	(209,961)	(467.074)
Other income	-	10,240	921,005	931,245
Interest expense	9,739	57,347	-	67,086
Depreciation and amortization	25,764	-	-	25,764
Expenditure for long-lived assets, including intangibles	14,100	-	-	14,100
Total Assets at September 30, 2012	2,936,303	6,394	638,304	3,581,001

	Three Months Ended September 30, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$28,967	$100,391	$-	$129,358
Operating loss	(239,671)	(208,843)	(171,147)	(619,661)
Other income	-	40,000	-	40,000
Interest expense	1,837	-	-	1,837
Depreciation and amortization	310	43,750	-	44,060
Expenditure for long-lived assets, including intangibles	10,150	-	-	10,150
Total Assets at September 30, 2011	136,245	337,883	5,036,000	5,510,128

13.  SUBSEQUENT EVENTS

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

On October 25, 2012, Southridge converted $22,150 of the convertible promissory note due on September 1, 2013 plus $638 of accrued interest into 12,452,406 shares of common stock.

On November 15, 2012, the Company settled the remaining liability related to discontinued operations by agreeing to pay the creditor $574,473 from the restricted cash.

There were no other subsequent events that required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding the Company’s capital needs, business strategy, and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether the Company will realize the improvements in its operations that it expects from the recent acquisition of Digipath; general economic conditions; and those risks identified and discussed by the Company in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

OVERVIEW

The Company has two primary businesses: AccelPath and Digipath which are in the business of enabling pathology diagnostics and Technest which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.  Each of these businesses are described below.

AccelPath/Digipath Business

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

Name Change and Domicile Change

On February 7, 2012, the Company’s Board of Directors approved and recommended a change in the Company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  On February 17, 2012, a majority of the stockholders approved the name change and the domicile change as more fully described in the Company’s Definitive Information Statement on Schedule 14C,

filed with the Securities and Exchange Commission on March 16, 2012, which description is incorporated by reference herein (the “Information Statement”). The name change and domicile change became effective on May 2, 2012. In connection with the name and domicile change, the Company’s common stock began trading on the OTCBB under the trading symbol ACLP.OB (instead of TCNH.OB) as of May 9, 2012.

RESULTS OF OPERATIONS

Three nine months ended September 30, 2012 compared with the three months ended September 30, 2011

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

On September 18, 2012, the Company acquired Digipath Solutions, LLC and it became a wholly-owned subsidiary of the Company.  The results of operations of Digipath have been included in the accompanying financial statements since the acquisition.

Revenues

The Company had $63,298 in revenues during the three months ended September 30, 2012 compared with $129,358 in revenues during the three months ended September 30, 2011.  Revenues for the three months ended September 30, 2012 consisted of $63,298 of revenues generated from medical diagnostic services provided by AccelPath and Digipath, and no revenues generated by Technest.  Revenues for the three months ended September 30, 2011 consisted of $28,967 of revenues generated by medical diagnostic services provided by AccelPath and $100,391 of revenues generated by Technest.  The $66,060 decrease in revenue resulted from the $100,391 decrease in Technest revenue being partially offset by the $34,331 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Medical diagnostic services revenues increased by $34,331 as AccelPath has increased its customer base and in addition, the revenues of Digipath have been included in the financial statements since the September 18, 2012 acquisition.

Gross profit

The gross profit for the three months ended September 30, 2012 was $60,656 or 96% of revenues compared to a gross profit of $50,154 or 39% of revenues for the three months ended September 30, 2011.  The $10,502 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $530,269 compared to $577,907 for the three months ended September 30, 2011.  During the three months ended September 30, 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the three months ended September 30, 2011, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses.  During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $189,128 and $171,147, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The $47,638 decrease in expenses is due a $40,639 decrease in occupancy expenses.

Amortization of customer contracts

Amortization of intangible assets for the three months ended September 30, 2012 was $21,042 compared to $43,750 of amortization expense for the three months ended September 30, 2011.  Amortization expense for the three months ended September 30, 2012 consists of amortization of the Digipath customer contracts recorded in the September 18, 2012 acquisition.  Amortization expense for the three months ended September 30, 2011 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.

Impairment loss

During the three months ended September 30, 2011, the Company recognized a goodwill impairment loss of $48,158.  The impairment loss was recognized when the Company increased the contingent value rights payable liability acquired in the reverse acquisition.

Operating loss

The operating loss for the three months ended September 30, 2012 was $491,015 compared with $619,661 for the three months ended September 30, 2011.  The $128,646 decrease in the operating loss is primarily due to the $47,278 decrease in selling, general and administrative expenses, the $22,708 decrease in amortization of customer contracts and the $48,158 decrease in the goodwill impairment loss.

Other income (expense)

Other income (expense) was $176,659 for the three months ended September 30, 2012 compared to $38,163 for the three months ended September 30, 2011.  During the three months ended September 30, 2012, the Company had $67,086 in interest expense on notes payable and late credit card payments.  In addition, the Company recognized a bargain purchase gain of $233,505 related to the Digipath acquisition and $10,240 of technology licensing income related to a settlement agreement with a former employee.  During the three months ended September 30, 2011, the Company had $1,837 in interest expense on notes payable and late credit card payments and recognized $40,000 of technology licensing income related to a settlement agreement with a former employee.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended September 30, 2012 was $660,191in comparison with a net loss of $564,235 applicable to common shareholders for the three months ended September 30, 2011.  The net loss per share was $0.005 per share for the three months ended September 30, 2012 and $0.005 per share for the three months ended September 30, 2011.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2012 are accrued cash dividends of $1,528 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2011 are accrued cash dividends of $3,833 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2012, the Company had a working capital deficit of $2,227,993 compared to a working capital deficit of $1,782,680 at June 30, 2012.  The $445,313 decrease in working capital is due primarily to the operating loss incurred by the Company during the three months ended September 30, 2012.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the three months ended September 30, 2012, we received $96,000 from the sale of preferred and common stock, and we received $137,000 from the issuance of notes payable.  We received proceeds of $34,640 from the sale of common stock and $264,300 from the issuance of debt during the year ended June 30, 2012.  Cash used by operating activities was $130,335 for the three months ended September 30, 2012.  We used cash of $260,034 to fund our operating activities during the year ended June 30, 2012.  Our primary uses of operating cash were for compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the three months ended September 30, 2012 and the year ended June 30, 2012, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

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

On July 18, 2012, the Company borrowed $100,000 from Southridge. The note accrues interest at a rate of 5% per annum and is due on January 31, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.

On July 18, 2012, the Company entered into an agreement with Southridge to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. On September 11, 2012, Southridge converted $27,550 of the outstanding principal of this note and $797 of accrued interest into 7,874,272 shares of common stock.

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

On September 14, 2012, the Company borrowed $25,000 from a stockholder.  The convertible promissory note bears interest at 5% per annum and matures on March 14, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.

On October 1, 2012, the Company entered into a loan agreement and a promissory note to borrow $100,000 from a stockholder.  The loan will be repaid with six monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012 and a post-effective amendment was declared effective on June 13, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the Equity Purchase Agreement.  During the three months ended September 30, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock under the Equity Purchase Agreement.

Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

On September 7, 2012, the Company authorized 100 shares of Series F Convertible Preferred Stock, with a stated value of $1,000.  The Series F Preferred is convertible into common stock at any time at the option of the holder.  The number of shares of common stock into which one share of Series F Preferred is convertible is determined by (i) dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”), and (ii) multiplying by ten; provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02.  Accordingly, the authorized 100 shares of Series F Preferred are currently convertible into 50,000,000 shares of common stock using a Conversion Price of $0.02.

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock.

Management believes that, at the current share price, we will not be able to sell a sufficient amount of our common stock to Southridge to provide enough capital to satisfy our obligations for the next 12 months.  Management is anticipating revenue growth as a result of its recent acquisition of Digipath and through expansion of its customer base, and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital.  If the Company is not successful in its capital raising efforts, then its expansion plans and software development efforts would need to be curtailed.

COMMITMENTS AND CONTINGENCIES

Facilities

Technest currently leases offices with approximately 1,957 square feet in Gaithersburg, Maryland, pursuant to a lease which expires on December 31, 2012.  Monthly lease amounts for this facility total approximately $2,000.  Digipath leases office space in The Woodlands, Texas under a lease agreement which expired in October 2012.  Digipath continues to occupy the office space on a month to month basis.  Monthly lease amounts for this office space total approximately $2,650.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2012, the Company had warrants outstanding for the purchase of 2,395,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of September 30, 2012, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock.  In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the SEC.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2012, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2012, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 and June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

On September 18, 2012 we acquired Digipath Solutions, LLC.  Digipath will operate as a wholly-owned subsidiary of the Company.  There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our AccelPath/Digipath Business

We have a limited operating history in our services business, which may make it difficult to accurately evaluate our business and prospects.

AccelPath commenced providing services in October 2010 and we acquired Digipath on September 18, 2012.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services are still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

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

The development of our technologies will require additional capital.  Although we believe that with the availability of the proceeds from the Equity Purchase Agreement and other financings we will have sufficient sources of liquidity to satisfy our obligations for at least the next 12 months, we may be unable to complete the financings or obtain additional funds, if needed, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

We are an early-stage company that is in the process of building relationships with associated pathologists and referring physicians.  We currently service a limited number of referring physicians through agreements with a limited number of associated pathologists; therefore the loss of any one customer of an associated pathologist may have a significant impact on our business, financial condition, results of operations and cash flows.  No assurance can be given that we will continue to maintain our competitive position with our associated pathologists or their referring physicians.  The loss of, or a significant curtailment of purchases by, one or more customers of an associated pathologist could cause our net sales to decline significantly, which would harm our business, financial condition, results of operations and cash flows.  Similarly, delays in payments by our associated pathologists could have a significant impact on our cash flows.

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

As of November 14, 2012, Shekhar Wadekar, the Company’s Chief Executive Officer owned 17.59% of the outstanding Common Stock.  As a result, Mr. Wadekar possesses significant influence over our affairs.  His stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

Our stock price has been volatile.  From July 2007 to September 2012, the trading price of our common stock ranged from a low price of $0.0051 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of September 30, 2012, we had 135,354,346 outstanding shares of common stock and have reserved at least 212,000,000 shares for future issuances upon exercise of outstanding options, upon conversion of preferred stock, upon exercise of outstanding warrants and upon the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

Assuming the sale of the entire 25,800,000 shares of our common stock currently registered at a price of $0.01 per share, Southridge will receive gross proceeds of $258,000, of which we will receive $245,100, or 95% of the sale price.  Therefore, we would be required to register 474,200,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement.  Our capital stock currently consists of 495,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock.  Therefore, at a share price of $0.01, we do not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are currently outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities.  In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially.  Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

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

We have registered an aggregate of 25,800,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 16% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

Our inability to remediate all weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.

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

ACCELPATH, INC.

Date: November 19, 2012	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date:November 19, 2012	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.