Form 10-Q
period 2012-12-31
AccelPath, Inc.
filed 2013-02-19
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

(240)780-7138

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

As of February 15, 2013, there were 220,049,724 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2012

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

PART I. FINANCIAL INFORMATION

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND JUNE 30, 2012

(Unaudited)

	December 31,	June 30,
	2012	2012
ASSETS

Current Assets
Cash and cash equivalents ($- and $8,916)	$9,469	$16,404
Restricted cash	-	638,304
Accounts receivable	131,178	40,942
Prepaid expenses and other current assets ($- and $2,000)	-	2,000
Total Current Assets	140,647	697,650

Property and Equipment – Net of accumulated depreciation of $11,069 and $5,673 at December 31, 2012 and June 30, 2012, respectively	88,279	65,475

Total Assets	$228,926	$763,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable ($158,084 and $158,313)	$1,271,597	$1,271,890
Accrued expenses and other current liabilities ($- and $30,848)	209,565	216,544
Accrued compensation	306,555	166,348
Current portion of notes payable, net of discounts of $37,386 and $1,810 at December 31, 2012 and June 30, 2012, respectively	419,883	133,240
Liabilities related to discontinued operations	-	638,308
Total Current Liabilities	2,207,600	2,426,330

Long-term portion of notes payable, net of discounts of $1,229 and $31,835 at December 31, 2012 and June 30, 2012, respectively	123,771	118,165
Total Liabilities	2,331,371	2,544,495

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share;100 and 200 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively (preference in liquidation at December 31, 2012 and June 30, 2012 of $113,842 and $216,871, respectively)	100,000	200,000
Preferred stock – Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at December 31, 2012	90,000	-
Preferred stock – Series G Convertible; stated value $1,000 per share; no shares issued and outstanding at December 31, 2012	-	-
Common stock - par value $.001 per share; 495,000,000 shares authorized; 176,250,915 and 123,578,320 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	176,251	123,578
Additional paid-in capital	3,985,465	3,573,094
Accumulated deficit	(6,252,084)	(5,493,440)
Total stockholders’ deficit of AccelPath, Inc.	(1,900,368)	(1,596,768)
Non-controlling interest	(202,077)	(184,602)
Total Stockholders’ Deficit	(2,102,445)	(1,781,370)

Total Liabilities and Stockholders’ Deficit	$228,926	$763,125

Asset and liability amounts in parentheses represent the portion of the December 31, 2012 and June 30, 2012 balances attributable to Technest, Inc. which is a variable interest entity.

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011

Revenues	$136,723	$185,842	$191,706	$315,200

Cost of Revenues	—	59,017	—	138,221

Gross Profit	136,723	126,825	191,706	176,979

Operating Expenses
Selling, general and administrative	315,320	427,095	836,710	1,005,002
Amortization of customer contracts	—	43,750	—	87,500
Goodwill impairment loss	—	—	—	48,158
Total Operating Expenses	315,320	470,845	836,710	1,140,660

Operating Loss	(178,597)	(344,020)	(645,004)	(963,681)

Other Income (Expense), Net
Interest expense	(68,543)	(4,069)	(133,468)	(5,906)
Loss on terminated acquisition	(30,648)	—	(30,648)	—
Technology licensing income	22,761	68,769	33,001	108,769
Total Other Income (Expense), Net	(76,430)	64,700	(131,115)	102,863

Loss before Income Taxes	(255,027)	(279,320)	(776,119)	(860,818)
Income tax benefit	—	—	—	—
Net Loss	(255,027)	(279,320)	(776,119)	(860,818)

Net Loss Attributable to Non-Controlling Interest	1,782	22,789	17,475	43,885
Net Loss Attributable to AccelPath, Inc.	(253,245)	(256,531)	(758,644)	(816,933)

Deemed and cash dividends to Preferred Stockholders	(1,278)	(3,833)	(362,806)	(7,666)

Net Loss Applicable to Common Shareholders	$(254,523)	$(260,364)	$(1,121,450)	$(824,599)

Net Loss Per Share - Basic and Diluted	$(0.002)	$(0.002)	$(0.008)	$(0.007)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	150,512,493	120,279,296	138,566,142	120,279,296

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(Unaudited)

									Total
						Additional		Non-	Stockholders'
	Preferred Stock			Common Stock		Paid-In	Accumulated	Controlling	Equity
	Series E	Series F	Series G	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, June 30, 2012	$200,000	$—	$—	123,578,320	$123,578	$3,573,094	$(5,493,440)	$(184,602)	$(1,781,370)
Sale of common stock	—	—	—	701,754	702	5,298	—	—	6,000
Sale of 90 shares of Series F Preferred Stock	—	90,000	—	—	—	—	—	—	90,000
Warrants issued for convertible notes payable	—	—	—	—	—	5,410	—	—	5,410
Beneficial conversion feature on notes payable	—	—	—	—	—	99,889	—	—	99,889
Restricted stock award	—	—	—	2,500,000	2,500	18,333	—	—	20,833
Conversion of notes payable to common stock	—	—	—	49,470,841	49,471	27,536	—	—	77,007
Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	—	—	—	—	—	—	—	(100,000)
Cash dividends accrued on Series E Preferred Stock	—	—	—	—	—	(2,806)	—	—	(2,806)
Stock-based compensation	—	—	—	—	—	258,711	—	—	258,711
Net loss	—	—	—	—	—	—	(758,644)	(17,475)	(776,119)

Balance, December 31, 2012	$100,000	$90,000	$—	176,250,915	$176,251	$3,985,465	$(6,252,084)	$(202,077)	$(2,102,445)

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net loss	$(776,119)	$(860,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	5,396	620
Amortization of customer contracts	—	87,500
Amortization of notes payable discount	96,898	—
Warrants issued for note payable extension	3,431
Goodwill impairment loss	—	48,158
Stock-based compensation expense	258,711	193,167
Restricted stock award expense	20,833	—
Changes in operating assets and liabilities:
Accounts receivable	(90,236)	147,163
Deposits, prepaid expenses and other assets	2,000	37,340
Accounts payable	(293)	261,771
Accrued expenses and other current liabilities	(2,259)	3,098
Accrued compensation	140,207	60,000
Liabilities related to discontinued operations	(638,308)	—
Net Cash Used In Operating Activities	(979,739)	(22,001)

Cash Flows From Investing Activities:
Restricted cash	638,304	—
Purchase of property and equipment	(28,200)	(21,800)
Net Cash (Used) Provided In Investing Activities	610,104	(21,800)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	266,700	23,300
Principal paid on notes payable	—	(18,500)
Proceed from issuance of Series F Preferred Stock	90,000	—
Proceeds from issuance of common stock	6,000	—
Net Cash Provided By Financing Activities	362,700	4,800

Net Change in Cash and Cash Equivalents	(6,935)	(39,001)
Cash and Cash Equivalents - Beginning of Period	16,404	50,598

Cash and Cash Equivalents - End of Period	$9,469	$11,597

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$12,062	$4,871
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Fair value of common stock warrants issued with convertible notes payable	$1,979	$—
Fair value of beneficial conversion feature on notes payable	$99,889	$—
Notes payable and accrued interest converted to common stock	$77,007	$—
Series E Preferred Stock and accrued dividends converted to note payable	$105,834	$—
Cash dividend accrued on Series E Preferred Stock	$2,806	$7,666

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

(Unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes its wholly-owned subsidiaries AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”), and its 49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below).  See Digipath Solutions, LLC (“Digipath”) discussion below.  The Company has two primary businesses: AccelPath is in the business of enabling pathology diagnostics and Technest was in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

Name Change and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the parent company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware.  The name change and domicile change became effective on May 2, 2012.

Digipath Solutions, LLC

On September 18, 2012, the Company entered into an agreement to acquire all of the outstanding membership interests of Digipath, from its sole member pursuant to an Equity Purchase Agreement among the Company, Digipath and Mr. Rishi Reddy (the “Purchase Agreement”). In accordance with the Purchase Agreement, the Company issued Mr. Reddy a convertible promissory note in the amount of $1,050,000 (the “Note”), 1,250 shares of Series G Preferred Stock (the “Shares”), and agreed to make a cash payment totaling $100,000, $500 of which was paid at closing and $49,500 was paid on October 31, 2012 by Digipath.  In addition, Mr. Reddy entered into a one-year consulting agreement with the Company pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Reddy was canceled.  The Company also recognized a loss on the terminated acquisition of $30,648 for the six months ended December 31, 2012.

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have presented consolidated financial statements in the September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error. As a result, the Company’s financial statements for the six months ended December 31, 2012 do not include any of the acquisition entries or the consolidation of Digipath’s results for such period.  In addition, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements for the three months ended September 30, 2012 (reflecting DigiPath’s assets and liabilities at such date and its operating results for the period from September 18, 2012 through September 30, 2012) and determined that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 will be amended accordingly. There was no impact to any other period previously reported.

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, and its 49% owned subsidiary Technest.  Technest became inactive in the six months ending December 31, 2012.  Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated third party owns 5%.  Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,121,450 for the six months ended December 31, 2012 and a net loss applicable to common shareholders of $2,096,670 for the year ended June 30, 2012.  Further, the Company had a working capital deficit of $2,066,953 and a stockholders’ deficit of $2,102,445 at December 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management is anticipating revenue growth through expansion of its customer base, and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  NOTES PAYABLE

Notes payable – related parties and third parties consist of the following:

	December 31, 2012	June 30, 2012
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	113,000	13,000
Note payable – Chief Executive Officer	39,700	5,000
Note payable – Southridge Partners II LP	40,000	40,000
Convertible notes payable	357,519	195,000
Total	582,269	285,050
Convertible notes payable, discount	(38,615)	(33,645)
Total, net of discount	543,654	251,405
Less current portion	419,883	133,240
Long-term debt	$123,771	$118,165

Maturities of notes payable for the years ending December 31, 2013 and 2014 are $419,883 and $123,771, respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At December 31, 2012, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At December 31, 2012, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Consulting expense for the three and six months ended December 31, 2011 was $750 and $3,000, respectively.

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended December 31, 2011, the Company borrowed $15,000 from a stockholder.  On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder. The balance of this note is payable on demand and accrues interest at 0.19% per annum. On October 1, 2012, the Company borrowed $100,000 from a stockholder.  The loan will be repaid with six monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

During the three months ended December 31, 2011, the Company borrowed $5,000 from our Chief Executive Officer.  During the six months ended December 31, 2012, the Company borrowed an additional $34,700 from our Chief Executive Officer.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from Southridge Partners II LP under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000 from a third party.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matured on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values.  On October 2, 2012, the Company entered into an amendment to the agreement to extend the maturity date to November 10, 2012 in exchange for a payment of $2,000 and the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.01 per share.  The Company evaluated the modification of the note and determined that it did not qualify as a debt extinguishment.  Consequently, the $3,431 fair value of the warrant was recognized as an additional debt discount and fully amortized to interest expense during the six months ended December 31, 2012.  The $2,000 payment was made in January 2013.

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

On July 18, 2012, the Company entered into a subscription agreement with Southridge Partners II, LP ("Southridge") for the purchase of a convertible promissory note in the aggregate principal amount of $100,000. The note accrues interest at a rate of 5% per annum and became due on January 31, 2013.  The Company is in default of this note. Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.  The Company recorded a beneficial conversion discount of $29,333 based on the fair value of the common stock into which the note was convertible to on the commitment date and allocated $70,667 of the proceeds to the discounted value of the note.

On July 18, 2012, the Company entered into an agreement with Southridge to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note.  During the six months ended December 31, 2012, Southridge converted $68,315 of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On September 14, 2012, the Company borrowed $25,000 from a stockholder.  The convertible promissory note bears interest at 5% per annum and matures on March 14, 2014.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-

year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $1,536 of the proceeds to the warrants and $23,464 of the proceeds to the discounted value of the note based on their relative fair values.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $57,907 and $1,035 for the three months ended December 31, 2012 and 2011, respectively.  Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $116,105 and $1,054 for the six months ended December 31, 2012 and 2011, respectively.

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

4.  PREFERRED STOCK

Series E

As of December 31, 2012, the Company has 100 outstanding shares of its Series E 5% Convertible Preferred Stock.  The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share. The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time. The Company accrued cash dividends payable of $1,278 and $3,833 for the three months ended December 31, 2012 and 2011, respectively.  The Company accrued cash dividends payable of $2,806 and $7,666 for the six months ended December 31, 2012 and 2011, respectively. At December 31, 2012, accrued dividends payable of $13,842 is included in accrued expenses and other current liabilities.

On July 18, 2012, Southridge exchanged 100 shares of Series E Preferred and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834 (see Note 3).

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

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock. The Company determined that there was a beneficial conversion feature of $360,000 for the issuance of the 90 shares of Series F Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $360,000 for the six months ended December 31, 2012.

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000.  The Series G Preferred is convertible into common stock at any time at the option of the holder six months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02.

The Company also evaluated the terms of the convertible preferred stock under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment and do not qualify for mezzanine presentation in the consolidated balance sheets.

5.  COMMON STOCK

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered. On July 19, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock pursuant to the Equity Purchase Agreement with Southridge. The registration statement is no longer effective.

6.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan and reserved up to 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval.  On February 17, 2012, the stockholders approved the plan.  The plan also provides for automatic annual increases on January 1st of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31st of the preceding year or (b) 3,000,000 shares.  As of January 1, 2013, the number of shares reserved under the plan automatically increased to 56,000,000.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of December 31, 2012 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	—	—
Expected term	4.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of December 31, 2012 and for the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at December 31, 2012	46,930,000	$0.062	8.34 years	$—
Exercisable at December 31, 2012	16,843,000	$0.057	8.37 years	$—

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

Stock-based compensation expense for options for the three months ended December 31, 2012 and 2011 was $69,583 and $22,020, respectively. Stock-based compensation expense for options for the six months ended December 31, 2012 and 2011 was $258,711 and $193,167, respectively. At December 31, 2012, unrecognized total compensation cost related to all unvested awards of $700,592 is expected to be recognized over a weighted average period of 1.31 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  Consulting expense recorded for the restricted stock award was $20,833 for the six months ended December 31, 2012.

At December 31, 2012 there were 6,570,000 shares reserved for future grants.

Warrants

No warrants were exercised during the six months ended December 31, 2012.    During the six months ended December 31, 2012, the Company issued 570,000 warrants in connection with convertible notes payable (see Note 3).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years. The Company has reserved 2,645,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at December 31, 2012:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
0.01	20,000	08/15/2017
0.01	50,000	08/20/2017
0.01	250,000	09/14/2017
0.01	250,000	10/02/2017
	2,645,000

The weighted average grant date fair value of the warrants granted during the six months ended December 31, 2012 was $0.0095 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the six months ended December 31, 2012; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  244.07% - 248.52%.  The weighted average remaining life of the warrants at December 31, 2012 was 4.19 years.  At December 31, 2012, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of December 31, 2012, the Company has 111,845 shares available for future grant under the Plan.

7.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of December 31, 2012 and 2011, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended December 31, 2012 and 2011 consist of the following:

	Shares Potentially Issuable
	2012	2011
Series E 5% Convertible Preferred Stock	2,251,391	6,754,173
Series F Convertible Preferred Stock	45,000,000	—
Series G Convertible Preferred Stock	—	—
Convertible notes payable	56,177,222	—
Stock options	46,930,000	45,720,000
Warrants	2,645,000	75,000
Total	153,003,613	52,549,173

8.  COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on December 31, 2012.  On November 16, 2012, the Company extended the lease for one year.  Monthly lease amounts for this facility in 2013 total approximately $2,018 including monthly operating expense charges of $781.

Rent expense for the three months ended December 31, 2012 and 2011 was $4,000 and $49,602, respectively.  Rent expense for the six months ended December 31, 2012 and 2011 was $12,000 and $98,241, respectively.  Future minimum rental payments required under the current operating lease through expiration are $24,214.

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminated on December 31, 2012.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock, a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, for the three months ended December 31, 2012 and 2011 was $22,500 and $0, respectively.  Consulting expense, not including expense recognized for the stock option, for the six months ended December 31, 2012 and 2011 was $45,000 and $0, respectively. The Company plans to extend this consulting agreement but has not yet done so.

On March 15, 2012, the Company entered into a six month consulting agreement, which was not renewed.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement.  The Company also granted the consultant a restricted stock award.  Consulting expense, not including expense recognized for the restricted stock award, was $0 and $25,000, respectively, for the three and six months ended December 31, 2012.

Digipath Solutions, LLC

Digipath returned certain equipment held under a capital lease to the manufacturer.  The lease had approximately $115,000 of minimum lease payments remaining on the date the equipment was returned.  Management believes that the manufacturer will not attempt to collect the balance due from Digipath and that AccelPath is not liable for the balance due.  Management has not recognized a liability for this contingency.

9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company also contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution.  Contributions and other costs of the plan for the three months ended December 31, 2012 and 2011 were $1,632 and $3,843, respectively. Contributions and other costs of the plan for the six months ended December 31, 2012 and 2011 were $4,061 and $12,150, respectively.

10.  OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  The government contracting segment became inactive during the six months ended December 31, 2012.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended December 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$136,723	$-	$-	$136,723
Operating income (loss)	34,813	(143,827)	(69,583)	(178,597)
Other income (expense)	-	22,761	(30,648)	(7,887)
Interest expense	4,321	64,222	-	68,543
Depreciation and amortization	2,698	-	-	2,698
Expenditure for long-lived assets, including intangibles	14,100	-	-	14,100

	Three Months Ended December 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$50,588	$135,254	$-	$185,842
Operating income (loss)	(165,334)	(156,666)	(22,020)	(344,020)
Other income (expense)	-	68,769	-	68,769
Interest expense	4,069	-	-	4,069
Depreciation and amortization	310	43,750	-	44,060
Expenditure for long-lived assets, including intangibles	11,650	-	-	11,650

	Six Months Ended December 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$191,706	$-	$-	$191,706
Operating income (loss)	(16,099)	(349,361)	(279,544)	(645,004)
Other income (expense)	-	33,001	(30,648)	2,353
Interest expense	13,769	119,699	-	133,468
Depreciation and amortization	5,396	-	-	5,396
Expenditure for long-lived assets, including intangibles	28,200	-	-	28,200
Total Assets at December 31, 2012	210,255	18,671	-	228,926

	Six Months Ended December 31, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$79,555	$235,645	$-	$315,200
Operating income (loss)	(405,005)	(365,509)	(193167)	(963,681)
Other income (expense)	-	108,769	-	108,769
Interest expense	5,906	-	-	5,906
Depreciation and amortization	620	87,500	-	88,120
Expenditure for long-lived assets, including intangibles	21,800	-	-	21,800
Total Assets at December 31, 2011	112,608	256,489	5,036,000	5,405,097

11.  SUBSEQUENT EVENTS

On January 14, 2013, Southridge converted $9,930 of the convertible promissory note due on September 1, 2013 plus $123 of accrued interest into 14,750,073 shares of common stock.  On February 4, 2013, Southridge converted $11,325 of the convertible promissory note due on September 1, 2013 plus $79 of accrued interest into 14,620,983 shares of common stock.  On February 15, 2013, Southridge converted $11,810 of the convertible promissory note due on September 1, 2013 plus $38 of accrued interest into 14,607,753 shares of common stock.  The remaining balance of the convertible promissory note on February 15, 2013 was $4,454.

There were no other subsequent events that required recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2012 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding the Company’s capital needs, business strategy, and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, whether the Company will realize the improvements in its operations that it expects; general economic conditions; and those risks identified and discussed by the Company in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

OVERVIEW

The Company has two primary businesses: AccelPath which is in the business of enabling pathology diagnostics and Technest which is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.  Each of these businesses is described below.

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

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.  During the six months ended December 31, 2012, the Technest business became inactive.

The Company is considering strategic alternatives to maximize the value of Technest and its intellectual property.  The Company is actively pursuing licensing opportunities for the further commercialization of these products and the related intellectual property.

Digipath Solutions, LLC

On September 18, 2012, the Company entered into an agreement to acquire all of the outstanding membership interests of Digipath, from its sole member pursuant to an Equity Purchase Agreement among the Company, Digipath and Mr. Rishi Reddy (the “Purchase Agreement”). In accordance with the Purchase Agreement, the Company issued Mr. Reddy a convertible promissory note in the amount of $1,050,000 (the “Note”), 1,250 shares of Series G Preferred Stock (the “Shares”), and agreed to make a cash payment totaling $100,000, $500 of which was paid at closing and $49,500 was paid on October 31, 2012 by Digipath.  In addition, Mr. Reddy entered into a one-year consulting agreement with the Company pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Reddy was cancelled.

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. As a result, the Company’s financial statements for the six months ended December 31, 2012 do not include the consolidation of Digipath’s results for such period.  In addition, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements for the three months ended September 30, 2012 (reflecting DigiPath’s assets and liabilities at such date and its operating results for the period from September 18, 2012 through September 30, 2012) and determined that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 will be amended accordingly.

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

RESULTS OF OPERATIONS

Three and six months ended December 31, 2012 compared with the three and six months ended December 31, 2011

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

Revenues

The Company had $136,723 in revenues during the three months ended December 31, 2012 compared with $185,842 in revenues during the three months ended December 31, 2011.  Revenues for the three months ended December 31, 2012 consisted of $136,723 of revenues generated from medical diagnostic services provided by AccelPath, and no revenues generated by Technest.  Revenues for the three months ended December 31, 2011 consisted of $50,588 of revenues generated by medical diagnostic services provided by AccelPath and $135,254 of revenues generated by Technest.  The $49,119 decrease in revenue resulted from the $135,254 decrease in Technest revenue being partially offset by the $86,135 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the six months ended December 31, 2012.  Medical diagnostic services revenues increased by $86,135 as AccelPath has provided additional services and increased its customer base.

The Company had $191,706 in revenues during the six months ended December 31, 2012 compared with $315,200 in revenues during the six months ended December 31, 2011.  Revenues for the six months ended December 31, 2012 consisted of $191,706 of revenues generated from medical diagnostic services provided by AccelPath and no revenues generated by Technest.  Revenues for the six months ended December 31, 2011 consisted of $79,555 of revenues generated by medical diagnostic services provided by AccelPath and $235,645 of revenues generated by Technest.  The $123,494 decrease in revenue resulted from the $235,645 decrease in Technest revenue being partially offset by the $112,151 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the six months ended December 31, 2012.  Medical diagnostic services revenues increased by $112,151 as AccelPath has provided additional services and increased its customer base.

Gross profit

The gross profit for the three months ended December 31, 2012 was $136,723 or 100% of revenues compared to a gross profit of $126,825 or 68% of revenues for the three months ended December 31, 2011.  The $9,898 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.  Under AccelPath’s business model there are minimal, if any, costs of revenues.

The gross profit for the six months ended December 31, 2012 was $191,706 or 100% of revenues compared to a gross profit of $176,979 or 56% of revenues for the six months ended December 31, 2011.  The $14,727 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.  Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2012 were $315,320 compared to $427,095 for the three months ended December 31, 2011.  During the three months ended December 31, 2012 and 2011, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the three months ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $69,583 and $22,020, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The $111,775 decrease in expenses is primarily due to a $45,602 decrease in Technest occupancy expenses, a $29,000 decrease in AccelPath compensation, a $30,000 decrease in AccelPath sales consultants, and a $20,000 decrease in AccelPath legal fees.

Selling, general and administrative expenses for the six months ended December 31, 2012 were $836,710 compared to $1,005,002 for the six months ended December 31, 2011.  During the six months ended December 31, 2012 and 2011, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the six months ended December 31, 2012 and 2011, the Company recognized stock-based compensation expense of $258,711 and $193,167, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The $168,292 decrease in expenses is primarily due to an $86,241 decrease in Technest occupancy expenses, a $54,000 decrease in AccelPath compensation, a $75,000 decrease in AccelPath sales consultants, and a $61,000 decrease in AccelPath legal fees.

Amortization of customer contracts

Amortization of intangible assets for the three months ended December 31, 2012 was $0 compared to $43,750 of amortization expense for the three months ended December 31, 2011.  Amortization expense for the three months ended December 31, 2011 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.

Amortization of intangible assets for the six months ended December 31, 2012 was $0 compared to $87,500 of amortization expense for the six months ended December 31, 2011.  Amortization expense for the six months ended December 31, 2011 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.  As of June 30, 2012, there were no customer contracts remaining on the Company’s balance sheet.

Impairment loss

During the six months ended December 31, 2011, the Company recognized a goodwill impairment loss of $48,158.  The impairment loss was recognized when the Company increased the contingent value rights payable liability acquired in the reverse acquisition.

Operating loss

The operating loss for the three months ended December 31, 2012 was $178,597 compared with $344,020 for the three months ended December 31, 2011.  The $165,423 decrease in the operating loss is primarily due to the $111,775 decrease in selling, general and administrative expenses and the $43,750 decrease in amortization of customer contracts.

The operating loss for the six months ended December 31, 2012 was $645,004 compared with $963,681 for the six months ended December 31, 2011.  The $318,677 decrease in the operating loss is primarily due to the $168,292 decrease in selling, general and administrative expenses, the $87,500 decrease in amortization of customer contracts and the $48,158 decrease in the goodwill impairment loss.

Other income (expense)

Other income (expense) was $(76,430) for the three months ended December 31, 2012 compared to $64,700 for the three months ended December 31, 2011.  During the three months ended December 31, 2012, the Company had $68,543 in interest expense on notes payable and late credit card payments.  In addition, the Company recognized a loss of $30,648 on the rescission of the Digipath agreement and had $22,761 of technology licensing income related to a settlement agreement with a former employee.  During the three months ended December 31, 2011, the Company had $4,069 in interest expense on notes payable and late credit card payments and recognized $68,769 of technology licensing income related to a settlement agreement with a former employee.

Other income (expense) was $(131,115) for the six months ended December 31, 2012 compared to $102,863 for the six months ended December 31, 2011.  During the six months ended December 31, 2012, the Company had $133,468 in interest expense on notes payable and late credit card payments.  In addition, the Company recognized a loss of $30,648 on the rescission of the Digipath agreement and recognized $33,001 of technology licensing income related to a settlement agreement with a former employee.  During the six months ended December 31, 2011, the Company had $5,906 in interest expense on notes payable and late credit card payments and recognized $108,769 of technology licensing income related to a settlement agreement with a former employee.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended December 31, 2012 was $254,523 in comparison with a net loss of $260,364 applicable to common shareholders for the three months ended December 31, 2011.  The net loss per share was $0.002 per share for the three months ended December 31, 2012 and $0.002 per share for the three months ended December 31, 2011.  Included in the net loss applicable to common shareholders for the three months ended December 31, 2012 are accrued cash dividends of $1,278 on the Series E 5% convertible preferred stock.  Included in the net loss applicable to common shareholders for the three months ended December 31, 2011 are accrued cash dividends of $3,833 on the Series E 5% convertible preferred stock.

The net loss applicable to common shareholders for the six months ended December 31, 2012 was $1,121,450 in comparison with a net loss of $824,599 applicable to common shareholders for the six months ended December 31, 2011.  The net loss per share was $0.008 per share for the six months ended December 31, 2012 and $0.007 per share for the six months ended December 31, 2011.  Included in the net loss applicable to common shareholders for the six months ended December 31, 2012 are accrued cash dividends of $2,806 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  Included in the net loss applicable to common shareholders for the six months ended December 31, 2011 are accrued cash dividends of $7,666 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2012, the Company had a working capital deficit of $2,066,953 compared to a working capital deficit of $1,728,680 at June 30, 2012.  The $338,273 decrease in working capital is due primarily to the operating loss incurred by the Company during the six months ended December 31, 2012.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the six months ended December 31, 2012, we received $96,000 from the sale of preferred and common stock, and we received $266,700 from the issuance of notes payable.  We received proceeds of $34,640 from the sale of common stock and $264,300 from the issuance of debt during the year ended June 30, 2012.  Cash used by operating activities was $979,739 for the six months ended December 31, 2012.  We used cash of $260,034 to fund our operating activities during the year ended June 30, 2012.  Our primary uses of operating cash were for liabilities related to discontinued operations, compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the six months ended December 31, 2012 and the year ended June 30, 2012, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

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

On July 18, 2012, the Company entered into an agreement with Southridge to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Southridge has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.  During the six months ended December 31, 2012, Southridge converted $68,315 of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP where Southridge committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012 and a post-effective amendment was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that Southridge purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the Equity Purchase Agreement.  During the six months ended December 31, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock under the Equity Purchase Agreement.

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

Management believes that, at the current share price, we will not be able to sell a sufficient amount of our common stock to Southridge to provide enough capital to satisfy our obligations for the next 12 months.  Management is anticipating revenue growth through expansion of its customer base, and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital.  If the Company is not successful in its capital raising efforts, then its expansion plans and software development efforts would need to be curtailed.

COMMITMENTS AND CONTINGENCIES

Facilities

Technest currently leases offices with approximately 1,957 square feet in Gaithersburg, Maryland, pursuant to a lease which expires on December 31, 2013.  Monthly lease amounts for this facility total approximately $2,018.

Digipath Solutions, LLC

Digipath returned certain equipment held under a capital lease to the manufacturer.  The lease had approximately $115,000 of minimum lease payments remaining on the date the equipment was returned.  Management believes that the manufacturer will not attempt to collect the balance due from Digipath and that AccelPath is not liable for the balance due.  Management has not recognized a liability for this contingency.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2012, the Company had warrants outstanding for the purchase of 2,645,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of December 31, 2012, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock.  In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with Southridge Partners II, LP.  Pursuant to the Equity Purchase Agreement, Southridge shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2012. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 31, 2012, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2012, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 and June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AccelPath commenced providing services in October 2010.  As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenues and income potential and our ability to expand our business into new markets for pathology services are still unproven. As a result of these factors, the future revenues and income potential of our business are uncertain. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development. Our profitability may be adversely affected as we expand our infrastructure or if we incur increased selling expenses or other general and administrative expenses. Some of these risks and uncertainties include our ability to:

☐	execute our business model;
☐	create brand recognition;
☐	respond effectively to competition;
☐	manage growth in our operations;
☐	respond to changes in applicable government regulations and legislation;
☐	access additional capital when required; and
☐	attract and retain key personnel.

If we cannot complete additional financing, our operating results and financial condition may suffer and the price of our stock may decline.

The development of our business and technologies will require additional capital, and we may be unable to obtain additional funds, in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

Our prior contracts and administrative processes and systems are subject to audits and cost adjustments by the Government, which could reduce our revenue, disrupt our business or otherwise adversely affect our results of operations.

Substantially all of our revenue from our Technest, Inc. operation was derived from Small Business Innovation Research contracts with the U.S. Government.  Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause actual results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including forfeitures of profits, fines and suspension or debarment from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

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

Within the last few years, we have had significant employee turnover.  Our success depends on our ability to attract, retain and motivate experienced personnel in the field of three-dimensional imaging. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel, it would have a material adverse effect on our business.

Risks Related To “Controlled Companies”

Our controlling stockholder has significant influence over the Company.

As of February 12, 2013, Shekhar Wadekar, the Company’s Chief Executive Officer owned 12.65% of the outstanding Common Stock.  As a result, Mr. Wadekar possesses significant influence over our affairs.  His stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

Our stock price has been volatile.  From July 2007 to December 2012, the trading price of our common stock ranged from a low price of $0.001 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of December 31, 2012, we had 176,250,915 outstanding shares of common stock and have reserved approximately 153,000,000 shares for future issuances upon exercise of outstanding options, conversion of preferred stock, exercise of outstanding warrants and the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

We have begun to drawn down funds and have issued 1,749,388 shares of our common stock under the Equity Purchase Agreement with Southridge. Our ability to continue to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement continue to be effective. Currently, the registration statement is not effective. The timing of the effectiveness of this registration statement is not certain and therefore, we are not able to draw down on the Equity Purchase Agreement at this time, thereby reducing our ability to obtain further funding from Southridge. In addition, the current registration statement registered 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after Southridge and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of that registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Southridge under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

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

We have registered an aggregate of 25,800,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 11% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by Southridge may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

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

ITEM 6.  Exhibits

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ACCELPATH, INC.

Date: February 19, 2013	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: February 19, 2013	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*             Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.