Form 10-Q/A
period 2012-09-30
AccelPath, Inc.
filed 2013-02-25
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(240) 780-7138

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the three months ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 19, 2012 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the three months ended September 30, 2012 erroneously included the results of the operations of Digipath Solutions, LLC (“Digipath).   The condensed consolidated financial statements for the three months ended September 30, 2012 included in this Form 10-Q/A have been restated to remove the effects of the Digipath consolidation. We have also made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

On September 18, 2012, AccelPath, Inc. (the “Company”) entered into an agreement to acquire all of the outstanding membership interests of Digipath, from its sole member pursuant to an Equity Purchase Agreement among the Company, Digipath and Mr. Rishi Reddy (the “Purchase Agreement”).  In accordance with the Purchase Agreement, the Company issued Mr. Reddy a convertible promissory note in the amount of $1,050,000 (the “Note”), 1,250 shares of Series G Preferred Stock (the “Shares”), and agreed to make cash payments totaling $100,000. Mr. Reddy entered into a one-year consulting agreement with the Company pursuant to which he agreed to perform consulting and advisory services in the field of pathology and to serve as a member of the Company’s Medical Advisory Board for a monthly retainer of $8,333.

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Rishi was cancelled.

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have included Digipath in the September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error.  As a result, the Company’s financial statements for the three months ended September 30, 2012 should not have included any of the acquisition entries or the consolidation of Digipath’s results for the period from September 18, 2012 through September 30, 2012.  There was no impact to any previously reported period.

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND JUNE 30, 2012

(Unaudited)

	September 30,	June 30,
	2012	2012
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents ($- and $8,916)	$1,641	$16,404
Restricted cash	638,304	638,304
Accounts receivable	58,216	40,942
Prepaid expenses and other current assets ($2,000 and $2,000)	2,000	2,000
Total Current Assets	700,161	697,650

Property and Equipment – Net of accumulated depreciation of $8,371 and $5,673 at September 30, 2012 and June 30, 2012, respectively	76,877	65,475

Total Assets	$777,038	$763,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable ($158,313 and $158,313)	$1,273,687	$1,271,890
Accrued expenses and other current liabilities ($30,848 and $30,848)	247,365	216,544
Accrued compensation	172,388	166,348
Current portion of notes payable, net of discounts of $79,998 and $1,810 at September 30, 2012 and June 30, 2012, respectively	338,336	133,240
Liabilities related to discontinued operations	638,308	638,308
Total Current Liabilities	2,670,084	2,426,330

Long-term portion of notes payable, net of discounts of $7,232 and $31,835 at September 30, 2012 and June 30, 2012, respectively	67,768	118,165
Total Liabilities	2,737,852	2,544,495

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share;100 and 200 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively (preference in liquidation at September 30, 2012 and June 30, 2012 of $112,565 and $216,871, respectively)	100,000	200,000
Preferred stock – Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at September 30, 2012	90,000	-
Preferred stock – Series G Convertible; stated value $1,000 per share; no shares issued and outstanding at September 30, 2012	-	-
Common stock – par value $.001 per share; 495,000,000 shares authorized; 135,354,346 and 123,578,320 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	135,354	123,578
Additional paid-in capital	3,912,966	3,573,094
Accumulated deficit	(5,998,839)	(5,493,440)
Total stockholders’ deficit of AccelPath, Inc.	(1,760,519)	(1,596,768)
Non-controlling interest	(200,295)	(184,602)
Total Stockholders’ Deficit	(1,960,814)	(1,781,370)
Total Liabilities and Stockholders’ Deficit	$777,038	$763,125

Asset and liability amounts in parentheses represent the portion of the September 30, 2012 and June 30, 2012 balances attributable to Technest, Inc. which is a variable interest entity.

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011
	(Restated)

Revenues	$54,983	$129,358

Cost of Revenues	—	79,204

Gross Profit	54,983	50,154

Operating Expenses
Selling, general and administrative	521,390	577,907
Amortization of customer contracts	—	43,750
Goodwill impairment loss	—	48,158
Total Operating Expenses	521,390	669,815

Operating Loss	(466,407)	(619,661)

Other Income (Expense), Net
Interest expense	(64,925)	(1,837)
Technology licensing income	10,240	40,000
Total Other Income (Expense), Net	(54,685)	38,163

Loss before Income Taxes	(521,092)	(581,498)
Income tax benefit	—	—
Net Loss	(521,092)	(581,498)

Net Loss Attributable to Non-Controlling Interest	15,693	21,096
Net Loss Attributable to AccelPath, Inc.	(505,399)	(560,402)

Deemed and cash dividends to Preferred Stockholders	(361,528)	(3,833)

Net Loss Applicable to Common Shareholders	$(866,927)	$(564,235)

Net Loss Per Share - Basic	$(0.007)	$(0.005)

Weighted Average Number of Common Shares Outstanding
Basic and diluted	126,619,790	120,279,296

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly – TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

										Total
						Additional			Non-	Stockholders'
	Preferred Stock			Common Stock		Paid-In		Accumulated	Controlling	Equity
	Series E	Series F	Series G	Shares	Amount	Capital		Deficit	Interest	(Deficit)

Balance, June 30, 2012	$200,000	$—	$—	123,578,320	$123,578		$3,573,094	$(5,493,440)	$(184,602)	$(1,781,370)
Sale of common stock	—	—	—	701,754	702		5,298	—	—	6,000
Sale of 90 shares of Series F Preferred Stock	—	90,000	—	—	—		—	—	—	90,000
Warrants issued with convertible notes payable	—	—	—	—	—		1,979	—	—	1,979
Beneficial conversion feature on notes payable	—	—	—	—	—		99,889	—	—	99,889
Restricted stock award	—	—	—	2,500,000	2,500		18,333	—	—	20,833
Conversion of notes payable to common stock	—	—	—	8,574,272	8,574		26,773	—	—	35,347
Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	—	—	—	—		—	—	—	(100,000)
Cash dividends accrued on Series E Preferred Stock	—	—	—	—	—		(1,528)	—	—	(1,528)
Stock-based compensation	—	—	—	—	—		189,128	—	—	189,128
Net loss	—	—	—	—	—	_	—	(505,399)	(15,693)	(521,092)

Balance, September 30, 2012, as Restated	$100,000	$90,000	$—	135,354,346	$135,354		$3,912,966	$(5,998,839)	$(200,295)	$(1,960,814)

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	2012	2011
	(Restated)
Cash Flows From Operating Activities:
Net loss	$(521,092)	$(581,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,698	310
Amortization of customer contracts	—	43,750
Amortization of notes payable discount	48,283	—
Goodwill impairment loss	—	48,158
Stock-based compensation expense	189,128	171,147
Restricted stock award expense	20,833	—
Changes in operating assets and liabilities:
Accounts receivable	(17,274)	135,958
Deposits, prepaid expenses and other assets	—	1,515
Accounts payable	1,797	143,957
Accrued expenses and other current liabilities	35,924	19,393
Accrued compensation	6,040	20,000
Net Cash Provided By (Used In) Operating Activities	(233,663)	2,690

Cash Flows From Investing Activities:
Purchase of property and equipment	(14,100)	(10,150)
Net Cash Used In Investing Activities	(14,100)	(10,150)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	137,000	3,300
Principal paid on notes payable	—	(9,250)
Proceed from issuance of Series F Preferred Stock	90,000	—
Proceeds from issuance of common stock	6,000	—
Net Cash Provided By Financing Activities	233,000	(5,950)

Net Change in Cash and Cash Equivalents	(14,763)	(13,410)
Cash and Cash Equivalents - Beginning of Period	16,404	50,598

Cash and Cash Equivalents - End of Period	$1,641	$37,188

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$8,598	$1,837
Income taxes paid	$—	$—

Non-Cash Investing and Financing Activities:
Fair value of common stock warrants issued with convertible notes payable	$1,979	$—
Fair value of beneficial conversion feature on notes payable	$99,889	$—
Notes payable and accrued interest converted to common stock	$35,347	$—
Series E Preferred Stock and accrued dividends converted to note payable	$105,834	$—
Cash dividend accrued on Series E Preferred Stock	$1,528	$3,833

See notes to unaudited condensed consolidated financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes its wholly-owned subsidiaries AccelPath, LLC (“AccelPath”), and Genex Technologies, Inc. (“Genex”), and its 49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). The Company has two primary businesses: AccelPath is in the business of enabling pathology diagnostics and Technest is in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

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

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended September 30, 2012 and related disclosures in this Amendment no. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

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

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have consolidated Digipath in the original September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error. As a result, the Company’s amended financial statements for the three months ended September 30, 2012 included in this SEC filing on Form 10-Q/A do not include any of the acquisition entries or the consolidation of Digipath’s results for such period.  There was no impact to any previously reported period.

The impact of the adjustments to correct the error related to the acquisition and consolidation of Digipath on the financial statements as of and for the three months ended September 30, 2012 are summarized below:

	CONSOLIDATED BALANCE SHEET
	September 30, 2012
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$7,807	$(6,166)	$1,641
Restricted cash	638,304	-	638,304
Accounts receivable	180,426	(122,210)	58,216
Prepaid expenses and other current assets	4,788	(2,788)	2,000
Total Current Assets	831,325	(131,164)	700,161
Property and Equipment – Net of accumulated depreciation	245,721	(168,844)	76,877
Customer Contracts, less accumulated amortization	2,503,955	(2,503,955)	-
Total Assets	$3,581,001	$(2,803,963)	$777,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,291,679	$(17,992)	$1,273,687
Accrued expenses and other current liabilities	365,344	(117,979)	247,365
Accrued compensation	172,388	-	172,388
Current portion of notes payable, net of discounts	546,654	(208,318)	338,336
Current portion of obligation under capital lease	44,945	(44,945)	-
Liabilities related to discontinued operations	638,308	-	638,308
Total Current Liabilities	3,059,318	(389,234)	2,670,084
Long-term portion of notes payable, net of discounts	950,935	(883,167)	67,768
Long-term portion of obligation under capital lease	74,826	(74,826)	-
Total Liabilities	4,085,079	(1,347,227)	2,737,852

Stockholders’ Deficit
Preferred stock – Series E 5% Convertible; stated value $1,000 per share; 100 shares issued and outstanding (preference in liquidation of $112,565)	100,000	-	100,000
Preferred stock – Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding	90,000	-	90,000
Preferred stock – Series G Convertible; stated value $1,000 per share; 1,250 shares issued and outstanding as reported; no shares issued and outstanding as restated	562,500	(562,500)	-
Common stock - par value $.001 per share; 495,000,000 shares authorized; 135,354,346 shares issued and outstanding	135,354	-	135,354
Additional paid-in capital	3,912,966	-	3,912,966
Accumulated deficit	(5,104,603)	(894,236)	(5,998,839)
Total stockholders’ deficit of AccelPath, Inc.	(303,783)	(1,456,736)	(1,760,519)
Non-controlling interest	(200,295)	-	(200,295)
Total Stockholders’ Deficit	(504,078)	(1,456,736)	(1,960,814)
Total Liabilities and Stockholders’ Deficit	$3,581,001	$(2,803,963)	$777,038

	CONSOLIDATED STATEMENT OF OPERATIONS
	Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated

Revenues	$63,298	$(8,315)	$54,983

Cost of Revenues	2,642	(2,642)	-

Gross Profit	60,656	(5,673)	54,983

Operating Expenses
Selling, general and administrative	530,629	(9,239)	521,390
Amortization of customer contracts	21,042	(21,042)	-
Total Operating Expenses	551,671	(30,281)	521,390

Operating Loss	(491,015)	24,608	(466,407)

Other Income (Expense), Net
Interest expense	(67,086)	2,161	(64,925)
Bargain purchase gain	921,005	(921,005)	-
Technology licensing income	10,240	-	10,240
Total Other Income (Expense), Net	864,159	(918,844)	(54,685)

Income (Loss) before Income Taxes	373,144	(894,236)	(521,092)
Income tax benefit	-	-	-
Net Income (Loss)	373,144	(894,236)	(521,092)

Net Loss Attributable to Non-Controlling Interest	15,693	-	15,693

Net Income (Loss) Attributable to AccelPath, Inc.	388,837	(894,236)	(505,399)

Deemed and cash dividends to Preferred Stockholders	(361,528)	-	(361,528)

Net Income (Loss) Applicable to Common Stockholders	$27,309	$(894,236)	$(866,927)

Net Income (Loss) Per Share - Basic	$0.000		$(0.007)

Net Income (Loss) Per Share - Diluted	$0.000		$(0.007)

Weighted Average Number of Common Shares Outstanding:

Basic	126,619,790		126,619,790

Diluted	126,699,257	(79,467)	126,619,790

	CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended September 30, 2012
	As Previously Reported	Adjustments	As Restated

Cash Flows From Operating Activities:
Net income (loss)	$373,144	$(894,236)	$(521,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	4,722	(2,024)	2,698
Amortization of customer contracts	21,042	(21,042)	-
Amortization of notes payable discount	48,283	—	48,283
Stock-based compensation expense	189,128	—	189,128
Restricted stock award expense	20,833	—	20,833
Bargain purchase gain	(921,005)	921,005	—
Changes in operating assets and liabilities:
Accounts receivable	104,601	(121,875)	(17,274)
Deposits, prepaid expenses and other assets	—	—	—
Accounts payable	(15,939)	17,736	1,797
Accrued expenses and other current liabilities	38,816	(2,892)	35,924
Accrued compensation	6,040	—	6,040
Net Cash Used In Operating Activities	(130,335)	(103,328)	(233,663)

Cash Flows From Investing Activities:
Cash paid for acquisition	(500)	500	—
Cash distribution to former Digipath member	(96,662)	96,662	—
Purchase of property and equipment	(14,100)	—	(14,100)
Net Cash (Used) Provided In Investing Activities	(111,262)	97,162	(14,100)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable and common stock warrants	137,000	—	137,000
Proceed from issuance of Series F Preferred Stock	90,000	—	90,000
Proceeds from issuance of common stock	6,000	—	6,000
Net Cash Provided By Financing Activities	233,000	—	233,000

Net Change in Cash and Cash Equivalents	(8,597)	(6,166)	(14,763)
Cash and Cash Equivalents - Beginning of Period	16,404	—	16,404

Cash and Cash Equivalents - End of Period	$7,807	$(6,166)	$1,641

Supplemental Disclosures Of Cash Flow Information:
Interest paid	$8,598	$—	$8,598
Income taxes paid	$—	$—	$—

Non-Cash Investing and Financing Activities:
Non-Cash Investing and Financing Activities:
Issuance of convertible note for acquisition of DigiPath	$1,050,000	$(1,050,000)	$—
Issuance of Series G Preferred stock for acquisition of DigiPath	$562,500	$(562,500)	$—
Fair value of common stock warrants issued with convertible notes payable	$1,979	$—	$1,979
Fair value of beneficial conversion feature on notes payable	$99,889	$—	$99,889
Notes payable and accrued interest converted to common stock	$35,347	$—	$35,347
Series E Preferred Stock and accrued dividends converted to note payable	$105,834	$—	$105,834
Cash dividend accrued on Series E Preferred Stock	$1,528	$—	$1,528

3.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $866,927 for the three months ended September 30, 2012 and a net loss applicable to common shareholders of $2,096,670 for the year ended June 30, 2012.  Further, the Company had a working capital deficit of $1,969,923 and a stockholders’ deficit of $1,960,814 at September 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

4.   NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2012	June 30, 2012
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Note payable – stockholder	13,000	13,000
Note payable – Chief Executive Officer	10,000	5,000
Note payable – Southridge Partners II LP	40,000	40,000
Convertible notes payable	398,284	195,000
Total	493,334	285,050
Convertible notes payable, discount	(87,230)	(33,645)
Total, net of discount	406,104	251,405
Less current portion	338,336	133,240
Long-term debt	$67,768	$118,165

Maturities of notes payable for the years ending September 30, 2013 and 2014 are $338,336 and $67,768, respectively.

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

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $64,924 and $19 for the three months ended September 30, 2012 and 2011, respectively.

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

6.  COMMON STOCK

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

7.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

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

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Risk-free interest rate	0.62% - 0.68%	0.96%
Expected dividend yield	—	—
Expected term	4.5 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 246.91%	122.33%

A summary of option activity as of September 30, 2012 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at September 30, 2012	46,930,000	$0.062	8.59 years	$2,472
Exercisable at September 30, 2012	16,634,667	$0.058	8.62 years	$—

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

8.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") for the three months ended September 30, 2012 and 2011, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive, consist of the following:

	Shares Potentially Issuable
	2012	2011
Series E 5% Convertible Preferred Stock	2,251,391	6,754,173
Series F Convertible Preferred Stock	45,000,000	—
Series G Convertible Preferred Stock	—	—
Convertible notes payable	36,918,357	—
Stock options	46,930,000	43,220,000
Warrants	2,395,000	75,000
Total	133,494,748	50,049,173

9.  COMMITMENTS AND CONTINGENCIES

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

On March 15, 2012, the Company entered into a six month consulting agreement which was not renewed.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement.  The Company also granted the consultant a restricted stock award.  Consulting expense, not including expense recognized for the restricted stock award, was $25,000 for the three months ended September 30, 2012.

10.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees.  The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Contributions and other costs of the plan for the three months ended September 30, 2012 and 2011 were $2,429 and $8,307, respectively.

11.  OPERATING SEGMENTS

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

	Three Months Ended September 30, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$54,983	$-	$-	$54,983
Operating loss	(50,912)	(205,534)	(209,961)	(466,407)
Other income	-	10,240	-	10,240
Interest expense	9,448	55,477	-	64,925
Depreciation and amortization	2,698	-	-	2,698
Expenditure for long-lived assets, including intangibles	14,100	-	-	14,100
Total Assets at September 30, 2012	132,340	6,394	638,304	777,038

	Three Months Ended September 30, 2011
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$28,967	$100,391	$-	$129,358
Operating loss	(239,671)	(208,843)	(171,147)	(619,661)
Other income	-	40,000	-	40,000
Interest expense	1,837	-	-	1,837
Depreciation and amortization	310	43,750	-	44,060
Expenditure for long-lived assets, including intangibles	10,150	-	-	10,150
Total Assets at September 30, 2011	136,245	337,883	5,036,000	5,510,128

12.  SUBSEQUENT EVENTS

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

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including but not limited, to statements regarding the Company’s capital needs, business strategy, and all other statements regarding future performance.  All such information and statements are subject to certain risks and uncertainties, the effects of which are difficult to predict and generally beyond the control of the Company, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements contained herein.  These risks and uncertainties include, but are not limited to, general economic conditions; and those risks identified and discussed by the Company in its filings with the U.S. Securities and Exchange Commission. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in the Risk Factors section below, and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Readers are cautioned not to place undue reliance on any forward looking statements contained in this report. We will not update these forward looking statements unless the securities laws and regulations require us to do so.

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

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have consolidated Digipath in the original September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error.  As a result, the Company’s amended financial statements for the three months ended September 30, 2012 included in this SEC filing on Form 10-Q/A do not include any of the acquisition entries or the consolidation of Digipath’s results for such period.  There was no impact to any previously reported period.

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

Revenues

The Company had $54,983 in revenues during the three months ended September 30, 2012 compared with $129,358 in revenues during the three months ended September 30, 2011.  Revenues for the three months ended September 30, 2012 consisted of $54,983 of revenues generated from medical diagnostic services provided by AccelPath and no revenues generated by Technest.  Revenues for the three months ended September 30, 2011 consisted of $28,967 of revenues generated by medical diagnostic services provided by AccelPath and $100,391 of revenues generated by Technest.  The $74,375 decrease in revenue resulted from the $100,391 decrease in Technest revenue being partially offset by the $26,016 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Medical diagnostic services revenues increased by $26,016 as AccelPath has increased its customer base.

Gross profit

The gross profit for the three months ended September 30, 2012 was $54,983 or 100% of revenues compared to a gross profit of $50,154 or 39% of revenues for the three months ended September 30, 2011.  The $4,829 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 were $521,390 compared to $577,907 for the three months ended September 30, 2011.  During the three months ended September 30, 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the three months ended September 30, 2011, these expenses consisted primarily of compensation expenses, professional fees related to filings with the SEC, consulting fees, occupancy expenses and travel expenses.  During the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $189,128 and $171,147, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The $56,517 decrease in expenses is primarily due to a $40,639 decrease in occupancy expenses.

Amortization of customer contracts

Amortization of intangible assets for the three months ended September 30, 2012 was $0 compared to $43,750 of amortization expense for the three months ended September 30, 2011.  Amortization expense for the three months ended September 30, 2011 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.

Impairment loss

During the three months ended September 30, 2011, the Company recognized a goodwill impairment loss of $48,158.  The impairment loss was recognized when the Company increased the contingent value rights payable liability acquired in the reverse acquisition.

Operating loss

The operating loss for the three months ended September 30, 2012 was $466,407 compared with $619,661 for the three months ended September 30, 2011.  The $153,254 decrease in the operating loss is primarily due to the $56,517 decrease in selling, general and administrative expenses, the $43,750 decrease in amortization of customer contracts and the $48,158 decrease in the goodwill impairment loss.

Other income (expense)

Other income (expense) was $(54,685) for the three months ended September 30, 2012 compared to $38,163 for the three months ended September 30, 2011.  During the three months ended September 30, 2012, the Company had $64,925 in interest expense on notes payable and late credit card payments.  In addition, the Company recognized $10,240 of technology licensing income related to a settlement agreement with a former employee. During the three months ended September 30, 2011, the Company had $1,837 in interest expense on notes payable and late credit card payments and recognized $40,000 of technology licensing income related to a settlement agreement with a former employee.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended September 30, 2012 was $866,927 in comparison with a net loss of $564,235 applicable to common shareholders for the three months ended September 30, 2011.  The net loss per share was $0.007 per share for the three months ended September 30, 2012 and $0.005 per share for the three months ended September 30, 2011.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2012 are accrued cash dividends of $1,528 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2011 are accrued cash dividends of $3,833 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2012, the Company had a working capital deficit of $1,969,923 compared to a working capital deficit of $1,728,680 at June 30, 2012.  The $241,243 decrease in working capital is due primarily to the operating loss incurred by the Company during the three months ended September 30, 2012.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the three months ended September 30, 2012, we received $96,000 from the sale of preferred and common stock, and we received $137,000 from the issuance of notes payable.  We received proceeds of $34,640 from the sale of common stock and $264,300 from the issuance of debt during the year ended June 30, 2012.  Cash used by operating activities was $233,663 for the three months ended September 30, 2012.  We used cash of $260,034 to fund our operating activities during the year ended June 30, 2012.  Our primary uses of operating cash were for compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

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

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

The development of our business and technologies will require additional capital, and we may be unable to obtain additional funds in a timely manner or on acceptable terms, which may render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. If this occurs, the price of our common stock may decline and you may lose part or all of your investment.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of September 30, 2012, we had 135,354,346 outstanding shares of common stock and have reserved approximately 134,000,000 shares for future issuances upon exercise of outstanding options, upon conversion of preferred stock, upon exercise of outstanding warrants and upon the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

ACCELPATH, INC.

Date: February 25, 2013	By:	/s/ Shekhar Wadekar
Shekhar Wadekar
Chief Executive Officer and President

Date: February 25, 2013	By:	/s/ Bruce Warwick
Bruce Warwick
Principal Financial Officer

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*              Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.