Form 10-Q
period 2013-03-31
AccelPath, Inc.
filed 2014-01-15
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-27023

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization )	(IRS Employer Identification No.)

352A Christopher Avenue, Gaithersburg, MD 20879

(Address of principal executive offices and zip code)

(240)780-7138

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

As of January 15, 2014, there were 992,549,379 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2013

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)
(A Development Stage Company)
Balance Sheets
	March 31,	June 30
	2013	2012
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$340	$16,404
Restricted Cash		638,304
Accounts receivables	95,183	40,942
Prepaid Expenses and Other Current Assets	-	2,000
Total current assets	95,524	697,650

Property and equipment - net	83,499	65,475

Total assets	$179,023	$763,125

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,271,890
Accrued expenses and other current liabilities	214,418	216,544
Accrued compensation	306,555	166,348
Current portion of notes payable- net of discounts of $37,386 and $1,810 at March 31, 2013 and June 30, 2012 , respectively	420,105	133,240
Liabilities related to Discontinued Operations	-	638,308
Total current liabilities	2,202,656	2,426,330

Long-term portion of notes payable- net of discounts of $1,229 and $31,835 at March 31, 2013 and June 30, 2012 , respectively	111,990	118,165
Total Liabilities	2,314,647	2,544,495

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; 100 and 200 shares issued and outstanding at March 31, 2013 and June 2012, respectively (preference in liquidation at March 31, 2013 and June 30, 2012 of $115,239 and $216,871 respectively	100,000	200,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at March 31, 2013	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at March 31, 2013	-	-
Common stock, $0.001 par value, 995,000,000 shares authorized;225,710,889 and 123,578,320 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	225,711	123,578
Additional paid-in capital	4,200,528	3,573,094
Accumulated Deficit	(6,549,786)	(5,493,440)
Total stockholders' (deficit) of AccelPath, Inc.	(1,933,548)	(1,596,768)
Non-Controlling interest	(202,077)	(184,602)
Total stockholders' (deficit)	(2,135,625)	(1,781,370)

Total liabilities and stockholders' (deficit)	$179,022	$763,125

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenues	123,348	154,837	315,054	470,037

Cost of Revenues	-	75,846	-	214,067

Gross Profits	123,348	78,991	315,054	255,970
Operating Expenses
Selling General and Administrative Expenses	342,520	588,570	1,179,230	1,593,572
Amortization of customer contracts	-	43,750	-	131,250
Goodwill Impairment loss	-	-	-	48,158
Total Operating Expenses	342,520	632,320	1,179,230	1,772,980

Operating Loss	(219,172)	(553,329)	(864,176)	(1,517,010)

Other Income (Expense)
Interest expense	(24,990)	(10,443)	(158,458)	(16,349)
Loss on Terminated Acquisition	-	-	(30,648)	-
Loss on Conversion of Debt	(64,125)	-	(64,125)	-
Technology licensing Income	10,585	6,720	43,586	115,489

Total Other (Expense) - net	(78,530)	(3,723)	(209,645)	99,140

Net Income (Loss) before Income tax expense/(benefit)	(297,702)	(557,052)	(1,073,821)	(1,417,870)

Income tax expense (benefit)	-	-	-	-

Net loss	(297,702)	(557,052)	(1,073,821)	(1,417,870)

Net loss Attributable to Non-Controlling Interest	-	(367)	17,475	43,518

Net loss Attributable to AccelPath, Inc.	(297,702)	(557,419)	(1,056,346)	(1,374,352)

Deemed and cash dividends to Preferred Stockholders	(1,397)	(3,167)	(364,203)	(10,833)

Net loss applicable to Common shareholders	$(299,099)	$(560,586)	$(1,420,549)	$(1,385,185)

Net loss per common share - basic and diluted	$(0.001)	$(0.005)	$(0.008)	$(0.012)

Weighted average number of common shares outstanding during the period/year - basic and diluted	206,395,848	121,711,629	161,176,044	121,072,722

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Consolidated Statements of Stockholders Equity (Deficit)

								Non-Controlling Interest in Subsidiary $	Total Stockholders' Equity (Deficit) $
	Preferred stock			Common Stock		Additional Paid-In Capital $	Accumulated Deficit $
	Series E $	Series F $	Series G $	Shares	Amount $

Balance, June 30, 2012	200,000	-	-	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	123,222	-	-	123,222

Restricted stock award	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	98,930,815	98,931	86,962	-	-	185,892

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	(4,203)	-	-	(4,203)

Stock-based compensation	-	-	-	-	-	392,412	-	-	392,412

Net loss	-	-	-	-	-	-	(1,056,346)	(17,475)	(1,073,821)

	100,000	90,000	-	225,710,889	225,711	4,200,528	(6,549,786)	(202,077)	(2,135,625)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,073,821)	$(1,417,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based payments	-	421,501
Stock based compensation	392,412	48,158
Depreciation and amortization of property and equipment	10,176	1,726
Amortization of note payable discount	111,197	131,250
Warrants issued for extension of note payable	13,990	-
Fair value of comnmon stock issued under ESA	-	4,787
Restricted stock award expense	20,833	-
Loss on conversion of debt	64,125	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	(54,241)	173,202
(Increase) decrease in Deposits and prepaid expenses	2,000	49,789
Increase (decrease) in accounts payable	(10,311)	303,992
Increase (decrease) in Accrued Expenses and other liabilities	(2,126)	(24,746)
Increase in Accrued compensation	140,207	80,000
Liabilities related to discontinued operations	(638,308)	-
Net cash provided by (used in) operating activities	(1,023,868)	(228,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Eliminations of restrictions on cash	638,304	-
Purchase of property and equipment	(28,200)	(34,100)
Net cash used in investing activities	610,104	(34,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	301,700	214,300
Principal paid on notes payable	-	(25,500)
Proceeds from issuance of Series F preferred stock	90,000	-
Proceeds from issuance of common stock	6,000	34,640
Net cash provided by financing activities	397,700	223,440

Net (Decrease) in Cash	(16,064)	(38,871)
Cash - Beginning of Period/Year	16,404	50,598

Cash - End of Period/Year	$340	$11,727

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$7,015
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$15,000	$40,780
Deferred financing costs charged to additional paid in capital	$-	$36,000
Preferred Stock- Series E converted to common stock	$-	$100,000
Cash dividend accrued on Preferred Stock-Series E	$4,218	$10,833

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2011

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

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Reddy was canceled.  The Company also recognized a loss on the terminated acquisition of $30,648 for the nine months ended March 31, 2013.

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have presented consolidated financial statements in the September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error. As a result, the Company’s financial statements for the nine months ended March 31, 2013 do not include any of the acquisition entries or the consolidation of Digipath’s results for such period.  In addition, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements for the three months ended September 30, 2012 (reflecting DigiPath’s assets and liabilities at such date and its operating results for the period from September 18, 2012 through September 30, 2012) and determined that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 will be amended accordingly. There was no impact to any other period previously reported.

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, and its 49% owned subsidiary Technest.  Technest became inactive in the nine months ending March 31, 2013.  Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated a third party owns 5%.  Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,420,549 for the nine months ended March 31, 2013 and a net loss applicable to common shareholders of $1,385,185 for the nine months  ended March 31, 2012.  Further, the Company had a working capital deficit of $2,107,133 and a stockholders’ deficit of $2,135,625 at March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.  NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	March 31, 2013	June 30, 2012
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	113,000	13,000
Note payable – Chief Executive Officer	39,700	5,000
Note payable – a third party	40,000	40,000
Convertible notes payable	392,519	195,000
Total	579,744	285,050
Convertible notes payable, discount	(47,648	(33,645
Total, net of discount	532,095	251,405
Less current portion	420,105	133,240
Long-term debt	$111,990	$118,165

Maturities of notes payable for the years ending June 30, 2014 and 2015 are $582,269 and $35,000, respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At March 31, 2013, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At March 31, 2013, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Consulting expense for the three and nine months ended March 31, 2013 was $750 and $3,000, respectively.

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended March 31, 2012, the Company borrowed $15,000 from a stockholder. On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder. The balance of this note is payable on demand and accrues interest at 0.19% per annum. On October 1, 2012, the Company borrowed $100,000 from a stockholder.  The loan will be repaid with nine monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

During the three months ended March 31, 2012, the Company borrowed $5,000 from our Chief Executive Officer.  During the nine months ended March 31, 2013, the Company borrowed an additional $34,700 from our Chief Executive Officer.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from a third party under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000 from a a third party.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matured on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values.  On October 2, 2012, the Company entered into an amendment to the agreement to extend the maturity date to November 10, 2012 in exchange for a payment of $2,000 and the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.01 per share.  The Company evaluated the modification of the note and determined that it did not qualify as a debt extinguishment.  Consequently, the $3,431 fair value of the warrant was recognized as an additional debt discount and fully amortized to interest expense during the nine months ended March 31, 2013.  The $2,000 payment was made in January 2013.

On February 17, 2012, the Company borrowed $100,000 from a a third party.  The convertible promissory note bears interest at 5% per annum and matures on August 16, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision.  The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $32,743 of the proceeds to the warrant and $67,257 of the proceeds to the discounted value of the note based on their relative fair values.

On April 18, 2012, the Company borrowed $50,000 from a a third party.  The convertible promissory note bears interest at 5% per annum and matures on October 17, 2013.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date.  The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,225 of the proceeds to the warrant and $41,775 of the proceeds to the discounted value of the note based on their relative fair values.

On July 18, 2012, the Company entered into a subscription agreement with a third party Partners II, LP ("a third party") for the purchase of a convertible promissory note in the aggregate principal amount of $100,000. The note accrues interest at a rate of 5% per annum and became due on January 31, 2013.  The Company is in default of this note. a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.  The Company recorded a beneficial conversion discount of $29,333 based on the fair value of the common stock into which the note was convertible to on the commitment date and allocated $70,667 of the proceeds to the discounted value of the note.

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note.  During the nine months ended March 31, 2013, a third party converted the entire principal value of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On March 22, 2013, the Company borrowed $35,000 from a a third party.  The convertible promissory note bears interest at 5% per annum and matures on December 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the ten days prior to the converison. The Company recorded a beneficial conversion discount of $23,333 based on the fair value of the common stock into which the note is convertible to and allocated $11,667 of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $24,990 and $10,443 for the three months ended March 31, 2013 and 2012, respectively.  Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $158,458 and $16,349 for the nine months ended March 31, 2013 and 2012, respectively.

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

4.  PREFERRED STOCK

Series E

As of March 31, 2013, the Company has 100 outstanding shares of its Series E 5% Convertible Preferred Stock.  The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share. The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time. The Company accrued cash dividends payable of $1,278 and $3,833 for the three months ended March 31, 2013 and 2011, respectively.  The Company accrued cash dividends payable of $4,203 and $7,666 for the nine months ended March 31, 2013 and 2011, respectively. At March 31, 2013, accrued dividends payable of $15,239 is included in accrued expenses and other current liabilities.

On July 18, 2012, a third party exchanged 100 shares of Series E Preferred and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834 (see Note 3).

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

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock. The Company determined that there was a beneficial conversion feature of $360,000 for the issuance of the 90 shares of Series F Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $360,000 for the nine months ended March 31, 2013.

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000.  The Series G Preferred is convertible into common stock at any time at the option of the holder nine months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02.

The Company also evaluated the terms of the convertible preferred stock under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment and do not qualify for mezzanine presentation in the consolidated balance sheets.

5.  COMMON STOCK

On March 7, 2011, the Company entered into an Equity Purchase Agreement..  Pursuant to the Equity Purchase Agreement, a third party commited to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase shares of common stock under the Equity Purchase Agreement is delivered. On July 19, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock pursuant to the Equity Purchase Agreement with a third party. The registration statement is no longer effective.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of March 31, 2013 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	—	—
Expected term	4.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of March 31, 2013 and for the nine months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2012	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at March 31, 2013	46,930,000	$0.062	8.34 years	$—
Exercisable at March 31, 2013	16,843,000	$0.057	8.37 years	$—

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

Stock-based compensation expense for options for the three months ended March 31, 2013 and 2012 was $69,583 and $22,020, respectively. Stock-based compensation expense for options for the nine months ended March 31, 2013 and 2012 was $258,711 and $193,167, respectively. At March 31, 2013, unrecognized total compensation cost related to all unvested awards of $700,592 is expected to be recognized over a weighted average period of 1.31 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  Consulting expense recorded for the restricted stock award was $20,833 for the nine months ended March 31, 2013.

At March 31, 2013 there were 6,570,000 shares reserved for future grants.

Warrants

No warrants were exercised during the nine months ended March 31, 2013. During the nine months ended March 31, 2013, the Company issued 570,000 warrants in connection with convertible notes payable (see Note 3).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years. The Company has reserved 2,645,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at March 31, 2013:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
0.01	20,000	08/15/2017
0.01	50,000	08/20/2017
0.01	250,000	09/14/2017
0.01	250,000	10/02/2017
	2,645,000

The weighted average grant date fair value of the warrants granted during the nine months ended March 31, 2013 was $0.0095 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the nine months ended March 31, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  244.07% - 248.52%.  The weighted average remaining life of the warrants at March 31, 2013 was 4.19 years.  At March 31, 2013, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of March 31, 2013, the Company has 111,845 shares available for future grant under the Plan.

7.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of March 31, 2013 and 2012, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2013 and 2011 consist of the following:

	Shares Potentially Issuable
	2013	2012
Series E 5% Convertible Preferred Stock	2,251,391	6,754,173
Series F Convertible Preferred Stock	45,000,000	—
Series G Convertible Preferred Stock	—	—
Convertible notes payable	95.636.364	—
Stock options	46,930,000	45,720,000
Warrants	2,645,000	75,000
Total	192,462,755	52,549,173

8.  COMMITMENTS AND CONTINGENCIES

Operating Lease

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on March 31, 2013.  On November 16, 2012, the Company extended the lease for one year.  Monthly lease amounts for this facility in 2013 total approximately $2,018 including monthly operating expense charges of $781.

Rent expense for the three months ended March 31, 2013 and 2012 was $7,700 and $49,602, respectively.  Rent expense for the nine months ended March 31, 2013 and 2011 was $19,700 and $98,241, respectively.  Future minimum rental payments required under the current operating lease through expiration are $24,214.

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminated on March 31, 2013.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock, a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, for the three months ended March 31, 2013 and 2011 was $22,500 and $0, respectively.  Consulting expense, not including expense recognized for the stock option, for the nine months ended March 31, 2013 and 2011 was $45,000 and $0, respectively. The Company plans to extend this consulting agreement but has not yet done so.

On March 15, 2012, the Company entered into a nine month consulting agreement, which was not renewed.  Under the agreement, the consultant received a $10,000 retainer and will receive additional compensation of $10,000 per month for the term of the agreement. The Company also granted the consultant a restricted stock award.  Consulting expense, not including expense recognized for the restricted stock award, was $0 and $25,000, respectively, for the three and nine months ended March 31, 2013.

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

9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company also contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution.  Contributions and other costs of the plan for the three months ended March 31, 2013 and 2011 were $1,632 and $3,843, respectively. Contributions and other costs of the plan for the nine months ended March 31, 2013 and 2011 were $4,061 and $12,150, respectively.

10.  OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  The government contracting segment became inactive during the nine months ended March 31, 2013.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended March 31, 2013
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$123,348	$-	$-	$123,348
Operating income (loss)	(61,398)	-	(157,774)	(219,172)
Other income (expense)	10,585	-	(64,125)	(53,540)
Interest expense	4,533	-	20,458	24,990
Depreciation and amortization	4,780	-	-	4,780
Expenditure for long-lived assets, including intangibles	-	-	-	-

	Three Months Ended March 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$50,537	$104,300	$-	$154,837
Operating income (loss)	(85,094)	(244,068)	(224,167)	(553,329)
Other income (expense)	-	6,720	-	6,720
Interest expense	2,995	7,448	-	10,443
Depreciation and amortization	1,106	43,750	-	44,856
Expenditure for long-lived assets, including intangibles	12,300	-	-	12,300

	Nine Months Ended March 31, 2013
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$315,054	$-	$-	$315,054
Operating income (loss)	(77,497)	(349,361)	(437,318)	(864,176)
Other income (expense)	10,585	33,001	(94,773)	(51,187)
Interest expense	18,302	119,699	20,458	158,458
Depreciation and amortization	10,176	-	-	10,176
Expenditure for long-lived assets, including intangibles	11,650	-	-	11,650
Total Assets at March 31, 2013	160,352	18,671	-	179,023

	Nine Months Ended March 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$130,092	$339,945	$-	$315,200
Operating income (loss)	(490,099)	(609,577)	(193,167)	(963,681)
Other income (expense)	-	115,489	-	108,769
Interest expense	8,901	7,448	-	5,906
Depreciation and amortization	1,726		-	88,120
Expenditure for long-lived assets, including intangibles	34,100	-	-	21,800
Total Assets at March 31, 2012	106,968	256,489	5,036,000	5,405,097

11.  SUBSEQUENT EVENTS

Conversion of debt

From the balance sheet date until the date of this report, the Company  converted $107,090 of debt, $2,091 of accrued interest, $1,925 of legal fees into 541,376,959 shares of common stock

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.  During the nine months ended March 31, 2013, the Technest business became inactive.

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

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. As a result, the Company’s financial statements for the nine months ended March 31, 2013 do not include the consolidation of Digipath’s results for such period.  In addition, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements for the three months ended September 30, 2012 (reflecting DigiPath’s assets and liabilities at such date and its operating results for the period from September 18, 2012 through September 30, 2012) and determined that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 will be amended accordingly.

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

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2013 compared with the three and nine months ended March 31, 2012

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

Revenues

The Company had $123,348 in revenues during the three months ended March 31, 2013 compared with $154,837 in revenues during the three months ended March 31, 2012.  Revenues for the three months ended March 31, 2013 consisted of $123,348 of revenues generated from medical diagnostic services provided by AccelPath, and no revenues generated by Technest.  Revenues for the three months ended March 31, 2012 consisted of $50,537 of revenues generated by medical diagnostic services provided by AccelPath and $104,300 of revenues generated by Technest.  The $31,489 decrease in revenue resulted from the $104,300 decrease in Technest revenue being partially offset by the $72,811 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the nine months ended March 31, 2013.  Medical diagnostic services revenues increased by $72,811 as AccelPath has provided additional services and increased its customer base.

The Company had $315,054 in revenues during the nine months ended March 31, 2013 compared with $470,037 in revenues during the nine months ended March 31, 2012.  Revenues for the nine months ended March 31, 2013 consisted of $315,054 of revenues generated from medical diagnostic services provided by AccelPath and no revenues generated by Technest.  Revenues for the nine months ended March 31, 2012 consisted of $130,092 of revenues generated by medical diagnostic services provided by AccelPath and $339,945 of revenues generated by Technest.  The $154,983 decrease in revenue resulted from the $339,945 decrease in Technest revenue being partially offset by the $185,002 increase in medical diagnostic services revenue. The decrease in Technest revenue is due to the completion of all of its research and development contracts during the year ended June 30, 2012.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the nine months ended March 31, 2013.  Medical diagnostic services revenues increased by $185,002 as AccelPath has provided additional services and increased its customer base.

Gross profit

The gross profit for the three months ended March 31, 2013 was $123,348 or 100% of revenues compared to a gross profit of $78,991 or 51% of revenues for the three months ended March 31, 2012.  The $44,357 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.  Under AccelPath’s business model there are minimal, if any, costs of revenues.

The gross profit for the nine months ended March 31, 2013 was $315,054 or 100% of revenues compared to a gross profit of $255,970 or 54% of revenues for the nine months ended March 31, 2012.  The $59,084 increase in gross profit was primarily due to the increase in the medical diagnostic services revenue in the current period.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.  Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 were $342,520 compared to $588,570 for the three months ended March 31, 2012, a decrease of $246,050.  During the three months ended March 31, 2013 and 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $392,412 and $469,669, respectively, a reduction of 77,257.  The remaining decrease of $337,081 decrease in expenses was primarily due to decreases at our Technest subsidiary due to the winding down of operations.

Selling, general and administrative expenses for the nine months ended March 31, 2013 were $1,179,230 compared to $1,593,572 for the nine months ended March 31, 2012, a decrease of $414,342.  During the nine months ended March 31, 2013 and 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the nine months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $392,412 and $417,334, respectively, a reduction of 77,257. The remaining decrease of $337,085 in expenses was primarily due to decreases at our Technest subsidiary due to the winding down of operations.

Amortization of customer contracts

Amortization of intangible assets for the three months ended March 31, 2013 was $0 compared to $43,750 of amortization expense for the three months ended March 31, 2012.  Amortization expense for the three months ended March 31, 2012 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.

Amortization of intangible assets for the nine months ended March 31, 2013 was $0 compared to $131,250 of amortization expense for the nine months ended March 31, 2012.  Amortization expense for the nine months ended March 31, 2012 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.  As of March 31, 2013 there were no customer contracts remaining on the Company’s balance sheet.

Impairment loss

During the nine months ended March 31, 2012, the Company recognized a goodwill impairment loss of $48,158.  The impairment loss was recognized when the Company increased the contingent value rights payable liability acquired in the reverse acquisition.

Operating loss

The operating loss for the three months ended March 31, 2013 was $219,172 compared with $553,329 for the three months ended March 31, 2012.  The $334,157 decrease in the operating loss is primarily due to the $246,050 decrease in selling, general and administrative expenses.

The operating loss for the nine months ended March 31, 2013 was $864,176 compared with $1,517,010 for the nine months ended March 31, 2012.  The $652,834 decrease in the operating loss is primarily due to the $414,352 decrease in selling, general and administrative expenses, the $131,250  decrease in amortization of customer contracts and the $48,158 decrease in the goodwill impairment loss.

Other income (expense)

Other income (expense) was $(78,530) for the three months ended March 31, 2013 compared to ($3,723) for the three months ended March 31, 2012.  During the three months ended March 31, 2013, the Company had $24,990 in interest expense on notes payable and late credit card payments.  In addition, the Company incurred a loss on conversion of debt of $64,125.  These losses were partially offset by $10,585 of technology licensing income related to a settlement agreement with a former employee.  During the three months ended March 31, 2012, the Company had $10,443 in interest expense on notes payable and late credit card payments and recognized $6,720 of technology licensing income related to a settlement agreement with a former employee.

Other income (expense) was $(209,645) for the nine months ended March 31, 2013 compared to $99,140 for the nine months ended March 31, 2012.  During the nine months ended March 31, 2013, the Company had $158,458 in interest expense on notes payable and late credit card payments.  In addition, the Company recognized a loss of $64, 125 on loss of conversion of debt, $30,648 on the rescission of the Digipath agreement and recognized $43,586 of technology licensing income related to a settlement agreement with a former employee.  During the nine months ended March 31, 2012, the Company had $16,349 in interest expense on notes payable and late credit card payments and recognized $115,489 of technology licensing income related to a settlement agreement with a former employee.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended March 31, 2013 was $299,099 in comparison with a net loss of $560,586 applicable to common shareholders for the three months ended March 31, 2012.  The net loss per share was $0.001 per share for the three months ended March 31, 2013 and $0.002 per share for the three months ended March 31, 2012.  Included in the net loss applicable to common shareholders for the three months ended March 31, 2013 are accrued cash dividends of $1,397 on the Series E 5% convertible preferred stock.  Included in the net loss applicable to common shareholders for the three months ended March 31, 2012 are accrued cash dividends of $3,167 on the Series E 5% convertible preferred stock.

The net loss applicable to common shareholders for the nine months ended March 31, 2013 was $1,420,549 in comparison with a net loss of $1,385,185 applicable to common shareholders for the nine months ended March 31, 2012.  The net loss per share was $0.007 per share for the nine months ended March 31, 2013 and $0.012 per share for the nine months ended March 31, 2012.  Included in the net loss applicable to common shareholders for the nine months ended March 31, 2013 are accrued cash dividends of $4,203 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  Included in the net loss applicable to common shareholders for the nine months ended March 31, 2012 are accrued cash dividends of $10,833 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2013, the Company had a working capital deficit of $2,107,133 compared to a working capital deficit of $1,728,680 at June 30, 2012.  The $378,453 decrease in working capital is due primarily to the operating loss incurred by the Company during the nine months ended March 31, 2013.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the nine months ended March 31, 2013, we received $96,000 from the sale of preferred and common stock, and we received $301,700 from the issuance of notes payable.  We received proceeds of $34,640 from the sale of common stock and $214,300 from the issuance of debt for the nine months ended March 31, 2012.  Cash used by operating activities was $1,023,868 for the nine months ended March 31, 2013.  We used cash of $228,211 to fund our operating activities during the nine months ended March 31, 2012.  Our primary uses of operating cash were for liabilities related to discontinued operations, compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the nine months ended March 31, 2013 and the year ended June 30, 2012, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

On February 10, 2012, the Company borrowed $40,000 from a third party  under a promissory note which matures on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

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

On July 18, 2012, the Company borrowed $100,000 from a third party. The note accrues interest at a rate of 5% per annum and is due on January 31, 2013.  a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.  During the nine months ended March 31, 2013, a third party converted $68,315 of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On October 1, 2012, the Company entered into a loan agreement and a promissory note to borrow $100,000 from a stockholder. The loan will be repaid with nine monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

On March 7, 2011, the Company entered into an equity purchase agreement with a third party which committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012 and a post-effective amendment was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  The purchase price of the common stock to be sold pursuant to the equity purchase agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the equity purchase agreement.  During the nine months ended March 31, 2013, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock under the Equity Purchase Agreement.

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

Management believes that, at the current share price, we will not be able to sell a sufficient amount of our common stock to a third party to provide enough capital to satisfy our obligations for the next 12 months.  Management is anticipating revenue growth through expansion of its customer base, and is also actively seeking financing through new and existing investors to fund operations. There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise capital.  If the Company is not successful in its capital raising efforts, then its expansion plans and software development efforts would need to be curtailed.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2013, the Company had warrants outstanding for the purchase of 2,645,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of March 31, 2013, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock.  In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party. Pursuant to the equity purchase agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2013. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of March 31, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2013, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 and June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Non-governmental a third-party payers have taken steps to control the utilization and reimbursement of diagnostic services.

Efforts are being made by non-governmental a third-party payers, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, a third-party payers often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in volumes and reimbursement rates could result in a reduction in the fees we receive from our associated pathologists. Changes in test coverage policies of and reimbursement from other a third-party payers may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

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

Interruptions or delays in our information systems or in network or related services provided by a third-party suppliers could impair the delivery of our services and harm our business.

Our operations depend on the uninterrupted performance of our information systems, which are substantially dependent on systems provided by a third parties over which we have little control. Failure to maintain reliable information systems, or disruptions in our information systems could cause disruptions and delays in our business operations which could have a material adverse effect on our business, financial condition and results of operations.

We rely on broadband connections provided by a third party suppliers to route digital images from laboratories within the United States to our associated pathologists at the interpretation centers with whom we contract. Any interruption in the availability of the network connections between the hospitals and our interpretation centers would reduce our revenue and profits. Frequent or persistent interruptions in our services could cause permanent harm to our reputation and brand and could cause current or potential referring physicians to believe that our systems are unreliable, leading them to switch to our competitors. Because referring physicians may use our services for critical healthcare services, any system failures could result in damage to the referring physicians’ businesses and reputation. These referring physicians could seek significant compensation from us for their losses, and our agreements with our customers do not limit the amount of compensation that they may receive. Any claim for compensation, even if unsuccessful, would likely be time-consuming and costly for us to resolve.

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

We rely heavily on our workflow technology to distribute pathology slide images and information to the appropriately licensed and privileged associated pathologist best able to provide the necessary clinical insight in the least amount of turnaround time and reports to referring physicians. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our technology, and our business may be harmed. We currently do not hold any patents with respect to our technology, and we have not filed any applications for patents. Although we intend to file applications for patents covering our workflow technology, we may be unable to obtain patent protection for this technology. In addition, any patents we may obtain may be challenged by a third parties. Accordingly, despite our efforts, we may be unable to prevent a third parties from infringing upon or misappropriating our intellectual property.

We may in the future become subject to intellectual property rights claims, which could harm our business and operating results.

The information technology industry is characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. If a a third party asserts that our technology violates that a third-party’s proprietary rights, or if a court holds that our technology violates such rights, we may be required to re-engineer our technology, obtain licenses from a third parties to continue using our technology without substantial re-engineering or remove the infringing functionality or feature. In addition, we may incur substantial costs defending against any such claim. We may also become subject to damage awards, which could cause us to incur additional losses and hurt our financial position.

Monitoring potential infringement of and defending or asserting our intellectual property rights may entail significant expense. We may initiate claims or litigation against a third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel.

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

Substantially all of our revenue from our Technest, Inc. operation was derived from Small Business Innovation Research contracts with the U.S. Government .   Government agencies, including the Defense Contract Audit Agency, or DCAA, routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. They also review our compliance with regulations and policies and the adequacy of our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and any such costs already reimbursed must be refunded. Therefore, an unfavorable outcome to an audit by the DCAA or another agency could cause actual results to differ materially from those anticipated. If an investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including forfeitures of profits, fines and suspension or debarment from doing business with the Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially from those anticipated.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of March 31, 2013, we had 176,250,915 outstanding shares of common stock and have reserved approximately 153,000,000 shares for future issuances upon exercise of outstanding options, conversion of preferred stock, exercise of outstanding warrants and the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

Risks Related To Market Conditions

The sale of material amounts of common stock could encourage short sales by a third parties and further depress the price of our common stock.  As a result, you may lose all or part of your investment.

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

We have begun to drawn down funds and have issued 1,749,388 shares of our common stock under the Equity Purchase Agreement with a third party. Our ability to continue to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement continue to be effective. Currently, the registration statement is not effective. The timing of the effectiveness of this registration statement is not certain and therefore, we are not able to draw down on the Equity Purchase Agreement at this time, thereby reducing our ability to obtain further funding from a third party. In addition, the current registration statement registered 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after a third party and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or nine months after the effective date of that registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to a third party under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

Assuming the sale of the entire 25,800,000 shares of our common stock currently registered at a price of $0.01 per share, a third party will receive gross proceeds of $258,000, of which we will receive $245,100, or 95% of the sale price.  Therefore, we would be required to register 474,200,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement.  Our capital stock currently consists of 495,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock.  Therefore, at a share price of $0.01, we do not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are currently outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities.  In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially.  Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

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

•

that the number of Put Shares to be purchased by a third party plus all other securities beneficially owned by a third party does not exceed 9.99% of our outstanding common stock on the closing date of any Put;

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

•

that issuance of shares of common stock at any closing does not violate the shareholder approval requirements of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock; and

•

that no stock split or combination, payment of a dividend or distribution in shares of common stock, payment of a dividend or distribution of other assets to the holders of our common stock issuance of shares of our common stock or options or other security exercisable for or convertible into shares of our common stock at a price per share that is less than the price paid by a third party, has occurred between the date a Put Notice is delivered and the associated closing date.

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

We have registered an aggregate of 25,800,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 11% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by a third party may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

Because a third party will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Equity Purchase Agreement.

The common stock to be issued to a third party pursuant to the Equity Purchase Agreement will be purchased at an 5% discount to the average of the lowest closing price of the common stock of any three trading days, consecutive or inconsecutive, during the five consecutive trading days immediately following the date of our notice to a third party of our election to put shares pursuant to the Equity Purchase Agreement. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.  a third party has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If a third party sells the shares, the price of our common stock could decrease. If our stock price decreases, a third party may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

The Equity Purchase Agreement’s pricing structure may result in dilution to our stockholders.

Pursuant to the Equity Purchase Agreement, a third party committed to purchase, subject to certain conditions, up to the $5 million of our common stock over a two-year period. If we sell shares to a third party under the Equity Purchase Agreement, or issue shares in lieu of any blackout payment (as described below), it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Equity Purchase Agreement, we will issue shares to a third party at a discount of 5% from the average price of our common stock. If we draw down amounts under the Equity Purchase Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. In addition, we are entitled in certain circumstances to deliver a “blackout” notice to a third party to suspend the use of the registration statements that we have filed or may in the future file with the SEC registering for resale the shares of common stock to be issued under the Equity Purchase Agreement. If we deliver a blackout notice in the fifteen trading days following a settlement of a draw down, then we must issue a third party additional shares of our common stock.

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

ACCELPATH, INC.

Date: January 15, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.