Form 10-K
period 2013-06-30
AccelPath, Inc.
filed 2014-03-21
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

AccelPath, Inc.

(Formerly – TECHNEST HOLDINGS, INC.)

(Exact name of Registrant as specified in its Charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

850 Third Avenue, Suite 16C NYC, NY 10022
(Address of principal executive offices)

850 Third Avenue, Suite 16C NYC, NY 10022

(Mailing Address)

Issuer’s Telephone Number: (212) 994-9875

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title or Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No  X .

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

Yes      . No      .

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.      .

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

Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of  March 21, 2014 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was approximately: $700,000

Affiliates for the purpose of this item refers to the issuer’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or  depository  companies holding issuer’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the issuer’s Common Stock, both of record and beneficially.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

992,549,379  shares as of March 21, 2014, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

ACCELPATH (Formerly - TECHNEST HOLDINGS, INC.)

FORM 10-K

TABLE OF CONTENTS

June 30, 2013

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

•

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

•

Hospital Pathologists.  Pathologists working in hospitals typically provide most of the diagnostic services required for hospital in-patients and, sometimes, hospital outpatients. Hospital pathologists act as medical directors for the hospital ’ s clinical and histology laboratories. Typically, hospital pathologists provide these services to hospitals under exclusive and long-term contractual arrangements.

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

Information Systems

We are focused on implementing IT systems that streamline internal operations and provide customized IT solutions to meet the needs of referring physicians and associated pathologists. We are developing AccelSlide ™ , a customizable solution to provide a gateway for entering and delivering clinical and patient information and reports and communicating with many of our referring physicians. Our IT solution provides an immediate impact to referring physicians and their offices. The most common connectivity tools include:

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

Two key elements that we believe differentiate our solution from our competitors’ electronic interfaces are the relative speed with which we can create and implement customized interfaces for clients and the low overall costs associated with doing so. Since AccelSlide ™  is created to accommodate flexibility, customizations are easy to implement. This functional flexibility is achieved with relatively low cost to us as a result of our IT solution’s modular and adaptable design. We plan to expand the products we offer to include utilization and patient education reports as well as practice-specific solutions.

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

•

Intelligent Surveillance Technology Platforms:

o

360 degree video acquisition using mirror, lens, and array configurations

o

2D video detection, tracking, recognition and enhancement software

•

3D Facial Recognition Technology Platforms:

o

3D facial image acquisition and recognition algorithms and software

•

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

Technest Business Strategy

Currently Technest, Inc. is inactive and the Company is considering strategic alternatives to maximize the value of the products and intellectual property developed by Technest, Inc.

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

Intellectual Property

Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws and confidentiality procedures to protect our intellectual property rights. As of September 2013, we owned 22 U.S. patents and have one patent pending. We enter into confidentiality agreements with our consultants and key employees, and maintain controls over access to and distribution of our technology, software and other proprietary information. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us.

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

Employees

As of March 21, 2014, we had 1 employee. We also have arrangements with independent contractors performing sales, marketing and client service roles.  We consider our relationships with this individual to be good.

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

On January 3, 2011, our board of directors declared the distribution of contingent value rights.  On February 2, 2011 one contingent value right was distributed for each share of our common stock held by each common stockholder of record as of March 18, 2011.  Each contingent value right entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to the Settlement Agreement with EOIR Holdings, less certain expenses that will be deducted from such payment.   On April 24, 2012, the Company received the payment pursuant to the Settlement Agreement and on May 8, 2012, the holders of the contingent value rights received a payment of $0.103739 per contingent value right as a return of capital distribution.

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

Bridge Financing.  On January 11, 2011, the Company entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with an Institutional Investor (“Investor”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Investor for a purchase price of $300,000 (the “Bridge Financing”).  The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction.  Prior to the closing of the Transaction, Investor and its affiliates were the holders of a majority of the Company’s shares of common stock.

As set forth in the Series E 5% Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Nevada (the “Certificate of Designation”), the Series E Preferred is convertible into the Company’s common stock at the option of Investor at any time.  The number of shares of our common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Investor (the “Bridge Financing Shares”) are convertible into 6,754,173 shares of the Company’s common stock.  The holders of Series E Preferred are entitled to receive cumulative dividends on the preferred stock at the rate per share (as a percentage of the stated value per share) equal to five percent (5%) per annum payable in cash.

On February 15, 2012, Investor converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

On July 18, 2012, the Company entered into an exchange agreement with Investor to exchange 100 shares of Series E Preferred into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  Investor has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.

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

Item 2. Description of Property

The Company currently leases space at 850 Third Avenue in New York City. During 2012, we leased office space of approximately 2,000 square feet in Gaithersburg, Maryland, pursuant to a lease which expired December 31, 2012.  Monthly lease amounts at both facilities were approximately $2,000.

We are currently in the process of evaluating our office space needs.

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

Calendar Year	High	Low

2011
First Quarter	$0.12	$0.05
Second Quarter	$0.10	$0.06
Third Quarter	$0.07	$0.05
Fourth Quarter	$0.05	$0.01

2012
First Quarter	$0.06	$0.01
Second Quarter	$0.06	$0.01
Third Quarter	$0.024	$0.006
Fourth Quarter	$0.014	$0.001

2013
First Quarter	$0.0017	$0.0002
Second Quarter	$0.0024	$0.0002
Third Quarter	$0.0023	$0.0001
Fourth Quarter	$0.0023	$0.0001

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of March 21, 2014, there were approximately 431 record holders of our common stock and we had outstanding options to purchase 46,930,000 shares of common stock, 16,426,334 of which are exercisable as of such date.

As of March 21, 2014, all of our shares of our common stock are eligible for public sale under Rule 144 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the fiscal years ended June 30, 2013 and June 30, 2012, which is the fourth quarter of our fiscal year.

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

Year ended June 30, 2013 compared with the year ended June 30, 2012

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

Revenues

The Company had $334,616 in revenues during the year ended June 30, 2013 compared to $594,328 in revenues during the year ended June 30, 2012.  Revenues decreased by $259,712 or 44% compared to the prior year.  Revenues for the year ended June 30, 2013 consisted of $-0- in revenues generated by Technest, Inc.’s Small Business Innovation Research grants and $429,800 in revenues generated by AccelPath’s medical diagnostic services.  Revenues for the year ended June 30, 2012 consisted of $405,825 in revenues generated by Technest, Inc.’s Small Business Innovation Research grants after the reverse acquisition and $188,503 in revenues generated by AccelPath’s medical diagnostic services.  AccelPath exited the development stage during the year ended June 30, 2011 when it began generating revenue in October 2010.

Technest, Inc.’s revenues decreased by $405,825  or 100% compared to the prior year.  The decrease was due to the fact that Technest became inactive during the year.   At June 30, 2013, there was no backlog of funded contracts for Technest, Inc.  Future revenues for Technest, Inc. are dependent on the receipt of new government contracts or the commercialization of its products.

AccelPath’s revenues increased by $146,316 or 78% compared to the prior year.   The increase is due to the provision of additional services and an increased customer base.

Gross profit

The gross profit for the year ended June 30, 2013 was $334,616 or 100% of revenues compared to $322,153 or 54% of revenues for the year ended June 30, 2012.  The $12,463 increase in gross profit was primarily due to the increase in the medical diagnostic services.  The gross profit percentage increase is due to the increase in medical diagnostic revenues and the decrease in Technest revenue.  The gross profit percentage on Technest revenue is significantly less than the gross profit percentage on the medical diagnostic revenues.  Under AccelPath’s business model there are minimal, if any, costs of revenues.

Gross profit for the year ended June 30, 2012 was negatively impacted by AccelPath’s claims experience with third party payers.  During the year ended June 30, 2012, management addressed this issue by changing its business model to bill interpreting partners directly for its services and eliminating certain costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2013 were $2,024,945 compared to $2,125,233 for the year ended June 30, 2012.  These expenses consist primarily of compensation paid, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses.   The decrease of $100,288, 5%, is predominately due to the cessation of activities at Technest, partially offset by increased legal expenses.

In addition, stock-based compensation expense of $586,113 and $494,989 was recognized during the years ended June 30, 2013 and 2012, respectively.

Amortization of customer contracts

Amortization of customer contract for the years ended June 30, 2013 and June 30, 2012 was $-0- and $175,000, respectively.

Impairment losses

During the years ended June 30, 2013 and 2012, the Company recognized goodwill impairment losses of $-0- and $48,158, respectively The goodwill impairment loss during the year ended June 30, 2012 was recognized after management completed a discounted cash flow analysis of the reporting unit which concluded that there was no implied goodwill at June 30, 2012.

During the years ended June 30, 2013 and 2012, the Company recognized customer contracts impairment losses of $-0- and $116,668, respectively.  The impairment loss was recognized after the Company considered the fair value of the customer contracts at June 30, 2012 and concluded that the balance of $116,668 was impaired.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30,2013 and 2012.

Operating loss

The operating loss for the year ended June 30, 2013 was $1,690,329 compared to an operating loss of $2,142,906 for the year ended June 30, 2012.  The $512,577 decrease in the operating loss is primarily due to decreased amortization and impairment of customer contracts of $175,000 and $116,668, respectively plus a reduction in selling general and administrative expenses of $160,288 as detailed above.

Other income (expense)

Net other income (expense) was ($303,838) for the year ended June 30, 2013 compared to net other income (expense) of $89,285  for the year ended June 30, 2012.

During the year ended June 30, 2013, the Company incurred interest expense of $178,386 on notes payable, losses upon conversions of notes payable of $138,390 in and a loss of $30,648 on a terminated acquisition.  This was partially offset by $43,586 of licensing income.

During the year ended June 30, 2012, after the reverse acquisition, the Company recognized $126,157 of technology licensing income, which was partially offset by $36,872 in interest on notes payable.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the year ended June 30, 2013 was $2,342,309 compared to a net loss applicable to common stockholders of $2,069,670 for the year ended June 30, 2012.  The net loss per share was $0.009 for the year ended June 30, 2013 compared to a net loss per share applicable to common stockholders of $0.017 for the year ended June 30, 2012.

Included in the net loss applicable to common shareholders for the year ended June 30, 2013 are accrued cash dividends payable of $5,617 on the Series E 5% convertible preferred stock and included in the net loss applicable to common stockholders for the year ended June 30, 2012 are non-cash deemed dividends of $3,167 related to Series E 5% convertible preferred stock.

Cash and Working Capital

On June 30, 2013, the Company had a working capital deficit of $2,711,419 compared to a working capital deficit of $1,728,680 at June 30, 2012.  The $982,739 decrease in working capital is primarily due to cash used in operations of $1,033,007.  Our primary sources of capital for the years ended June 30, 2013 and 2012 were from financing activities, , investing activities, and the collection of our accounts receivable.  We received proceeds of $6,000 from the sale of common stock,,$90,000 from the issuance of preferred stock and $311,700 from the issuance of debt during the year ended June 30, 2013.    During the year ended June 30, 2012, we received proceeds of $34,640 from the sale of common stock prior to the reverse acquisition and we received $188,800 from the issuance of notes payable, less payments on outstanding noted.  We used cash of $1,033,007 and $228,211, respectively, to fund our operating activities during the years ended June 30, 2013 and 2012.  Our primary uses of operating cash were for compensation payments, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses.

Sources of Liquidity

During the years ended June 30, 2013 and June 30, 2012, we satisfied our operating cash requirements primarily from the sale of common stock and Series E 5% Convertible Preferred Stock and Series F Convertible Preferred Stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

Issuances of Common stock

On March 7, 2011, the Company entered into an Equity Purchase Agreement with an Investor.  Pursuant to the Equity Purchase Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that the Investor purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2013, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock under the Equity Purchase Agreement.

Management believes that if the Investor purchases a sufficient amount of our common stock then the Company will have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.  In addition, management continues to explore other alternatives for raising additional capital through both debt and equity transactions.  If the Company is not successful in selling a sufficient amount of its common stock or aising capital from alternative sources, then its expansion plans and software development efforts would need to be curtailed.

Issuances of Notes

On February 10, 2012, the Company borrowed $40,000 from an Investor under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.

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

On July 18, 2012, the Company entered into a subscription agreement with a third party ("a third party") for the purchase of a convertible promissory note in the aggregate principal amount of $100,000. The note accrues interest at a rate of 5% per annum and became due on January 31, 2013.  The Company is in default on this note. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price of $0.0075 per share.  The Company recorded a beneficial conversion discount of $29,333 based on the fair value of the common stock into which the note was convertible to on the commitment date and allocated $70,667 of the proceeds to the discounted value of the note.

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

On March 22, 2013, the Company borrowed $35,000 from a third party.  The convertible promissory note bears interest at 5% per annum and matures on December 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the ten days prior to the conversion. The Company recorded a beneficial conversion discount of $23,333 based on the fair value of the common stock into which the note is convertible to and allocated $11,667 of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 6, 2013, the Company borrowed $10,000 from  a third party.  The convertible promissory note bears interest at 5% per annum and matures on December 31, 2013. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the fifteen days prior to the converison. The Company recorded a beneficial conversion discount of $10,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

Commitments and Contingencies

The Company currently leases office space on a month to month basis. During fiscal 2013, the company had monthly lease payments of approximately $2,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2013, the Company had warrants outstanding for the purchase of 2,075,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of June 30, 2013, the Company had stock options outstanding for the purchase of 46,690,000 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with an Investor.  Pursuant to the Equity Purchase Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Concentrations

All of Technest Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.   These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2013 or June 30, 2012.

During the year ended June 30, 2013 and June 30, 2012, all of AccelPath’s revenues were generated from two laboratories and one hospital.

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

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired.  Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011.  During the year ended June 30, 2012, the Company adjusted the contingent value rights payable acquired in the reverse acquisition which resulted in an additional goodwill impairment loss of $48,158.  There was no goodwill at June 30, 2013 and 2012.

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

At June 30, 2012, the Company tested its long-lived assets for impairment and recorded an impairment charge of $116,668 on its customer contracts intangible asset.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012.  No impairment charges were recorded in the year ended June 30, 2013.

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

We are an early-stage company that is in the process of building relationships with associated pathologists and referring physicians, and our business may be harmed by the loss of anyone associated pathologist or customer of an associated pathologist.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Gilbert Steedley, our Chief Executive Officer. The loss of Mr. Steedley or other key personnel could have a material adverse effect on our business, financial condition, results of operations and the trading price of our common stock. In addition, the search for replacements could be time consuming and could distract our management team from the day-to-day operations of our business.

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

Risks Related To “Controlled Companies”

Our largeststockholder has significant influence over the Company.

As of  March 21, 2013, Gilbert Steedley, the Company’s Chief Executive Officer owned all of our Series H Preferred stock. Each share of Series H Preferred has the equivalent of 9,923,353 votes of Common Stock (based upon the outstanding number of shares of Common Stock issued at the time hereof).  Currently, there is one holder of Series H Preferred (the "Series H Stockholder" or the "Majority Stockholder"), holding fifty-one (51) shares of Series H Preferred, resulting in the Series H Stockholder holding in the aggregate approximately 50.9989% of the total voting power of all issued and outstanding voting capital of the Company.

 As a result, Mr. Steedley possesses significant influence over our affairs.  His stock ownership and relationships with members of our board of directors may have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially and adversely affect the market price of our common stock.

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

We will have to raise additional capital in order for our business plan to succeed. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Therefore, our most likely source of additional capital will be through the sale of additional shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 995,000,000 shares.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders’ interests in our Company to be diluted, which may negatively affect the value of their shares.

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

Our stock price has been volatile.  From July 2007 to March 21, 2014, the trading price of our common stock ranged from a low price of $0.0001 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares.  As of March 18, 2014, we had 124,280,074 outstanding shares of common stock and have reserved at least 120,000,000 for future issuances upon exercise of outstanding options,   upon conversion of preferred stock, upon issuance for a restricted stock award, upon exercise of outstanding warrants and upon the conversion of the principal and interest of the outstanding promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

We have begun to drawn down funds and have issued 1,749,388 shares of our common stock under the Equity Purchase Agreement with The Investor. Our ability to continue to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement continue to be effective. In addition, the current registration statement registers 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the

Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after the Investor and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of that registration statement.  These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Investor under the Equity Purchase Agreement.  Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

Assuming the sale of the entire 25,800,000 shares of our common stock currently registered at the current market price of $0.0001 per share, Investor will receive gross proceeds of $2,580, of which we will receive $2,451, or 95% of the sale price.  Therefore, at the current market price, we would be required to register 5,000,000,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement.  Our capital stock currently consists of 995,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock.  Therefore, at the current share price, we do not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are currently outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities.  In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially.  Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

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

•

that the number of Put Shares to be purchased by The Investor plus all other securities beneficially owned by Investor does not exceed 9.99% of our outstanding common stock on the closing date of any Put;

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

•

that issuance of shares of common stock at any closing does not violate the shareholder approval requirements of the OTCBB or other principal exchange which is at the time the principal trading exchange or market for our common stock; and

•

that no stock split or combination, payment of a dividend or distribution in shares of common stock, payment of a dividend or distribution of other assets to the holders of our common stock issuance of shares of our common stock or options or other security exercisable for or convertible into shares of our common stock at a price per share that is less than the price paid by Investor, has occurred between the date a Put Notice is delivered and the associated closing date.

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

We have registered an aggregate of 25,800,000 shares of common stock for issuance pursuant to the Equity Purchase Agreement. The 25,800,000 shares of our common stock will represent approximately 3% of our shares outstanding immediately after our exercise of the put right. Our common stock is thinly traded. The sale of these shares into the public market by The Investor (“Investor”) may result in a greater number of shares being available for trading than the market can absorb and therefore, could depress the market price of our common stock.

Because Investor will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Equity Purchase Agreement.

The common stock to be issued to Investor pursuant to the Equity Purchase Agreement will be purchased at an 5% discount to the average of the lowest closing price of the common stock of any three trading days, consecutive or inconsecutive, during the five consecutive trading days immediately following the date of our notice to Investor of our election to put shares pursuant to the Equity Purchase Agreement. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.  Investor has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If Investor sells the shares, the price of our common stock could decrease. If our stock price decreases, Investor may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

The Equity Purchase Agreement’s pricing structure may result in dilution to our stockholders.

Pursuant to the Equity Purchase Agreement, Investor committed to purchase, subject to certain conditions, up to the $5 million of our common stock over a two-year period. If we sell shares to Investor under the Equity Purchase Agreement, or issue shares in lieu of any blackout payment (as described below), it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down amounts under the Equity Purchase Agreement, we will issue shares to The Investor at a discount of 5% from the average price of our common stock. If we draw down amounts under the Equity Purchase Agreement when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price. In addition, we are entitled in certain circumstances to deliver a “blackout” notice to Investor to suspend the use of the registration statements that we have filed or may in the future file with the SEC registering for resale the shares of common stock to be issued under the Equity Purchase Agreement. If we deliver a blackout notice in the fifteen trading days following a settlement of a draw down, then we must issue to Investor additional shares of our common stock.

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

Item 8.  Financial Statements

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
AccelPath, Inc. and Subsidiaries
Years ended June 30, 2013 and 2012
Reports of Independent Registered Public Accounting Firms	F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Deficit	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8

John Scrudato CPA

7 Valley View Drive

Califon, New Jersey 07830

908-534-0008

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

AccelPath, Inc.

We have audited the accompanying balance sheet of AccelPath, Inc. and subsidiaries (“the Company”) as of June 30, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of AccelPath, Inc. and subsidiaries as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has a working capital deficit of $2,711,419 and a stockholders’ deficit of $2,749,656 at June 30, 2013. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 21, 2014

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

October 15, 2012

AccelPath, Inc. (Formerly Technest Holdings, inc.)

(A Development Stage Company)

Balance Sheets

(Audited)

	June 30,	June 30
	2013	2012
Assets

Current assets
Cash and cash equivalents	$1,201	$16,404
Restricted Cash		638,304
Accounts receivables	-	40,942
Prepaid Expenses and Other Current Assets	-	2,000
Total current assets	1,201	697,650

Property and equipment - net	78,719	65,475

Total assets	$79,920	$763,125

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,271,890
Accrued expenses and other current liabilities	759,702	216,544
Accrued compensation	306,555	166,348
Current portion of notes payable- net of discounts of $12,200 and $1,810 at June 30 2013 and June 30, 2012 , respectively	384,785	133,240
Liabilities related to Discontinued Operations		638,308
Total current liabilities	2,712,621	2,426,330

Long-term portion of notes payable- net of discounts of $31,400 and $31,835 at June 30, 2013 and June 30, 2012 , respectively	116,954	118,165
Total Liabilities	2,829,575	2,544,495

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; 100 and 200 shares issued and outstanding at June 30, 2013 and June 2012, respectively (preference in liquidation at June 30, 2013 and June 30, 2012 of $116,653 and $216,871 respectively	100,000	200,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at June 30, 2013	90,000	-
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at June 30, 2013	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51shares issued and outstanding at June 30, 2013	-	-
Common stock, $0.001 par value, 995,000,000 shares authorized; 360,385,085 and 123,578,320 issued and outstanding at June 30, 2013 and June 30, 2012, respectively	360,385	123,578
Additional paid-in capital	4,372,168	3,573,094
Accumulated Deficit	(7,470,132)	(5,493,440)
Total stockholders' (deficit) of AccelPath, Inc.	(2,547,579)	(1,596,768)
Non-Controlling interest	(202,077)	(184,602)
Total stockholders' (deficit)	(2,749,656)	(1,781,370)

Total liabilities and stockholders' (deficit)	$79,919	$763,125

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

For the Years Ended June 30, 2013 and 2012

(Audited)

	For the Years Ended June 30
	2013	2012

Revenues	$334,616	$594,328

Cost of Revenues	0	272,175

Gross Profits	334,616	322,153
Operating Expenses
Selling General and Administrative Expenses	2,024,945	2,125,233
Write-off of Fixed assets	0	0
Amortization of customer contracts	0	175,000
Goodwill Impairment loss	0	48,158
Customer contracts impairment loss	0	116,668
Total Operating Expenses	2,024,945	2,465,059

Operating Loss	(1,690,329)	(2,142,906)

Other Income (Expense)
Interest expense	(178,386)	(36,872)
Loss on Terminated Acquisition	(30,648)
Loss on Conversion of Debt	(138,390)
Technology licensing Income	43,586	126,157

Total Other (Expense) - net	(303,838)	89,285

Net Income (Loss) before Income tax expense/(benefit)	(1,994,167)	(2,053,621)

Income tax expense (benefit)	0	0

Net loss	(1,994,167)	(2,053,621)

Net loss Attributable to Non-Controlling Interest	17,475	(2,689)

Net loss Attributable to AccelPath, Inc.	(1,976,692)	(2,056,310)

Deemed and cash dividends to Preferred Stockholders	(365,617)	(13,360)

Net loss applicable to Common shareholders	$(2,342,309)	$(2,069,670)

Net loss per common share - basic and diluted	($0.009)	($0.017)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	231,559,450	121,455,672

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

									Non-Controlling Interest in Subsidiary ($)	Total Stockholders' Equity (Deficit) ($)
		Preferred stock			Common Stock		Additional Paid-In Capital ($)	Accumulated Deficit ($)
	Series E ($)	Series F ($)	Series G ($)	Series H ($)	Shares	Amount ($)

Balance, June 30, 2012	200,000	-	-	-	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-		-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	236,809,509	236,810	53,111	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	(3,204,498)	(3,204)	3,204	-	-	-

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-		-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	0	-	-	60,000	-	-	-

Stock-based compensation	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-		(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	0	360,385,085	360,385	4,372,168	(7,470,132)	(202,077)	(2,809,656)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	Years Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,994,167)	$(2,053,621)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Stock based compensation	586,113	494,989
Depreciation and amortization of property and equipment	14,956	4,424
Amortization of note payable discount	119,590	15,360
Amortization of customer contracts		175,000
Goodwill impairment loss		48,158
Customer contract impairment loss		116,668
Interest expense converted into common stock	1,692
Warrants issued for extension of note payable	13,990
Restricted stock award expense	20,833	29,167
Loss on conversion of debt	138,390
Liability for common stock to be issued	(12,091)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	40,942	178,552
(Increase) decrease in Deposits and prepaid expenses	2,000	72,862
Increase (decrease) in accounts payable	(10,311)	211,713
Increase (decrease) in Accrued Expenses and other liabilities	543,158	17,426
Increase (decrease) in Accrued compensation	140,207	121,348
Increase (decrease) in Accrued income taxes		(256,710)
Liabilities related to discontinued operations	(638,308)	(407,066)
Net cash provided by (used in) operating activities	(1,033,007)	(1,231,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assets related to discontinued operations		5,000,000
Payment of contingent value rights payable		(3,390,000)
Eliminations of restrictions on cash	638,304	(638,304)
Purchase of property and equipment	(28,200)	(47,600)
Net cash used in investing activities	610,104	924,096

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	311,700	264,300
Principal paid on notes payable		(25,500)
Proceeds from issuance of Series F preferred stock	90,000
Proceeds from issuance of common stock	6,000	34,640
Net cash provided by financing activities	407,700	273,440

Net (Decrease) in Cash	(15,203)	(34,194)
Cash - Beginning of Period/Year	16,404	50,598

Cash - End of Period/Year	$1,201	$16,404

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$10,154
Income Taxes	$-	$256,710

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$15,000	$49,005
Deferred financing costs charged to additional paid in capital	$-	$36,000
Preferred Stock- Series E converted to common stock	$-	$100,000
Cash dividend accrued on Preferred Stock-Series E	$5,239	$13,360

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

Unaudited pro forma operating results for the year ended June 30, 2011, assuming the reverse acquisition had been made as of July 1, 2010, are as follows:

Revenues	$1,862,667
Net loss applicable to common shareholders	$(3,103,629
Net loss per share – basic and diluted	$(0.026)

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

On December 24, 2009, LLC paid the Company $18,000,000 and the actions pending between the parties were dismissed in accordance with the Settlement Agreement.  The Company paid out of the proceeds received $3,621,687 of previously recorded liabilities related to the sale of EOIR and related litigation and $13,134,741 as a return of capital dividend to our shareholders. The Company recorded a $154,000 discount on the $5 million contingent receivable. The financial statements for the year ended June 30, 2011 include interest income of $5,305 related to this discount. The release of the WEBSS contract fell behind original expectations and was finally awarded in March 1812.  The $5 million contingent receivable, which was acquired by AccelPath in the reverse acquisition, was collected on April 24, 2012.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses applicable to common stockholders of $2,282,309 and $2,069,670 for the years ended June 30, 2013 and 2012, respectively, and has experienced an operating cash flow deficit in both 2013 and 2012.  Further, the Company has a working capital deficit of $2,711,419 and a stockholders’ deficit of $2,749,656 at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There is no assurance that the Company can reverse its net losses, or that the Company will be able to raise additional capital. These financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

See reports of independent registered public accounting firms.

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

Substantially all of Technest, Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2013.

During the year ended June 30, 2013, all of AccelPath’s revenues were generated from two laboratories and one hospital.  During the year ended June 30, 2012, all of AccelPath’s revenues were generated from one laboratory and one hospital.

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

Restricted Cash

Restricted cash represents cash held in escrow pending final settlement of certain liabilities related to discontinued operations.  The Company had no restrictions on cash at June 30, 2013

Accounts Receivable

At June 30, 2013, all invoiced receivables had been received.  At June 30, 2012, accounts receivable $40,942 invoiced by AccelPath for services rendered to one hospital.

An allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance.  Management assesses the allowance based on known troubled accounts, historical experience and other currently available evidence.  All of Technest’s receivables are due from government contracts, either directly or as a subcontractor. The Company has not experienced any material losses in accounts receivable related to these contracts and has provided no allowance for contract receivables at June 30, 2013 and 2012. Billings for AccelPath’s services reimbursed by third-party payers are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers.  If management determines amounts to be uncollectible, they will be charged to the allowance when that determination is made.

Unbilled receivables, if any, represent amounts earned related to allowable costs incurred under contracts but not billed.

During the year ended June 2013, there were no charges for allowances for doubtful accounts.

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

See reports of independent registered public accounting firms.

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years

Property and equipment consisted of the following at June 30, 2013 and 2012:

	2013	2012
Software	$89,450	$61,250
Computer equipment	3,466	3,466
Furniture and fixtures	239	239
Laboratory equipment	6,193	6,193
	99,348	71,148
Less accumulated depreciation	(20,629)	(5,673)
	$78,719	$65,475

Depreciation and amortization expense for the years ended June 30, 2013 and 2012 was $14,956 and $4,424, respectively.

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

The customer contracts had a cost basis of $350,000 and were fully amortized as of June 30, 2012.  Amortization expense was $-0- and $175,000 for the years ended June 30, 2013 and 2012, respectively.

The Company considered the fair value of the customer contracts at June 30, 2013 and concluded that the balance of $116,668 was impaired.  These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012. Therefore, the Company recognized an impairment loss of $116,668 in the fourth quarter of the year ended June 30, 2012. There was no impairment recorded in 2013.

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

See reports of independent registered public accounting firms.

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

See reports of independent registered public accounting firms.

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

Common stock equivalents, consisting of Series E 5% Convertible Preferred Stock, stock options, restricted stock, and warrants were not included in the calculation of the diluted loss per share for the years ended June 30, 2013 and 2012 because their inclusion would have been antidilutive and had the effect of decreasing the net loss per share (see Note 11).

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

To estimate the fair value of its reporting unit containing the goodwill at June 30, 2013, the Company utilized a discounted cash flow model on the Technest government contracting operating segment.  In estimating fair value, management relied on and considered a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins and overhead expenses. Subsequent to the reverse acquisition management reassessed the potential for new government contracts and due to employee turnover and other factors management expected limited future revenues beyond the current backlog.

See reports of independent registered public accounting firms.

Impairment of Long-Lived Assets

The Company amortizes intangible assets over the shorter of the contractual/legal life or the estimated economic life.

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. An impairment loss is recognized when expected cash flows are less than the asset's carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the operating performance and future undiscounted cash flows of the underlying assets. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset may not be recoverable. No impairment charges were recorded in the year ended June 30, 2013. At June 30, 2012, the Company tested its long-lived assets for impairment and recorded an impairment charge of $116,668 on its customer contracts intangible asset.

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

5.  CONTINGENT VALUE RIGHTS PAYABLE

On January 13, 2011, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) pursuant to which common stockholders of record as of March 18, 2011 received one contingent value right (a “CVR”) for each share of Company common stock held by them.  Each CVR entitled the holder thereof to its pro rata portion of a payment to be received by the Company pursuant to a Settlement Agreement and Mutual Release with EOIR Holdings LLC and EOIR Technologies, Inc. (the “Settlement Agreement”), less certain expenses (subject to adjustments for future events)  that will be deducted from such payment.  The contingent value rights payable was acquired by AccelPath in the reverse acquisition.  During the three months ended September 30, 2011, the Company adjusted the contingent value rights payable which resulted in an additional goodwill impairment loss of $48,158.  At March 31, 2012, management increased the contingent value rights payable by $147,595, decreased accrued income taxes by $113,106 and decreased accounts payable by $34,489 to reflect the amounts to be paid out of the Settlement Agreement.  The payment under the Settlement Agreement was received by the Company on April 24, 2012 and the CVR payment of $3,390,000, or approximately $0.103739 per CVR, was made on May 8, 2012.

See reports of independent registered public accounting firms.

6. NOTES PAYABLE

Notes payable consist of the following at June 30, 2013 and 2012:

	2013	2012
Note payable – former Managing Member (see Note 9)	27,750	27,750
Note payable – related party	4,300	4,300
Note payable – stockholder	13,000	13,000
Note payable – Chief Executive Officer	5,000	5,000
Note payable – Investor	40,000	40,000
Convertible notes payable	506,700	195,000
Total	545,358	285,050
	(95,011)
Convertible notes payable, discount	43,619	(33,645)
Total, net of discount	501,739	251,405

Less current portion	384,785	133,240
Long-term debt	116,954	118,165

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

On February 10, 2012, the Company borrowed $40,000 from Investor under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

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

On March 22, 2013, the Company borrowed $35,000 from a third party.  The convertible promissory note bears interest at 5% per annum and matures on December 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the ten days prior to the conversion. The Company recorded a beneficial conversion discount of $23,333 based on the fair value of the common stock into which the note is convertible to and allocated $11,667 of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 13, 2013, the Company borrowed $10,000 from a third party.  The convertible promissory note bears interest at 5% per annum and matures on December 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the ten days prior to the conversion. The Company recorded a beneficial conversion discount of $10,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

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

7. PREFERRED STOCK

Series E Preferred Stock

On January 11, 2011, the Company entered into a Securities Purchase Agreement with An Institutional Investor(“Investor”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, for a purchase price of $300,000.  The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition.  Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share.  The 300 shares of Series E Preferred issued to Investorconvert into 6,754,173 shares of common stock.  Prior to the closing of the reverse acquisition, InvestorPartners, LP and its affiliates were the holders of a majority of the Company’s shares of common stock.  The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.

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

On February 15, 2012, Investor converted 100 shares of Series E Preferred into 2,251,390 shares of common stock.

Series F Preferred Stock

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

Series G Preferred Stock

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

Series H Preferred Stock

The number, designation, rights, preferences and privileges of the Series H Preferred were established by the Board at a meeting on April 2, 2013.  The designation, rights, preferences and privileges that the Board established for the Series H Preferred is set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware on April 3, 2013. Among other things, the Certificate of Designation provides that each one share of Series H Preferred has voting rights equal to (x) 0.019607  multiplied by  the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the "Numerator"),  divided by  (y) 0.49,  minus  (z) the Numerator.

At a meeting of the Board, the Board issued an aggregate of fifty one (51) shares of Series H Preferred to one individual,   Shekhar Wadekar, Chief Executive Officer of the Company.  As a result of the voting rights granted to the Series H Preferred, the Series H Stockholder holds in the aggregate approximately 50.9989% of the total voting power of all issued and outstanding voting capital of the Company

On March 21, 2014, ownership of the Series H Preferred was transferred to Mr. Steedley, our Chief Executive Officer.

8.  COMMON STOCK ISSUANCES AND REPURCHASES

During the year, the Company issued 236,805,509 shares for the repurchase of  approiximately $100,000 in debt.

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

During the year approximately 3.2 million shares were rescinded.

9.  OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION

2011 Equity Incentive Plan

On March 4, 2011, the Board of Directors adopted the 2011 Equity Incentive Plan and reserved 50,000,000 shares of common stock for issuance to employees, directors and consultants, subject to stockholder approval by March 4, 2012.  On February 17, 2012, the stockholders approved the plan.  The plan provides for automatic annual increases, subject to Board approval, on January 1 st  of each year (commencing on January 1, 2012 and ending on January 1, 2021), in the aggregate number of shares reserved equal to the lesser of (a) five percent of the total number of shares outstanding on December 31 st of the preceding year or (b) 3,000,000 shares.  Under the plan, the Board may grant stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards.

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

See reports of independent registered public accounting firms.

The following weighted average assumptions were used for grants during the years ended June 30, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.62% - 1.04%	1.76% - 2.28%
Expected dividend yield	—	—
Expected term	4.75 – 6 years	6 years
Forfeiture rate	—%	—%
Expected volatility	122.20% - 254.99%	128.99% - 136.20%

See reports of independent registered public accounting firms.

A summary of option activity under the Company’s stock plans as of June 30, 2012 and 2011 and the changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July1, 2010	—	$—	—	$—
Granted	43,100,000	0.065	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2011	43,100,000	$0.065	9.78 years	$—
Granted	3,590,000	0.025	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2012	46,690,000	$0.062	8.83 years	$588
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Exercisable at June 30, 2013	15,889,668	$0.060	7.84 years	$—

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

See reports of independent registered public accounting firms.

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

At June 30, 2013, unrecognized total compensation cost related to unvested awards of $1,002,649 is expected to be recognized over a weighted average period of 1.79 years.  At June 30, 2013 there were 3,810,000 shares reserved for future grants.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition.  No warrants were exercised during the year ended June 30, 2012.  On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired.  During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 7).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years.   No warrants were issued, exercised or expired in the year ended June 30, 2011.  The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at June 30, 2013:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
$0.01	500,000	02/10/2017
$0.01	1,000,000	02/17/2017
$0.01	500,000	04/18/2017
$0.01	20,000	08/15/2017
$0.01	50,000	08/20/2017
$0.01	250,000	09/14/2017
$0.01	250,000	10/02/2017
	2,645,000

The weighted average grant date fair value of the warrants granted during the year ended June 30, 2012 was $0.0245 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the year ended June 30, 2012; risk free interest rates of 0.86% - 0.88%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  165.24% - 203.80%.  The weighted average remaining life of the warrants at June 30, 2012 was 4.6 years.  At June 30, 2013, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

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

10.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2013 and 2012 consist of the following:

	Shares Potentially Issuable
	2013	2012
Series E Convertible Preferred Stock	2,251,391	4,502,783
Series F Convertible Preferred Stock	45,000,000	0
Series G Convertible Preferred Stock	46,690,000	46,690,000
Series H Convertible Preferred Stock	254,248,719	0
Convertible notes payable	332,000,000	20,000,000
Stock Options	2,500,000	2,500,000
Warrants	2,650,000	2,075,000
Total	685,335,110	75,767,783

11.  COMMITMENTS AND CONTINGENCIES

Facility Rental

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

As of December 31, 2013, the Lease has expired and the company is now looking for space on a month-to-month basis.

Rent expense included in the accompanying financial statements since the reverse acquisition was $110,241and $110,241 for the years ended June 30, 2012 and 2011, respectively.  Future minimum rental payments required under the current operating lease through expiration are $12,000.

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

Consulting Agreements

On December 14, 2011, the Company entered into a consulting agreement that terminates on December 31, 2012.  The agreement may be cancelled by the Company with 90 days prior notice.  Under the agreement the consultant received a stock option for 2,500,000 shares of common stock (see Note 10), a payment of $10,000 in February 2012, and is entitled to monthly payments of $7,500 for the remainder of agreement.  The monthly payments are subject to scheduled increases contingent on future events.  Consulting expense, not including expense recognized for the stock option, was $45,000 and $58,750 for the year ended June 30, 2013 and 2012.

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

12.  INCOME TAXES

There was no provision for federal or state income taxes for the years ended June 30, 2013 and 2012 due to the Company’s operating losses and a full valuation reserve on deferred tax assets.  In addition, AccelPath, LLC (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed.  A partnership’s income or loss is allocated directly to the partners for income tax purposes.

See reports of independent registered public accounting firms.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012
Computed “expected” tax benefit	(35)%	(35%)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3)%	(3%
Tax reporting differences due to the reverse acquisition	—	8%
Goodwill impairment and other permanent differences	(9)%	15%
Increase in the valuation reserve	47	15%
	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	20123	2012
Deferred tax assets:
Net operating loss carryforward	$4,602,000	$4,129,000
Stock-based compensation	582,000	383,000
Intangibles	344,000	344,000
Miscellaneous accruals	53,000	53,000
Property and equipment	8,000	8,000
Valuation allowance	(5,589,000)	(4,917,000)

Deferred tax asset (liability)	$—	$—

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

14.  RELATED PARTY TRANSACTIONS

Compensation

Mr. Steedley is to be paid $5,000 per month.  He received no payments during 2013. Mr. Wadekar received $10,000 in payments during fiscal year 2013. AccelPath recognized $215,000 of expense for these monthly payments during the year ended June 30, 2012.

See reports of independent registered public accounting firms.

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

Fiscal Year Ended June 30, 2013
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$334,616	$-0-	$-	$334,616
Operating loss	(1,282,905)	(42,720)	(407,424)	(1,690,329)
Interest income and other income	43,586		-	43,586
Interest expense	-	-	178,386	178,386
Depreciation and amortization	14,956	-	-	14,956
Expenditure for long-lived assets, including intangibles	28,200	-	-	28,200
Impairment of goodwill	-	-	-	-
Impairment of customer contracts	-	-	-	-
Total Assets at June 30, 2013	$79,920	$-	$-	$79,920

Fiscal Year Ended June 30, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Net revenue	$188,503	$405,825	$-	$594,328
Operating loss	(607,335)	(1,011,415)	(524,156)	(2,142,906)
Interest income and other income	-	126,157	-	126,157
Interest expense	12,882	23,990	-	36,872
Depreciation and amortization	4,424	175,000	-	179,424
Expenditure for long-lived assets, including intangibles	47,600	-	-	47,600
Impairment of goodwill	-	48,158	-	48,158
Impairment of customer contracts	-	116,668	-	116,668
Total Assets at June 30, 2012	$110,576	$14,245	$638,304	$763,125

16.  SUBSEQUENT EVENTS

Subsequent to the Balance sheet date, the Company converted  662,164,294 shares for the conversion of approximately $100,000 of debt from the balance sheet date until the date of this report.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm, John Scrudato, CPA, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began

Gilbert Steedley	48	Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Director	2013

AccelPath’s executive officers are appointed by, and serve at the discretion of, the Board. There are no family relationships among our officers or directors.

Gilbert Steedley has over twenty years of business development, industry research, and corporate finance experience across a diverse range of industries, including, and at the forefront, the energy industry.   He is the founder of INU, which provides small cap public/private companies with capital market intelligence.

Mr. Steedley has a close link with Wall Street operations, having served as Senior Vice President of Business Development for Able Global Partners, a New York City based merchant bank; Director of Issuer Services and a Director of Equities Business Development with the American Stock Exchange (AMEX); and Senior Research Analyst of Issuer Services with NASDAQ. In his role at AMEX, Mr. Steedley worked with clients concerning listing requirements on the exchange.

Mr. Steedley received a Bachelor of Science in Finance degree from Mercy College, New York and a Master of Business Administration degree from Delaware State University, Delaware.  In addition, he attended an Executive Education Program in Oil and Gas Investing at SMU-COX, Texas.  He has produced articles on investment styles and strategies that were published in Forbes Magazine.

Mr. Steedley has served on several boards of directors including oil and gas companies.

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

Director Independence

For the fiscal year ended June 30, 2013, the Board determined that Mr. Steedley, as defined by NASDAQ Rule 5605(a)(2),  is not deemed to be an independent director under such standard.

Committees of the Board of Directors

In March 2111, the Board created three standing committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.   Currently, the full Board is serving the functions of the Compensation Committee and the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee does not operate under a charter and does not have a policy with regard to the consideration of any director candidates recommended by security holders.  The Board has determined that it is appropriate to not have such a policy given our size and stockholder base.  The Compensation Committee does not operate under a charter and the full Board, serving the function of the Compensation Committee, has collective responsibility for determining and approving the compensation of AccelPath’s executive officers.  The Audit Committee does not operate under a charter and we do not have an audit committee financial expert. Until such time as another independent director, who also qualifies as an audit committee financial expert, is elected to the Board, the Audit Committee has been disbanded and the full Board serves the functions of the Audit Committee.  Given the Company’s current board size, the limited number of independent directors and the Company’s resources, the Board has determined that it is best for the full Board to collectively address matters regarding compensation, nominations, corporate governance and audit.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation:  The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2013 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Gilbert Steedley(1)	2013	-	-	-	-	-	-
Chief Executive Officer, Chief	2012	-	-	-	-	-	-
Financial Officer,Secretary

Shekhar Wadekar (2)	2013	10.,000	-	-	-	-	10,000
Former Chief Executive Officer	2012	120,000 (2)	-	-	355,298 (3)	-	475,298

Bruce Warwick (3)	2013	-	-	-	-	-	70,078
Principal Financial Officer	2012	30,600 (3)	-	-	39,478 (5)	-	70,078

(1)

On June 21, 2013 Gil Steedley, was named director of the Corporation to serve until the next the annual meeting of stockholders of the Corporation. On the same date Gil Steedley was named Interim President, Chief Executive Officer, Chief Financial Officer and Secretary of the Corporation. The Corporation has agreed to pay Mr. Steedley $5,000 per month for so long as he is serving in such capacities for the Corporation.  As of June 30, 2013, no monies were dispensed to Mr. Steedley

(2)

On March 4, 2011, Mr. Wadekar was appointed President and Chief Executive Officer of Technest and Mr. Warwick was appointed Principal Financial Officer. Mr. Wadekar was paid at an annual rate of $120,000. The amount in the table represents four months of his annual salary.  On June 21, 2013, Mr. Shekhar Wadekar resigned as Director, President, Chief Executive Officer and Secretary of AccelPath, Inc. (the “Company”). This resignation was not the result of any disputes, claims or issues with the Company.

(3)

Mr. Warwick had been working for the Company on a part-time basis.  Mr. Warwick is no longer affiliated with the Company

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares Or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (j)
Shekhar Wadekar	5,940,000	–	12,060,000(1)	0.065	4/5/2021	–	–	–	–
Bruce Warwick	660,000	–	1,340,000(2)	0.065	4/5/2021	–	–	–	–

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

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	46,690,000	$.062	3,810,000
Restricted stock awards	2,500,000	$—
Equity compensation plans not approved by security holders (2)	—	—	111,845

Total	46,690,000	$.062	6,421,845

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company with respect to the beneficial ownership of our common stock as of March 21, 2014, unless otherwise noted, by:

•

each stockholder known to own beneficially more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers; and

•

all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities.  Shares relating to options or warrants currently exercisable, or exercisable within 60 days of March 21, 2014, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Percentage of ownership is based on 992,549,379 shares of common stock outstanding on October 1, 2012. Except as indicated by footnote and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o AccelPath, Inc.850 3rd Avenue, Suite 16C, NYC, NY  10023.

	Number of Shares of Common Stock Beneficially Owned
Beneficial Owner of 5% or more	Shares	Percent
Gilbert Steedley	506,091,003	51.0%

(1)

Mr Steedley’s ownership represents his ownership of the Series H Preferred Stock. Mr,. Steedley acquired his ownership via a transfer from Mr. Wadekar on March 21, 2014

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Steedley is not deemed to be an independent director pursuant to SEC regulations

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 13, 2012, the Company dismissed Wolf & Company, P.C., as its independent accountant, effective as of August 10, 2012. On August 10, 2012, the Company engaged MaloneBailey, LLP as its independent accountant to audit its financial statements for the fiscal year ending June 30, 2012.  On January 6, 2014, the Company dismissed MaloneBailey, LLP, as its independent accountant, effective as of that date. On January 6, 2014, the Company engaged John Scrudato CPAs as its independent accountant to audit its financial statements for the fiscal year ending June 30, 2013.

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by MaloneBailey, LLP for the audit of our financial statements as of and for the year ended June 30, 2012 were $35,000.  The aggregate audit fees billed for professional services rendered by Wolf & Company, P.C. (the prior independent registered public accounting firm) for the audit of our financial statements as of and for the years ended June 30, 2012 were $-0- and $114,350, respectively.

Tax Fees. The aggregate tax fees billed for professional services by Wolf & Company, P.C. as of and for the years ended June 30, 2013 and 2012 were $ and $3,400, respectively.  The tax fees include fees for the preparation of federal and state income tax returns.

All Other Fees.  No other fees were billed by MaloneBailey, LLP or John Scrudato CPAs during the year ended June 30, 2013  No other fees were billed by Wolf & Company, P.C. during the years ended June 30, 2012.

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

Item 15.  Exhibits.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada			January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012			February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012			February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012		May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012		September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012		September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006		February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006		February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and InvestorPartners, LP		September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K		10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K		10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K		10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB		10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and InvestorPartners II, LP	8-K	10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K	10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.7

10.25	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011	8-K	10.1

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	10.3

10.28	Promissory Note dated February 10, 2012 payable to InvestorPartners II, LP	10-Q	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian	8-K	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King		10-Q	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King		10-Q	10.2

10.33	Subscription Agreement by and among the Company and Investor, dated July 18, 2012		8-K	10.1

10.34	Exchange Agreement, by and among the Company and Investor, dated July 18, 2012		8-K	10.2

10.35	Convertible Note issued in favor of Investor, dated July 18, 2012		8-K	10.3

10.36	Exchange Note issued in favor of Investor, dated July 18, 2012		8-K	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein		8-K	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy		8-K	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012		8-K	10.4
	payable to Mr. Friesen

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

ACCELPATH, INC.

By:	/s/ Gilbert Steedley
Gilbert Steedley,
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilbert Steedley	President, Chief Executive Officer and	March 21, 2014
Gilbert Steedley	Director

Exhibit Index

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada			January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012			February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012		February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012		May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012		September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012		September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006		February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006		February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and InvestorPartners, LP		September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K		10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K		10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K		10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and InvestorPartners II, LP	8-K	10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K	10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.7

10.25	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011	8-K	10.1

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	10.3

10.28	Promissory Note dated February 10, 2012 payable to InvestorPartners II, LP	10-Q	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian		8-K	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King		10-Q	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King		10-Q	10.2

10.33	Subscription Agreement by and among the Company and Investor, dated July 18, 2012		8-K	10.1

10.34	Exchange Agreement, by and among the Company and Investor, dated July 18, 2012		8-K	10.2

10.35	Convertible Note issued in favor of Investor, dated July 18, 2012		8-K	10.3

10.36	Exchange Note issued in favor of Investor, dated July 18, 2012		8-K	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein		8-K	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy		8-K	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012		8-K	10.4
	payable to Mr. Friesen

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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