Form 10-K/A
period 2013-06-30
AccelPath, Inc.
filed 2014-03-24
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference:  None

ACCELPATH (Formerly - TECHNEST HOLDINGS, INC.)

FORM 10-K

TABLE OF CONTENTS

June 30, 2013

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the year ended June  30, 2013 (the “Original Annual Report”) for the following reasons: a) We inadvertently omitted from our Original Annual Report filed on March 21, 2014 a detail of  Changes in Stockholders Equity for the period from June 30, 2011 through June 30, 2012, b) we corrected Footnote 10., Net Loss per Share, to correctly reflect the sources of potentially dilutive securities which had been mislabeled on our original filing, and c) we incorrectly included a consent from our predecessor auditor in Exhibit 23.2. This was included by mistake and has been taken out of this filing.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report.

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

In addition, stock-based compensation expense of $526,113 and $494,989 was recognized during the years ended June 30, 2013 and 2012, respectively.   There was another $60,000 in expense for the issuance of Series H Preferred stock issued to our Chief Executive Officer.  See Footnote 7 for more detail.

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

Management believes that if the Investor purchases a sufficient amount of our common stock then the Company will have sufficient sources of liquidity to satisfy its obligations for at least the next 12 months.  In addition, management continues to explore other alternatives for raising additional capital through both debt and equity transactions.  If the Company is not successful in selling a sufficient amount of its common stock or raising capital from alternative sources, then its expansion plans and software development efforts would need to be curtailed.

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

Risks Related To “Controlled Companies”

Our largest stockholder has significant influence over the Company.

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

Item 8.  Financial Statements

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
AccelPath, Inc. and Subsidiaries
Years ended June 30, 2013 and 2012
Reports of Independent Registered Public Accounting Firms	F-2, F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Deficit	F-6
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

For the Years Ended June 30, 2013 and 2012

(Audited)

	For the Years Ended June 30
	2013	2012

Revenues	$334,616	$594,328

Cost of Revenues	0	272,175

Gross Profits	334,616	322,153
Operating Expenses
Selling General and Administrative Expenses	2,024,945	2,125,233
Write-off of Fixed assets	0	0
Amortization of customer contracts	0	175,000
Goodwill Impairment loss	0	48,158
Customer contracts impairment loss	0	116,668
Total Operating Expenses	2,024,945	2,465,059

Operating Loss	(1,690,329)	(2,142,906)

Other Income (Expense)
Interest expense	(178,386)	(36,872)
Loss on Terminated Acquisition	(30,648)
Loss on Conversion of Debt	(138,390)
Technology licensing Income	43,586	126,157

Total Other (Expense) - net	(303,838)	89,285

Net Income (Loss) before Income tax expense/(benefit)	(1,994,167)	(2,053,621)

Income tax expense (benefit)	0	0

Net loss	(1,994,167)	(2,053,621)

Net loss Attributable to Non-Controlling Interest	17,475	(2,689)

Net loss Attributable to AccelPath, Inc.	(1,976,692)	(2,056,310)

Deemed and cash dividends to Preferred Stockholders	(365,617)	(13,360)

Net loss applicable to Common shareholders	$(2,342,309)	$(2,069,670)

Net loss per common share - basic and diluted	($0.009)	($0.017)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	231,559,450	121,455,672

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Stockholders’ Equity (Deficit)

									Non-Controlling Interest in Subsidiary ($)	Total Stockholders' Equity (Deficit) ($)
		Preferred stock			Common Stock		Additional Paid-In Capital ($)	Accumulated Deficit ($)
	Series E ($)	Series F ($)	Series G ($)	Series H ($)	Shares	Amount ($)

Balance, June 30, 2011	300,000	-	-	-	120,279,296	120,279	2,917,952	(3,437,130)	(187,291)	(286,190)

Sale of Common stock	-	-	-	-	1,047,634	1,048	33,592	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	2,251,390	2,251	97,749	-	-	0

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	0	0	0	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	236,809,509	236,810	53,111	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	(3,204,498)	(3,204)	3,204	-	-	-

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	360,385,085	360,385	4,372,168	(7,470,132)	(202,077)	(2,749,656)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Audited)

	Years Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,994,167)	$(2,053,621)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Stock based compensation	526,113	494,989
Issuance of Series H preferred stock	60,000	-
Depreciation and amortization of property and equipment	14,956	4,424
Amortization of note payable discount	119,590	15,360
Amortization of customer contracts	-	175,000
Goodwill impairment loss	-	48,158
Customer contract impairment loss	-	116,668
Interest expense converted into common stock	1,692	-
Warrants issued for extension of note payable	13,990	-
Restricted stock award expense	20,833	29,167
Loss on conversion of debt	138,390	-
Liability for common stock to be issued	(12,091)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	40,942	178,552
(Increase) decrease in Deposits and prepaid expenses	2,000	72,862
Increase (decrease) in accounts payable	(10,311)	211,713
Increase (decrease) in Accrued Expenses and other liabilities	543,158	17,426
Increase (decrease) in Accrued compensation	140,207	121,348
Increase (decrease) in Accrued income taxes	-	(256,710)
Liabilities related to discontinued operations	(638,308)	(407,066)
Net cash provided by (used in) operating activities	(1,033,007)	(1,231,730)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from assets related to discontinued operations	-	5,000,000
Payment of contingent value rights payable	-	(3,390,000)
Eliminations of restrictions on cash	638,304	(638,304)
Purchase of property and equipment	(28,200)	(47,600)
Net cash used in investing activities	610,104	924,096

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	311,700	264,300
Principal paid on notes payable	-	(25,500)
Proceeds from issuance of Series F preferred stock	90,000	-
Proceeds from issuance of common stock	6,000	34,640
Net cash provided by financing activities	407,700	273,440

Net (Decrease) in Cash	(15,203)	(34,194)
Cash - Beginning of Period/Year	16,404	50,598

Cash - End of Period/Year	$1,201	$16,404

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$10,154
Income Taxes	$-	$256,710

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$15,000	$49,005
Deferred financing costs charged to additional paid in capital	$-	$36,000
Preferred Stock- Series E converted to common stock	$-	$100,000
Cash dividend accrued on Preferred Stock-Series E	$5,239	$13,360

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

See reports of independent registered public accounting firms.

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

See reports of independent registered public accounting firms.

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

The Series H Preferred Stock was valued at $60,000 based upon the market capitalization at the Balance sheet date and was expensed to Selling General and Adminsitrative Expenses

On March 21, 2014, ownership of the Series H Preferred was transferred to Mr. Steedley, our Chief Executive Officer.

8.  COMMON STOCK ISSUANCES AND REPURCHASES

During the year, the Company issued 236,805,509 shares for the repurchase of  approximately $100,000 in debt.

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

10.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2013 and 2012 consist of the following:

	Shares Potentially Issuable
	2013	2012
Series E Convertible Preferred Stock	2,251,391	4,502,783
Series F Convertible Preferred Stock	45,000,000	0
Series G Convertible Preferred Stock	-0-	0
Series H Convertible Preferred Stock	254,248,719	0
Convertible notes payable	332,000,000	20,000,000
Stock options	46,690,000	46,690,000
Restricted stock award	2,500,000	2,500,000
Warrants	2,650,000	2,075,000
Total	685,335,110	75,767,783

See reports of independent registered public accounting firms.

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

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2013 and 2012 due to the following:

	2013	2012
Computed “expected” tax benefit	(35)%	(35)%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3)	(3)%

Goodwill impairment and other permanent differences	(9)%	(9)%
Increase in the valuation reserve	47	47%
	0%	0%

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company with respect to the beneficial ownership of our common stock as of March 24, 2014, unless otherwise noted, by:

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2014.

ACCELPATH, INC.

By:	/s/ Gilbert Steedley
Gilbert Steedley,
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilbert Steedley	President, Chief Executive Officer and	March 24, 2014
Gilbert Steedley	Director

Exhibit Index

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada			January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012			February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012		February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012		May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012		September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012		September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005		February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan		March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006		October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006		February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006		February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and InvestorPartners, LP		September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.		December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K		10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K		10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K		10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB	10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB	10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K	10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q	10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and InvestorPartners II, LP	8-K	10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K	10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q	10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K	10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K	10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K	10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.7

10.25	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011	8-K	10.1

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	10.3

10.28	Promissory Note dated February 10, 2012 payable to InvestorPartners II, LP	10-Q	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian		8-K	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King		10-Q	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King		10-Q	10.2

10.33	Subscription Agreement by and among the Company and Investor, dated July 18, 2012		8-K	10.1

10.34	Exchange Agreement, by and among the Company and Investor, dated July 18, 2012		8-K	10.2

10.35	Convertible Note issued in favor of Investor, dated July 18, 2012		8-K	10.3

10.36	Exchange Note issued in favor of Investor, dated July 18, 2012		8-K	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein		8-K	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy		8-K	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012		8-K	10.4
	payable to Mr. Friesen

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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