Form 10-Q
period 2013-09-30
AccelPath, Inc.
filed 2014-03-31
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

OR

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

850 3rd Avenue, Suite 16c, NYC, NY 10022

(Address of principal executive offices and zip code)

(212) 994-9875

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

As of March 31, 2014, there were 992,549,379 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2013

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2, TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR   ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2013, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

(A Development Stage Company)

Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)

Current assets
Cash and cash equivalents	$4,810	$1,201
Total current assets	4,810	1,201

Property and equipment – net	73,939	78,719

Total assets	$78,749	$79,920

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses and other current liabilities	790,697	759,702
Accrued compensation	306,555	306,555
Current portion of notes payable- net of discounts of $69,057 and $12,218 at September 30, 2013 and June 30, 2013 , respectively	564,251	384,785
Total current liabilities	2,923,082	2,712,621

Long-term portion of notes payable- net of discounts of $28,092 and $31,400 at September 30, 2013 and June 30, 2013 , respectively	106,908	116,954
Total Liabilities	3,029,990	2,829,575

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- and 100 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively (preference in liquidation at September 30, 2013 and June 30, 2013 of $-0- and $115,239 respectively	-	100,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at September 30, 2013	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at September 30, 2013	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at September 30, 2013 and June 30, 2013	-	-
Common stock, $0.001 par value, 995,000,000 shares authorized;384,566,827 and 360,385,085 issued and outstanding at September 30, 2013 and June 30, 2012, respectively	384,567	360,385
Additional paid-in capital	4,597,639	4,372,168
Accumulated Deficit	(7,821,371)	(7,470,132)
Total stockholders' (deficit) of AccelPath, Inc.	(2,749,165)	(2,547,579)
Non-Controlling interest	(202,077)	(202,077)
Total stockholders' (deficit)	(2,951,242)	(2,749,656)

Total liabilities and stockholders' (deficit)	$78,749	$79,919

Consolidated Statements of Operations

For the Three Months Ended September 30, 2013

(Unaudited)

	Three Months Ended September 30 31,
	2013	2012

Revenues	$54,000	$63,298

Cost of Revenues	-	2,642

Gross Profits	54,000	60,656
Operating Expenses
Selling General and Administrative Expenses	345,517	530,629
Amortization of customer contracts	-	21,042

Total Operating Expenses	345,517	551,671

Operating Loss	(291,517)	(491,015)

Other Income (Expense)
Interest expense	(66,223)	(67,086)
Bargain Purchase gain		921,005
Technology licensing Income	6,501	10,240

Total Other (Expense) - net	(59,722)	864,159

Net Income (Loss)	(351,239)	373,144

Net income (Loss) attributable to non-controlling interest	-	15,693

Net Income (Loss) Accelpath, Inc.	(351,239)	388,837

Deemed and cash dividends to Preferred Stockholders	(1,139)	(361,528)

Net loss applicable to Common shareholders	$(352,378)	$27,309

Net loss per common share - basic and diluted	$(0.001)	$0.003

Weighted average number of common shares outstanding
during the period/year - basic and diluted	378,521,392	126,617,790

Consolidated Statements of Stockholders Equity (Deficit)

									Non-Controlling Interest in Subsidiary ($)	Total Stockholders' Equity (Deficit) ($)
		Preferred stock			Common Stock		Additional Paid-In Capital ($)	Accumulated Deficit ($)
	Series E ($)	Series F ($)	Series G ($)	Series H ($)	Shares	Amount ($)

Balance, June 30, 2011	300,000	-	-	-	120,279,296	120,279	2,917,952	(3,437,130)	(187,291)	(286,190)

Sale of Common stock	-	-	-	-	1,047,634	1,048	33,592	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	2,251,390	2,251	97,749	-	-	-

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	-	-	-	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	236,809,509	236,810	53,111	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	(3,204,498)	(3,204)	3,204	-	-	-

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	360,385,085	360,385	4,372,168	(7,470,132)	(202,077)	(2,749,656)

Shares issued for debt converted in prior quarter	-	-	-	-	24,181,742	24,182	(12,091)	-	-	12,091

Beneficial conversion feature on notes payable	-	-	-	-	-	-	105,000	-	-	105,000

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	(1,139)	-	-	(1,139)

Stock-based compensation	-	-	-	-	-	-	133,701	-	-	133,701

Net loss	-	-	-	-	-	-	-	(351,239)	-	(351,239)

Balance-September 30, 2013	-	90,000	-	-	384,566,827	384,567	4,597,639	(7,821,371)	(202,077)	(2,951,242)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(351,239)	$373,144
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Share based payments
Stock based compensation	133,701	189,128
Depreciation and amortization of property and equipment	4,780	4,722
Amortization of note payable discount	54,964	48,283
Amortization of customer contracts	-	21,042
Restricted Stock Award Expense	-	20,833
Bargain Purchase Option	-	(921,005)
Amortization of Original Issue Discount	174	-
Accrued dividends converted to notes payable	13,143	-
Reduction in liabilities for issuance of common stock	12,091	-
Fair value of comnmon stock issued under ESA	-	-
Changes in operating assets and liabilities:
Decrease (Increase) in Deposits, prepaid expenses and other assets	-	104,601
Increase (decrease) in accounts payable	-	(15,939)
Increase (decrease) in Accrued Expenses and other liabilities	30,995	38,816
Increase in Accrued compensation	-	6,040
Net cash provided by (used in) operating activities	(101,391)	(130,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	-	(500)
Cash distribution to former Digipath member	-	(96,662)
Purchase of property and equipment	-	(14,100)
Net cash used in investing activities	-	(111,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	105,000	137,000
Proceeds from issuance of Series F Preferred stock	-	90,000
Proceeds from issuance of common stock	-	6,000
Net cash provided by financing activities	105,000	233,000

Net (Decrease) in Cash	3,609	(8,597)
Cash - Beginning of Period/Year	1,201	16,404

Cash - End of Period/Year	$4,810	$7,807

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$7,015
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$15,000	$1,979
Fair value of beneficial conversion feature on notes payable	$105,000	$99,889
Notes payable and accrued interest converted to common stock		$35,347
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $14,282 and $5,834, respectively for September 30, 2013 and September 30, 2012	$114,282	$105,834
Cash dividend accrued on Preferred Stock-Series E	$1,138	$1,528

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2011

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

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Reddy was canceled.  The Company also recognized a loss on the terminated acquisition of $30,648 for the three months ended September 30, 2013.

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. Consequently, the Company should not have presented consolidated financial statements in the September 30, 2012 SEC filing on Form 10-Q, and therefore, the accounting and reporting was an error. As a result, the Company’s financial statements for the three months ended September 30, 2013 do not include any of the acquisition entries or the consolidation of Digipath’s results for such period.  In addition, the Company evaluated the materiality of the impact of the consolidation in the Company’s financial statements for the three months ended September 30, 2012 (reflecting DigiPath’s assets and liabilities at such date and its operating results for the period from September 18, 2012 through September 30, 2012) and determined that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 will be amended accordingly. There was no impact to any other period previously reported.

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, and its 49% owned subsidiary Technest.  Technest became inactive in the three months ending September 30, 2013.  Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated a third party owns 5%.  Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $352,378 for the three months ended September 30, 2013 and net income applicable to common shareholders of $27,309 for the three months  ended September 30, 2012.  Further, the Company had a working capital deficit of $2,918,272 and a stockholders’ deficit of $2,749,165 at September 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.  NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	September 30, 2013	June 30, 2013
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	13,000	13,000
Note payable – Former Chief Executive Officer	5,000	5,000
Convertible notes payable	718,259	497,308
Total	768,309	545,358
Convertible notes payable, discount	(97,150	(43,619)
Total, net of discount	671,159	501,739
Less current portion	564,251	384,785
Long-term debt	$106,908	$116,954

Maturities of notes payable for the years ending June 30, 2014 and 2015 are $633,309 and $135,000, respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At September 30, 2013, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  At September 30, 2013, AccelPath has accrued but not made the $2,250 of consulting payments due for August through October 2011.  Consulting expense for the three and three months ended September 30, 2013 was $750 and $3,000, respectively.

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012.  The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended September 30, 2012, the Company borrowed $15,000 from a stockholder.  On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder. The balance of this note is payable on demand and accrues interest at 0.19% per annum. On October 1, 2012, the Company borrowed $100,000 from a stockholder.  The loan will be repaid with three monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

During the three months ended September 30, 2012, the Company borrowed $5,000 from our Chief Executive Officer.  During the three months ended September 30, 2013, the Company borrowed an additional $34,700 from our Chief Executive Officer.  The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from a third party under a promissory note which matured on August 31, 2012.  The note bears interest at 8% per annum and includes a redemption premium of $6,000 due on the maturity date.  The redemption premium is being accrued over the term of the note as additional interest.

On February 10, 2012, the Company borrowed $50,000 from a a third party.  The Company repaid $5,000 of the note on March 12, 2012.  The convertible promissory note bears interest at 5% per annum and matured on August 10, 2012.  The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date.  The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share.  The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note.  The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values.  On October 2, 2012, the Company entered into an amendment to the agreement to extend the maturity date to November 10, 2012 in exchange for a payment of $2,000 and the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.01 per share.  The Company evaluated the modification of the note and determined that it did not qualify as a debt extinguishment.  Consequently, the $3,431 fair value of the warrant was recognized as an additional debt discount and fully amortized to interest expense during the three months ended September 30, 2013.  The $2,000 payment was made in January 2013.

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

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note.  During the three months ended September 30, 2013, a third party converted the entire principal value of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On July 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on January 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On August 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on February 28, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on March 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 5, 2013, an Investor advanced the Company $15,000 in a Promissory Note.  The Promissory Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $17,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.  At September 30, 2013, the bl;ance of the note with the OID accrued was $15,174.

On September 20, 2013, an Investor exchanged its remaining interest,$100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282.  The Secured Note matures on September 30, 2014 and has an interest rate of five percent.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $66,223 and $10,443 for the three months ended September 30, 2013 and 2012, respectively.

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

4.  PREFERRED STOCK

Series E

During the current quarter, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above)  As of September 30, 2013, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding.   The Company accrued cash dividends payable on the Series E Preferred of$1,138 and $1,528 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2012, there was also a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature. Accrued dividends payable of $-0- and $13,143 are included in accrued expenses and other current liabilities at September 30, 2013 and June 30, 2013, respectively.

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

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company.  The 90 shares of Series F Preferred are currently convertible into 45,000,000 shares of common stock. The Company determined that there was a beneficial conversion feature of $360,000 for the issuance of the 90 shares of Series F Preferred Stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  This resulted in a deemed dividend in the amount of $360,000 for the three months ended September 30, 2013.

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000.  The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02.

The Company also evaluated the terms of the convertible preferred stock under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815-15 and determined that these instruments do not require derivative accounting treatment and do not qualify for mezzathree presentation in the consolidated balance sheets.

Series H

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

At September 30, 2013, the Series H Preferred was convertible into 196,086,780 shares of common stock.

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

During the quarter, the only shares of common stock that were issued were for debt converted in the prior quarter but issued this quarter.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of September 30, 2013 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	—	—
Expected term	4.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of September 30, 2013 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—	—	—
Outstanding at September 30, 2013	46,930,000	$0.062	7.59years	$—
Exercisable at September 30, 2013	16,843,000	$0.057	7.59 years	$—

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

Stock-based compensation expense for options for the three months ended September 30, 2013 and 2012 was $133,508 and $_____, respectively.. At September 30, 2013, unrecognized total compensation cost related to all unvested awards of $299,490 is expected to be recognized over a weighted average period of .81 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 2,500,000 shares of common stock to a consultant for services to be rendered with 1,250,000 shares vesting on June 15, 2012 and 1,250,000 shares vesting on September 15, 2012.  Consulting expense recorded for the restricted stock award was $20,833 for the three months ended September 30, 2013.

At September 30, 2013 there were 6,570,000 shares reserved for future grants.

Warrants

No warrants were exercised during the three months ended September 30, 2013.    During the three months ended September 30, 2013, the Company issued 570,000 warrants in connection with convertible notes payable (see Note 3).  The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years. The Company has reserved 2,645,000 shares of common stock for the exercise of outstanding warrants.  The following table summarizes the warrants outstanding at September 30, 2013:

Exercise price	Number	Expiration Date
$5.85	75,000	08/03/2013
0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
0.01	20,000	08/15/2017
0.01	50,000	08/20/2017
0.01	250,000	09/14/2017
0.01	250,000	10/02/2017
	2,645,000

The weighted average grant date fair value of the warrants granted during the three months ended September 30, 2013 was $0.0095 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the three months ended September 30, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  244.07% - 248.52%.  The weighted average remaining life of the warrants at September 30, 2013 was 4.19 years.  At September 30, 2013, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of September 30, 2013, the Company has 111,845 shares available for future grant under the Plan.

7.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of September 30, 2013 and 2012, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and three months ended September 30, 2013 and 2011 consist of the following:

redo

	Shares Potentially Issuable
	September 30, 2013	June 30, 2013
Series E Convertible Preferred Stock	-	2,251,391
Series F Convertible Preferred Stock	45,000,000	45,000,000
Series G Convertible Preferred Stock	-	-
Series H Convertible Preferred Stock	196,086,780	183,756,751
Convertible notes payable	1,824,818,889	332,000,000
Stock options	46,690,000	46,690,000
Restricted stock award	2,500,000	2,500,000
Warrants	2,650,000	2,650,000
Total	2,117,740,669	614,843,142

8.  COMMITMENTS AND CONTINGENCIES

Operating Lease

Currently, the Company rents space at 850 3rd Avenue in New York City on a month-to-month basis.  Monthly rent approximates $2,000.  There are no future minimum lease rental payments.

On December 7, 2011, the Company entered into a one-year lease for 1,957 square feet in Gaithersburg, Maryland which expires on September 30, 2013.  On November 16, 2012, the Company extended the lease for one year.  Monthly lease amounts for this facility in 2013 total approximately $2,018 including monthly operating expense charges of $781.

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note.  Through September 30, 2013, the Company has incurred $90,000 in expenses. See Footnote 3 for details on the Notes

9.  EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company also contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution.  Contributions and other costs of the plan for the three months ended September 30, 2013 and 2011 were $1,632 and $3,843, respectively. Contributions and other costs of the plan for the three months ended September 30, 2013 and 2011 were $4,061 and $12,150, respectively.

10.  OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting.  The government contracting segment became inactive during the three months ended September 30, 2013.  Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments.  Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended September 30, 2013
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$54,000	$-	$-	$54,000
Operating loss	(24,974)	(478)	(266,064)	(291,517)
Other income	6,501	-	-	6,501
Interest expense	-	-	66,223	66,223
Depreciation and amortization	4,302	478	-	4,780
Expenditure for long-lived assets, including intangibles	-	-	-	-
Total Assets at September 30, 2013	72,355	6,394	-	78,749

	Three Months Ended September 30, 2012
	Medical Diagnostics	Government Contracting	Unallocated		Total
Revenues	$63,298	$-	$-		$63,298
Operating loss	(52,079)	(205,034)	(233,99	2)	(491,015)
Other income	-	10,240	921,005		931,245
Interest expense	9,739	57,347	-		67,086
Depreciation and amortization	25,764	-	-		25,764
Expenditure for long-lived assets, including intangibles	14,100	-	-		14,100
Total Assets at September 30, 2012	2,936,303	6,394	638,304		3,581,001

11.  SUBSEQUENT EVENTS

Issuance of Debt

Subsequent to the Balance sheet date, the company issued the following debt:

On October 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on April 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On November 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on May 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On December 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on June 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On January 1, 2014, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on July 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On February 1, 2014, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on August 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On February 28, 2013, an Investor advanced the Company $5,000 in a Promissory Note.  The Promissory Note matures on March 31, 201,has an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $5,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

On March 1, 2014, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on September 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Conversion of debt

From the balance sheet date until the date of this report, the Company converted $103,600 of debt, $1,954 of accrued interest, $1,925 of legal fees into 517,195,217 shares of common stock

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and three months ended September 30, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense.  During the three months ended September 30, 2013, the Technest business became inactive.

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

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. As a result, the Company’s financial statements for the three months ended September 30, 2013 do not include the consolidation of Digipath’s results for such period

Name Change and Domicile Change

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared with the three and three months ended September 30, 2012

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

Revenues

The Company had $54,000 in revenues during the three months ended September 30, 2013 compared with $63,298 in revenues during the three months ended September 30, 2012.  Revenues for the three months ended September 30, 2013 consisted of $54,000 of revenues generated from medical diagnostic services provided by AccelPath, and no revenues generated by Technest.  Revenues for the three months ended September 30, 2012 consisted of $63,298 of revenues generated by medical diagnostic services provided by AccelPath and $-0- of revenues generated by Technest.  The $9,298 decrease in medical diagnostic revenues is due to reduced activity.  Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the three months ended September 30, 2012.

Gross profit

The gross profit for the three months ended September 30, 2013 was $54,000 or 100% of revenues compared to a gross profit of $60,656 or 96% of revenues for the three months ended September 30, 2012.  The $6,656 decrease in gross profit was primarily due to reduced medical diagnostic services revenue in the current period.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 were $345,517 compared to $530,629 for the three months ended September 30, 2012, a decrease of $185,112.  During the three months ended September 30, 2013 and 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the three months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $133,700 and $189,128, respectively, an increase of $55,428.  The remaining decrease of $240,540 was primarily due to decreases at our Technest subsidiary due to the winding down of operations.

Amortization of customer contracts

Amortization of intangible assets for the three months ended September 30, 2013 was $0 compared to $21,042 of amortization expense for the three months ended September 30, 2012.  Amortization expense for the three months ended September 30, 2012 consists of amortization of the Technest customer contracts recorded in the March 4, 2011 reverse acquisition.

Operating loss

The operating loss for the three months ended September 30, 2013 was $291,517 compared with $491,015 for the three months ended September 30, 2012.  The $334,157 decrease in the operating loss is primarily due to the $246,050 decrease in selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $(59,722) for the three months ended September 30, 2013 compared to $864,159 for the three months ended September 30, 2012.  During the three months ended September 30, 2013, the Company had $66,223 in interest expense on notes payable, which was partially offset by $6,501 in technology licensing income.  During the three months ended September 30, 2012, the Company had a bargain purchase gain of $921,005,and technology licensing income of $10,240.  This was partially offset by $67,086 in interest expense on notes payable.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended September 30, 2013 was $352,378 in comparison with a net gain of $27,309 applicable to common shareholders for the three months ended September 30, 2012.  The net loss per share was $0.001 per share for the three months ended September 30, 2013 and $0.003 per share for the three months ended September 30, 2012.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2013 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.  Included in the net loss applicable to common shareholders for the three months ended September 30, 2012 are accrued cash dividends of $1,528 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2013, the Company had a working capital deficit of $2,918,272 compared to a working capital deficit of $2,711,419 at June 30, 2013.  The $206,853 decrease in working capital is due primarily to the operating loss incurred by the Company during the three months ended September 30, 2013.   Our primary source of operating cash flows to date has been from financing activities.  During the three months ended September 30, 2013, we received $105,000 from the issuance of notes payable.  During the three months ended September 30, 2012, we received proceeds of $137,000 from the issuance of debt, $90,000 from the issuance of Series F Preferred stock and $6,000 from the sale of common stock  Cash used by operating activities was $101,391 for the three months ended September 30, 2013 versus $130,335 for the three months ended September 30, 2012.  Our primary uses of operating cash were for, compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the three months ended September 30, 2013 and the year ended June 30, 2013, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

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

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013.  a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price.  During the three months ended September 30, 2013, a third party converted $68,315 of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On October 1, 2012, the Company entered into a loan agreement and a promissory note to borrow $100,000 from a stockholder.  The loan will be repaid with three monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

On March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party Partners II, LP where a third party committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012 and a post-effective amendment was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase shares of common stock under the Equity Purchase Agreement is delivered.  During the year ended June 30, 2012, the Company received proceeds of $34,640 for the sale of 1,047,634 shares of common stock under the Equity Purchase Agreement.  During the three months ended September 30, 2013, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock under the Equity Purchase Agreement.

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

On July 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on January 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On August 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on February 28, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on March 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 5, 2013, an Investor advanced the Company $15,000 in a Promissory Note.  The Promissory Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $17,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

On September 20, 2013, an Investor exchanged its remaining interest,$100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282.  The Secured Note matures on September 30, 2014 and has an interest rate of five percent.    Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

COMMITMENTS AND CONTINGENCIES

Facilities

Technest currently leases office space at 850 3rd Avenue in NYC, NY on a month-to-month basis  Monthly lease amounts for this facility total approximately $2,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2013, the Company had warrants outstanding for the purchase of 2,645,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of September 30, 2013, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2013. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of September 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2013, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 and June 30, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of  March 31, 2013, Gilbert Steedley, the Company’s Chief Executive Officer owned all of our Series H Preferred stock. Each share of Series H Preferred has the equivalent of 4,985,269 votes of Common Stock (based upon the outstanding number of shares of Common Stock issued at the time hereof).  Currently, there is one holder of Series H Preferred (the "Series H Stockholder" or the "Majority Stockholder"), holding fifty-one (51) shares of Series H Preferred, resulting in the Series H Stockholder holding in the aggregate approximately 50.9989% of the total voting power of all issued and outstanding voting capital of the Company.

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

Our stock price has been volatile.  From July 2007 to September 2013, the trading price of our common stock ranged from a low price of $0.0001 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of September 30, 2013, we had 992,549,379 outstanding shares of common stock and have reserved approximately 700,000,000 shares for future issuances upon exercise of outstanding options, conversion of preferred stock, exercise of outstanding warrants and the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

a)

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

b)

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

c)

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

d)

contains a toll-free telephone number for inquiries on disciplinary actions;

e)

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

f)

contains such other information and is in such form, including language, type, size and format, as the SEC may require by rule or regulation.

In addition, the broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

a)

bid and ask quotations for the penny stock;

b)

the compensation of the broker-dealer and its salesperson in the transaction;

c)

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

d)

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

ACCELPATH, INC.

Date: March 31, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.