Form 10-Q
period 2013-12-31
AccelPath, Inc.
filed 2014-04-03
CIK 1077800

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

(212)994-9875

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

As of April 3, 2014, there were 992,549,380 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2013

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Balance Sheets
	December 31,	June 30
	2013	2013
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,039	$1,201
Total current assets	4,039	1,201
Investment in Unconsolidated Subsidiary	1,039,074
Property and equipment - net	69,159	78,719

Total Non-current assets	169,159

Total assets	$173,198	$79,920

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses and other current liabilities	806,172	759,702
Accrued compensation	306,555	306,555
Current portion of notes payable- net of discounts of $181,629 and $12,219 at December 31, 2013 and June 30, 2013 , respectively	668,776	384,785
Total current liabilities	3,043,082	2,712,621

Long-term portion of notes payable- net of discounts of $-0- and $31,400 at December 31, 2013 and June 30, 2013 , respectively	-	116,954
Total Liabilities	3,043,082	2,829,575

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- and 100 shares issued and outstanding at December 31, 2013 and June 2013, respectively (preference in liquidation at December 31, 2013 and June 30, 2013 of $-0- and $115,239 respectively	-	100,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at December 30, 2013 and June 30, 2013	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at December 31, 2013 and June 30, 2013	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at December 31, 2013 and June 30, 2013	-	-
Preferred stock- Series I Convertible; stated value $1,000 per share; 3,500 and -0- shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively. Stated value $1,000 per share, 3,500 shares authorized	4	-
Common stock, $0.001 par value, 9,950,000,000 shares authorized;992,549,380 and 360,385,085 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	992,549	360,385
Additional paid-in capital	5,735,635	4,372,168
Accumulated Deficit	(8,546,923)	(7,470,132)
Total stockholders' (deficit) of AccelPath, Inc.	(1,728,735)	(2,547,579)
Non-Controlling interest	(202,077)	(202,077)
Total stockholders' (deficit)	(1,930,812)	(2,749,656)

Total liabilities and stockholders' (deficit)	$1,112,270	$79,919

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Consolidated Statements of Operations
For the Three Months Ended December 31, 2013
(Unaudited)

	Three Months Ended December 31,
	2013	2012

Revenues	$54,000	$136,723

Cost of Revenues	0	0

Gross Profits	54,000	136,723
Operating Expenses
Selling General and Administrative Expenses	367,007	315,320
Total Operating Expenses	367,007	315,320

Operating Loss	(313,007)	(178,597)

Other Income (Expense)
Interest expense	(101,709)	(68,543)
Loss on Conversion of Debt	(310,836)
Loss on terminated acquisition		(30,648)
Technology licensing Income	0	22,761

Total Other (Expense) – net	(412,545)	(76,430)

Net Income (Loss)	(725,552)	(255,027)

Net income (Loss) attributable to non-controlling interest	0	1,782

Net Income (Loss) Accelpath, Inc.	(725,552)	(253,245)

Deemed and cash dividends to Preferred Stockholders	0	(1,278)

Net loss applicable to Common shareholders	$(725,552)	$(254,523)

Net loss per common share - basic and diluted	($0.001)	($0.002)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	656,577,548	150,512,493

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Consolidated Statements of Operations
For the Six Months Ended December 31, 2013
(Unaudited)

	Six Months Ended December 31,
	2013	2012

Revenues	$108,000	$191,706

Cost of Revenues	0	0

Gross Profits	108,000	191,706
Operating Expenses
Selling General and Administrative Expenses	712,523	836,710
Total Operating Expenses	712,523	836,710

Operating Loss	(604,523)	(645,004)

Other Income (Expense)
Interest expense	(167,932)	(133,468)
Loss on Conversion of Debt	(310,836)
Bargain Purchase gain		(30,648)
Technology licensing Income	6,501	33,001

Total Other (Expense) - net	(472,268)	(131,115)

Net Income (Loss)	(1,076,791)	(776,119)

Net income (Loss) attributable to non-controlling interest	0	17,475

Net Income (Loss) Accelpath, Inc.	(1,076,791)	(758,644)

Deemed and cash dividends to Preferred Stockholders	(1,139)	(362,806)

Net loss applicable to Common shareholders	$(1,077,930)	$(1,121,450)

Net loss per common share - basic and diluted	($0.002)	($0.006)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	517,549,470	138,566,142

AccelPath, Inc. (Formerly Technest Holdings, inc.)
Consolidated Statements of Stockholders Equity (Deficit)

										Non-Controlling Interest in Subsidiary ($)	Total Stockholders' Equity (Deficit) ($)
		Preferred stock				Common Stock		Additional Paid-In Capital ($)	Accumulated Deficit ($)
	Series E ($)	Series F ($)	Series G ($)	Series H ($)	Series I ($)	Shares	Amount ($)

Balance, June 30, 2011	300,000	-	-	-	-	120,279,296	120,279	2,917,952	(3,437,130)	(187,291)	(286,190)

Sale of Common stock	-	-	-	-	-	1,047,634	1,048	33,592	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	-	2,251,390	2,251	97,749	-	-	0

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	-	-	-	-	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	-	236,809,509	236,810	53,111	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	-	(3,204,498)	(3,204)	3,204	-	-	-

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	-	360,385,085	360,385	4,372,168	(7,470,132)	(202,077)	(2,749,656)

Shares issued for conversion of debt	-	-	-	-	-	632,164,295	632,164	(215,867)	-	-	416,297

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	274,000	-	-	274,000

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	`	-	-	-	-	-	-	(1,139)	-	-	(1,139)

Stock-based compensation	-	-	-	-	-	-	-	267,402	-	-	267,402

Issuance of Series I Preferred	-	-	-	-	4			99,996			100,000

Net loss	-	-	-	-	-	-	-	-	(1,076,791)	-	(1,076,791)

Balance-December 31, 2013	-	90,000	-	-	4	992,549,380	992,549	5,735,635	(8,546,923)	(202,077)	(1,930,812)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,076,791)	$(776,119)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Loss from Conversion of debt	310,836	-
Stock based compensation	267,402	258,711
Depreciation and amortization of property and equipment	9,560	5,396
Amortization of note payable discount	139,486	96,898
Warrants issued for note payable extension		3,431
Restricted Stock Award Expense		20,833
Accrual of Original Issue Discount	3,214	-
Accrued interest and legal fees issued for notes	3,426	-
Accrued dividends converted to notes payable	13,143	-
Reduction in liabilities for issuance of common stock	12,091	-
Fair value of common stock issued under ESA
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable		(90,236)
Decrease (Increase) in Deposits, prepaid expenses and other assets	-	2,000
Increase (decrease) in accounts payable	-	(293)
Increase (decrease) in Accrued Expenses and other liabilities	46,471	(2,259)
Increase in Accrued compensation	-	6,040
Liabilities related to discontinued operations		(638,308)
Net cash provided by (used in) operating activities	(271,162)	(979,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	638,304

Purchase of property and equipment	-	(28,200)
Net cash used in investing activities	-	610,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	274,000	266,700
Proceeds from issuance of Series F Preferred stock	-	90,000
Proceeds from issuance of common stock	-	6,000
Net cash provided by financing activities	274,000	362,700

Net Increase (Decrease) in Cash	2,838	(6,935)
Cash - Beginning of Period/Year	1,201	16,404

Cash - End of Period/Year	$4,039	$9,469

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$12,062
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	-	$1,979
Fair value of beneficial conversion feature on notes payable	$274,000	$99,889
Notes payable and accrued interest converted to common stock	91,171	$77,007
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $14,282 and $5,834, respectively for September 30, 2013 and September 30, 2012	$114,282	$105,834
Cash dividend accrued on Preferred Stock-Series E	$1,139	$2,806
Issuance of Preferred Stock- Series I for Investment in unconsolidated subsidiary	$1,039,074	$-

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”).  As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date.  The consulting and advisory services arrangement between the Company and Mr. Reddy was canceled.  The Company also recognized a loss on the terminated acquisition of $30,648 for the six months ended December 30, 2012.

Energy Innovative Products (“EIP”)

AccelPath and EIP have entered into an Agreement and Plan of Reorganization dated as of October 24, 2013, which will result in EIP becoming a wholly-owned subsidiary of AccelPath.  It is expected that the equity holders of EIP will become the holders of approximately 76% of the total outstanding capital stock, on a fully diluted basis, upon completion of the transaction.  For accounting and financial reporting purposes under Securities and Exchange Commission rules, the transaction is expected to be treated as a reverse merger.  Management of EIP will become management of AccelPath upon completion of the transaction.  A majority of the Board of Directors of the post-merger company will be represented by persons associated with EIP.

The transaction will be undertaken in two steps.  In the initial step, completed on Friday, October 25, 2013, AccelPath acquired, from EIP, shares of Common Stock of EIP representing 19% of the issued and outstanding Common Stock in return for 3,500 shares of a newly created Series I Preferred Stock of AccelPath.  The Series I Preferred Stock will be convertible 120 after the closing of the merger into 14% of AccelPath’s common stock on a fully diluted basis and is redeemable by AccelPath at its issue price plus any accrued dividends.  The transaction is intended to be a tax free merger under Section 368 (a)(1)(B) of the Internal Revenue Code and for accounting purposes, will be treated as a reverse merger.  At the final closing of the transaction AccelPath expects to change its corporate name to reflect the business operations of EIP.

Consummation of the merger is subject to usual and customary closing conditions.  In addition, the parties must satisfy several other closing conditions in order to complete the merger transaction.  AccelPath is required to undertake a recapitalization and restructuring of its equity and debt on terms satisfactory to EIP, the parties are required to obtain necessary shareholder approvals for the proposed reverse merger as may be required under state law.  Both AccelPath and EIP are required to complete audited and unaudited financial statements to allow for the filing of Form 8-K in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, and SEC rules and regulations and AccelPath must be current in its Securities and Exchange Act filings.  The parties expect to undertake a reverse stock split of the post merger company’s combined equity to be effective at the time of closing of the merger.

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly.  At December 31, the Company determined that no impairment charge was necessary.  Based upon a report of an independent valuation analyst, the Company valued its investment in EIP at $1,039,074 at December 31, 2013..

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, and its 49% owned subsidiary Technest.  Technest became inactive in the three months ending September 30, 2012.  Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development.  The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated a third party owns 5%.  Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

2.  GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,076,791 for the six months ended December 31, 2013 and a net loss applicable to common shareholders of $2,342,309 for the year ended June 30, 2013.  Further, the Company had a working capital deficit of $3,039,043 and a stockholders’ deficit of $1,930,812 at December 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.  NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	December 31, 2013	June 30, 2013
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	13,000	13,000
Convertible notes payable	805,355	500,308
Total	850,405	545,358
Convertible notes payable, discount	(181,629)	(43,619)
Total, net of discount	668,776	501,739
Less current portion	668,776	384,785
Long-term debt	$-0-	$116,954

Maturities of notes payable for the years ending June 30, 2014 and 2015 are $634,003 and $216,402 respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members.  The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000.  To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum.  At December 31, 2013, AccelPath has not paid $27,750 of principal payments due for August through October 2011.  During a default, unpaid principal bears interest at 12% per annum.  In addition, AccelPath entered into a consulting agreement with the Managing Member requiring payments of $750 per month for a period of eight months in consideration for continuing services.  Included in accrued expenses at the Balance sheet date are $2,250 of consulting payments due for August through October 2011.

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

On October 9, 2013, the Company issued a note for $79,000 for fees.  The Promissory Note matures on July 9, 2014 ,has an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $86,900, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date

On November 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on May 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

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

Beneficial Conversion Feature on Notes Payable

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

Interest Expense

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $101,709  and $68,543for the three months ended Deceember 31, 2013 and 2012, respectively. Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $167,932  and $133,468 for the six months ended December 31, 2013 and 2012, respectively.

4.  PREFERRED STOCK

Series E

During the quarter ended September 30, 2013,, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above)  As of December 31, 2013, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding.   The Company accrued cash dividends payable of $-0- and $1,278 for the three months ended December 31, 2013 and 2012, respectively.  The Company accrued cash dividends payable of $1,139 and $2,806 for the six months ended December 31, 2013 and 2012, respectively. At December 31, 2013, there are no accrued dividends payable included in accrued expenses and other current liabilities.

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

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000.  The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02.  As of December 31, 2013 and 2012, there was not Series G Convertible Preferred Stock issued and outstanding.

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

As of the Balance sheet date, the Series H Preferred is convertible into 506,091,003 shares of common stock.

Series I

The number, designation, rights, preferences and privileges of the Series I Preferred were established by the Board. The designation, rights, preferences and privileges that the Board established for the Series I Preferred is set forth in a Certificate of Designation that was filed with the Secretary of State of the State of Delaware on October 30, 2013. Among other things, the Certificate of Designation provides that the Series I may be convertible into 14% of the outstanding shares of the Company on a fully diluted basis.

As of the filing date of this report, 3,500 shares issued and outstanding of the Series I Preferred.

See Footnote 1 under Energy Innovative Products  for more detail.

5.  COMMON STOCK

On March 7, 2011, the Company entered into an Equity Purchase Agreement..  Pursuant to the Equity Purchase Agreement, a third party commited to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase. On July 19, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock pursuant to the Equity Purchase Agreement with a third party. The registration statement is no longer effective.

During the six months ended December 31, 2013, the company issued 632,164,295 shares pursuant to the conversion of debt.

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

Forfeitures.   Stock-based compensation expense is recorded only for those awards that are expected to vest.  FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option.  An annual forfeiture rate of 0% was applied to all unvested options as of December 31, 2013 which was management’s best estimate.  This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary.  Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	—	—
Expected term	3.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of December 31, 2013 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—	—	—
Outstanding at December 31, 2013	46,930,000	$0.062	7.34years	$—
Exercisable at December 31, 2013	16,843,000	$0.057	7.34 years	$—

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

At December 30, 2013 there were 6,570,000 shares reserved for future grants.

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
	2,645,000

The weighted average grant date fair value of the warrants granted during the three months ended September 30, 2013 was $0.0095 per share.  The warrants were valued using the Black-Scholes option pricing model.  The following assumptions were used for warrants issued during the three months ended September 30, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of  244.07% - 248.52%.  The weighted average remaining life of the warrants at December 31, 2013 was 3.86 years.  At December 31, 2013, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of September 30, 2013, the Company has 111,845 shares available for future grant under the Plan.

7.  NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of December 31, 2013 and 2012, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and six months ended December 30, 2013 and 2012 consist of the following:

	Shares Potentially Issuable
	December 31, 2013	June 30, 2013
Series E Convertible Preferred Stock	-0-	2,251,391
Series F Convertible Preferred Stock	45,000,000	45,000,000
Series G Convertible Preferred Stock	-0-	-0-
Series H Convertible Preferred Stock	506,091,003	183,756,751
Convertible notes payable	3,565,468,889	332,000,000
Stock options	46,690,000	46,690,000
Restricted stock award	2,500,000	2,500,000
Warrants	2,650,000	2,650,000
Total	4,168,394,892	614,843,142

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

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note.  For the three and six months ended December 31, 2013, the Company has incurred $90,000 and $180,000 in consulting expenses, respectively. See Footnote 3 for details on the Notes issued for these services.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company had contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match.  Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution.  No contributions have been made in the current fiscal year. Contributions and other costs of the plan for the three months ended December 31, 2013 were $-0-. Contributions and other costs of the plan for the six months ended December 31, 2012 were $1,632.

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

	Three Months Ended December 31, 2013
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$54,000	$-	$-	$54,000
Operating income (loss)	(9,853)	(478)	(302,676)	(313,007)
Other income (expense)	-	-	(310,836))	(310,836)
Interest expense	-	-	101,709	101,709
Depreciation and amortization	4,282	498	-	4,780
Expenditure for long-lived assets, including intangibles	-	-	-	-

Total Assets at December 31, 2013	67,282	5,916	1,039,074	1,112,272

	Three Months Ended December 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total
Revenues	$136,723	$-	$-	$136,723
Operating income (loss)	34,813	(143,827)	(69,583)	(178,597)
Other income (expense)	-	22,761	(30,648)	(7,887)
Interest expense	4,321	64,222	-	68,543
Depreciation and amortization	2,698	-	-	2,698
Expenditure for long-lived assets, including intangibles	14,100	-	-	14,100

	Six Months Ended December 31, 2013
	Medical Diagnostics	Government Contracting		Unallocated	Total
Revenues	$108,000	$-		$-	$108,000
Operating income (loss)	(34,827)	(956)		(568,740)	(604,523)
Other income (expense)	6,501	-		(310,836)	(304,335)
Interest expense	-		-	167,932	167,932
Depreciation and amortization	8,564	896		-	9,760
Expenditure for long-lived assets, including intangibles	-	-		-	-
Total Assets at December 31, 2013	67,282	5,916		1,039,074	1,112,272

	Six Months Ended December 31, 2012
	Medical Diagnostics	Government Contracting	Unallocated	Total

Revenues	$191,706	$-	$-	$191,706
Operating income (loss)	(16,099)	(349,361)	(279,544)	(645,004)
Other income (expense)	-	33,001	(30,648)	2,353
Interest expense	13,769	119,699	-	133,468
Depreciation and amortization	5,396	-	-	5,396
Expenditure for long-lived assets, including intangibles	28,200	-	-	28,200
Total Assets at December 31, 2012	210,255	18,671	-	228,926

11.  SUBSEQUENT EVENTS

Issuance of Debt

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

On February 28, 2014, an Investor advanced the Company $5,000 in a Promissory Note.  The Promissory Note matures on March 31, 201,has an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $5,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

On April 1, 2014, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on October 31,, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Certificate of Amendment of Certificate of Incorporation

On April 1, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation stating as follows:

The total number of shares of all classes of stock which the Corporation shall have the authority to issued is Ten Billion (10,000,000,000) of which 9,950,000,000 shares of a par value of $.001 shall be designated “Common Shares” and 5,000,000 shares of a par value $.001 shall be designated “Preferred Shares.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and six months ended December 31, 2013 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

The Company concluded that the acquisition agreement was not legally consummated and therefore consolidation was not appropriate. As a result, the Company’s financial statements for the three months ended September 30, 2013 do not include the consolidation of Digipath’s results for such period

Energy Innovative Products (“EIP”)

AccelPath and EIP have entered into an Agreement and Plan of Reorganization dated as of October 24, 2013, which will result in EIP becoming a wholly-owned subsidiary of AccelPath.  It is expected that the equity holders of EIP will become the holders of approximately 76% of the total outstanding capital stock, on a fully diluted basis, upon completion of the transaction.  For accounting and financial reporting purposes under Securities and Exchange Commission rules, the transaction is expected to be treated as a reverse merger.  Management of EIP will become management of AccelPath upon completion of the transaction.  A majority of the Board of Directors of the post-merger company will be represented by persons associated with EIP.

The transaction will be undertaken in two steps.  In the initial step, completed on Friday, October 25, 2013, AccelPath acquired, from EIP, shares of Common Stock of EIP representing 19% of the issued and outstanding Common Stock in return for 3,500 shares of a newly created Series I Preferred Stock of AccelPath.  The Series I Preferred Stock will be convertible 120 after the closing of the merger into 14% of AccelPath’s common stock on a fully diluted basis and is redeemable by AccelPath at its issue price plus any accrued dividends.  The transaction is intended to be a tax free merger under Section 368 (a)(1)(B) of the Internal Revenue Code and for accounting purposes, will be treated as a reverse merger.  At the final closing of the transaction AccelPath expects to change its corporate name to reflect the business operations of EIP.

Consummation of the merger is subject to usual and customary closing conditions.  In addition, the parties must satisfy several other closing conditions in order to complete the merger transaction.  AccelPath is required to undertake a recapitalization and restructuring of its equity and debt on terms satisfactory to EIP, the parties are required to obtain necessary shareholder approvals for the proposed reverse merger as may be required under state law.  Both AccelPath and EIP are required to complete audited and unaudited financial statements to allow for the filing of Form 8-K in accordance with the requirements of the Securities and Exchange Act of 1934, as amended, and SEC rules and regulations and AccelPath must be current in its Securities and Exchange Act filings.  The parties expect to undertake a reverse stock split of the post merger company’s combined equity to be effective at the time of closing of the merger.

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary.  The Company evaluates its investment in EIP for impairment quarterly.  At December 31, the Company determined that no impairment charge was necessary.  Based upon a report of an independent valuation analyst, the Company valued its investment in EIP at $1,039,074 at December 31, 2013..

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

RESULTS OF OPERATIONS

Three and six months ended December 31, 2013 compared with the three and six months ended December 31, 2012

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

Revenues

The Company had $54,000 in revenues during the three months ended December 31, 2013 compared with $136,723 in revenues during the three months ended December 31, 2012.  Revenues for the three months ended December 31, 2013 consisted of $54,000 of revenues generated from medical diagnostic services provided by AccelPath, and no revenues generated by Technest.  Revenues for the three months ended December 31, 2012 consisted of $136,723 of revenues generated by medical diagnostic services provided by AccelPath and $-0- of revenues generated by Technest.  The $82,723 decrease in revenue resulted from decreased services provided by our medical diagnostics subsidiary. There were no revenues for Technest. Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the six months ended December 31, 2012.

The Company had $108,000 in revenues during the six months ended December 31, 2013 compared with $191,706 in revenues during the six months ended December 31, 2012.  Revenues for the six months ended December 31, 2013 consisted of $108,000 of revenues generated from medical diagnostic services provided by AccelPath and no revenues generated by Technest.  Revenues for the six months ended December 31, 2012 consisted of $191,706 of revenues generated by medical diagnostic services provided by AccelPath and no revenues generated by Technest.  The $83,706 decrease in revenue decrease in revenue resulted from decreased services provided by our medical diagnostics subsidiary. There were no revenues for Technest. Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.  Technest became inactive during the six months ended December 31, 2012.

Gross profit

The gross profit for the three months ended December 31, 2013 was $54,000 or 100% of revenues compared to a gross profit of $136,723 or 100% of revenues for the three months ended December 31, 2012.  The $82,723 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period.    Under AccelPath’s business model there are minimal, if any, costs of revenues.

The gross profit for the six months ended December 31, 2013 was $108,000 or 100% of revenues compared to a gross profit of $191,706 or 100% of revenues for the six months ended December 31, 2012.  The $83,706 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period.    Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $367,067 compared to $315,320 for the three months ended December 31, 2012, an increase of $51,747.  During the three months ended December 31, 2013 and 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the three months ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $133,703 and $69,583, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The reduction in selling, general and administrative expenses is due to i reduced salaries due to a lower level of operating activity partially offset by greater stock based compensation expense.

Selling, general and administrative expenses for the six months ended December 31, 2013 were $712,523 compared to $836,710 for the six months ended December 31, 2012.  During the six months ended December 31, 2013 and 2012, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.  During the six months ended December 31, 2013 and 2012, the Company recognized stock-based compensation expense of $267,402 and $258,711, respectively.  Stock-based compensation expense for our non-employee options is subject to significant fluctuations due to the volatility of the share price of our common stock.  The $124,187 decrease in expenses is primarily due to reduced operating activity.

Operating loss

The operating loss for the three months ended December 31, 2013 was $313,007 compared with $178,597 for the three months ended December 31, 2011.  The $134,410 increase in the operating loss is primarily due to reduced gross profit of $82,723 and increases in selling, general and administrative expenses of $51,747.

The operating loss for the six months ended December 31, 2013 was $604,523 compared with $645,004 for the six months ended December 31, 2012.  The $40,481 decrease in the operating loss is primarily due to reduced selling, general and administrative expenses.

Other income (expense)

Other income (expense) was $(412,545) for the three months ended December 31, 2013 compared to $(76,430) for the three months ended December 31, 2012.  During the three months ended December 31, 2013, the Company had $101,709 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount.  In addition, the Company recognized a loss of $310,836 on the retirement of debt. For the three months ended December 31, 2012, the Company had $68,543 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount and a loss on a terminated acquisition of $30,648. This was partially offset by technology licensing income of $22,761.

Other income (expense) was $(472,268) for the six months ended December 31, 2013 compared to $(131,115) for the six months ended December 31, 2012.  During the three months ended December 31, 2013, the Company had $167,932 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount.  In addition, the Company recognized a loss of $310,836 on the retirement of debt. This was partially offset by technology licensing income of $6,501.  For the six months ended December 31, 2013, the Company had $133,468 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount and a loss on a terminated acquisition of $30,648. This was partially offset by technology licensing income of $33,001.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the three months ended December 31, 2013 was $725,552 in comparison with a net loss of $255,027  applicable to common shareholders for the three months ended December 31, 2012.  The net loss per share was $0.001 per share for the three months ended December 31, 2013 and $0.002 per share for the three months ended December 31, 2012.    Included in the net loss applicable to common shareholders for the three months ended December 31, 2012 are accrued cash dividends of $1,278 on the Series E 5% convertible preferred stock.

The net loss applicable to common shareholders for the six months ended December 31, 2013 was $1,077,930 in comparison with a net loss of $1,121,450 applicable to common shareholders for the six months ended December 31, 2012.  The net loss per share was $0.002 per share for the six months ended December 31, 2013 and $0.006 per share for the six months ended December 31, 2012.  Included in the net loss applicable to common shareholders for the six months ended December 31, 2013 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.  The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date.  Included in the net loss applicable to common shareholders for the six months ended December 31, 2012 are accrued cash dividends of $2,806 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2013, the Company had a working capital deficit of $3,039,043 compared to a working capital deficit of $2,711,419 at June 30, 2013.  The $327,624 decrease in working capital is due primarily to the operating loss incurred by the Company during the six months ended December 31, 2013.  AccelPath exited the development stage in October 2010.  Our primary source of operating cash flows to date has been from financing activities.  During the six months ended December 31, 2013, we received $274,000 from the issuance of notes payable.  We received proceeds of $96,000from the sale of common and preferred stock and $266,700 from the issuance of debt during the year ended June 30, 2012.  Cash used by operating activities was $271,162 for the six months ended December 31, 2013.  We used cash of $1,033,007 to fund our operating activities during the year ended June 30, 2013.  Our primary uses of operating cash were for liabilities related to discontinued operations, compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the six months ended December 31, 2013 and the year ended June 30, 2013, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable.  We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

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

On October 9, 2013, the Company issued a note for $79,000 for fees.  The Promissory Note matures on July 9, 2014 ,has an interest rate of ten percent and a ten percent original issue discount (“OID”).  An OID represents the difference between the amount received and the face value of the note.  The Promissory Note has a face value of $86,900, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date

On November 1, 2013, the Company issued a note for $30,000 for consulting services.    The convertible promissory note bears no interest and matures on May 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note.  As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2013, the Company had warrants outstanding for the purchase of 2,645,000 shares of common stock.  The Company does not expect any material cash proceeds from exercise of these warrants.  As of September 30, 2013, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock.  In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party.  Pursuant to the Equity Purchase Agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement.  The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012.  No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective.  Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2013. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2013, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 and June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 3, 2014, Gilbert Steedley, the Company’s Chief Executive Officer owned all of our Series H Preferred stock. Each share of Series H Preferred has the equivalent of 9,923,352 votes of Common Stock (based upon the outstanding number of shares of Common Stock issued at the time hereof).  Currently, there is one holder of Series H Preferred (the "Series H Stockholder" or the "Majority Stockholder"), holding fifty-one (51) shares of Series H Preferred, resulting in the Series H Stockholder holding in the aggregate approximately 50.9989% of the total voting power of all issued and outstanding voting capital of the Company.

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

We will have to raise additional capital in order for our business plan to succeed. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Therefore, our most likely source of additional capital will be through the sale of additional shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 9,950,000,000 shares.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders’ interests in our Company to be diluted, which may negatively affect the value of their shares.

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

Our stock price has been volatile.  From July 2007 to December 2013, the trading price of our common stock ranged from a low price of $0.0001 per share to a high price of $0.64 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of December 31, 2013, we had 992,549,379 outstanding shares of common stock and have reserved approximately 4,200,000,000 shares for future issuances upon exercise of outstanding options, conversion of preferred stock, exercise of outstanding warrants and the conversion of the principal amount of the outstanding convertible promissory notes.  Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

Our management has concluded that our internal control over financial reporting was not effective as of June 30, 2013, as a result of several material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2013, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

ACCELPATH, INC.

Date: April 3, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

Exhibit Index

Exhibit No.	Description	Filed with this Quarterly Report	Incorporated by reference
			Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*             Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.