Form 10-K/A
period 2013-06-30
AccelPath, Inc.
filed 2014-04-10
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

AccelPath, Inc.

(Formerly – TECHNEST HOLDINGS, INC.)

(Exact name of Registrant as specified in its Charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K..      .

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

Explanatory Note

Accelpath, Inc. ( “we,” or “our” unless the context indicates otherwise) is filing this Amendment # 2 on Form 10-K (“this Amendment”) to our Annual Report on Form 10-K for the year ended June 30, 2013, as filed on March 21, 2014 (the “Original Filing”), and as amended by  Amendment  #1 thereto filed on March 24, 2014 (“First Amendment”) solely for the following purpose:

The Original Filing and First Amendment originally stated that we were a shell company as defined by Rule 12b-2 of the Exchange Act. This was incorrect, inadvertent and inconsistent with our prior and subsequent filings. We have corrected this inaccuracy with this Amendment.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing or First Amendment.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2014.

ACCELPATH, INC.

By:	/s/ Gilbert Steedley
Gilbert Steedley,
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilbert Steedley	President, Chief Executive Officer and	April 10, 2014
Gilbert Steedley	Director

3