Form 10-Q/A
period 2013-12-31
AccelPath, Inc.
filed 2014-04-10
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X ..

As of April 3, 2014, there were 992,549,380 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Accelpath, Inc. (the “Company”) on Form 10-Q, for the quarterly period ended December 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on April 3, 2014 (the “Original Filing Date”). The purpose of this Amendment is solely to correct the date of the reporting period on the cover page. It had inadvertently been reported as the quarterly period ending September 30, 2013 instead of December 31, 2013. The correct period is added in this amendment.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELPATH, INC.

Date: April 10, 2014	By:	/s/ Gilbert Steedley

Gilbert Steedley
Chief Executive Officer and President

2