Form 10-Q
period 2014-03-31
AccelPath, Inc.
filed 2014-05-02
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 2, 2014, there were 1,316,202,612 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2014

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Balance Sheets

	March 31,	June 30
	2014	2013
	(Unaudited)

Current assets
Cash and cash equivalents	$1,786	$1,201
Total current assets	1,786	1,201

Property and equipment – net	64,378	78,719
Investment in Unconsolidated Subsidiary	1,039,074	-

Total assets	$1,105,239	$79,920

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses and other current liabilities	372,009	759,702
Accrued compensation	306,555	306,555
Current portion of notes payable- net of discounts of $156,771 and $12,219 at March 31, 2014 and June 30, 2013 , respectively	791,863	384,785
Total current liabilities	2,732,006	2,712,621

Long-term portion of notes payable- net of discounts of $-0- and $31,400 at March 31, 2014 and June 30, 2012 , respectively	-	116,954
Total Liabilities	2,732,006	2,829,575

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- and 100 shares issued and outstanding at March 31, 2014 and June 2013, respectively (preference in liquidation at March 31, 2014 and June 30, 2013 of $-0- and $115,239 respectively	-	100,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at March 31, 2014 and June 30, 2013	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at March 31, 2014 and June 30, 2013	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at March 31, 2014 and June 30, 2013	-	-
Preferred stock- Series I Convertible; stated value $1,000 per share; 3,500 and 0 shares issued and outstanding at March 31, 2013 and June 30, 2013, respectively. Par value $.001, 3,500 shares authorized	4	-
Common stock, $0.001 par value, 9,950,000,000 shares authorized; 992,549,380 and 360,385,085 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	992,549	360,385
Additional paid-in capital	5,964,335	4,372,168
Accumulated Deficit	(8,471,581)	(7,470,132)
Total stockholders' (deficit) of AccelPath, Inc.	(1,424,693)	(2,547,579)
Non-Controlling interest	(202,077)	(202,077)
Total stockholders' (deficit)	(1,626,770)	(2,749,656)

Total liabilities and stockholders' (deficit)	$1,105,237	$79,919

See accompanying notes to the financial statements.

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$54,000	$123,348

Cost of Revenues	-	-

Gross Profits	54,000	123,348
Operating Expenses
Selling General and Administrative Expenses	(155,498)	342,520
Total Operating Expenses	(155,498)	342,520

Operating Loss	209,498	(219,172)

Other Income (Expense)
Interest expense	(137,181)	($24,990)
Loss on Conversion of Debt	-	-
Loss on terminated acquistion		($64,125)
Technology licensing Income	3,024	$10,585

Total Other (Expense) - net	(134,156)	(78,530)

Net Income (Loss)	75,342	(297,702)

Net income (Loss) attributable to non-controlling interest	$-	$-

Net Income (Loss) Accelpath, Inc.	75,342	(297,702)

Deemed and cash dividends to Preferred Stockholders	-	(1,397)

Net loss applicable to Common shareholders	$75,342	$(299,099)

Net loss per common share - basic and diluted	$0.000	$(0.001)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	992,549,380	206,395,848

See accompanying notes to the financial statements.

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

For the Nine Months Ended March 31, 2014

(Unaudited)

	Nine Months Ended March 31,
	2014	2013

Revenues	$162,000	$315,054

Cost of Revenues	-	-

Gross Profits	162,000	315,054
Operating Expenses
Selling General and Administrative Expenses	557,025	1,179,230
Total Operating Expenses	557,025	1,179,230

Operating Loss	(395,025)	(864,176)

Other Income (Expense)
Interest expense	(305,113)	(158,458)
Loss on Conversion of Debt	(310,836)	(30,648)
Loss on terminated acquistion	-	(64,125)
Technology licensing Income	9,525	$43,586

Total Other (Expense) - net	(606,424)	(209,645)

Net Income (Loss)	(1,001,449)	(1,073,821)

Net income (Loss) attributable to non-controlling interest	-	17,475

Net Income (Loss) Accelpath, Inc.	(1,001,449)	(1,056,346)

Deemed and cash dividends to Preferred Stockholders	(1,139)	(364,203)

Net loss applicable to Common shareholders	$(1,002,588)	$(1,420,549)

Net loss per common share - basic and diluted	$(0.001)	$(0.007)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	673,571,338	161,176,044

See accompanying notes to the financial statements.

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Stockholders Equity (Deficit)

										Non-Controlling Interest in Subsidiary	Total Stockholders' Equity (Deficit)
	Preferred stock					Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Series E	Series F	Series G	Series H	Series I	Shares	Amount
	($)	($)	($)	($)	($)		($)	($)	($)	($)	($)
Balance, June 30, 2011	300,000	-	-	-	-	120,279,296	120,279	2,917,952	(3,437,130)	(187,291)	(286,190)

Sale of Common stock	-	-	-	-	-	1,047,634	1,048	33,592	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	-	2,251,390	2,251	97,749	-	-	-

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	-	-	-	-	123,578,320	123,578	3,573,094	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	-	701,754	702	5,298	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	-	2,500,000	2,500	18,333	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	-	236,809,509	236,810	53,111	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	-	(3,204,498)	(3,204)	3,204	-	-	-

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	-	360,385,085	360,385	4,372,168	(7,470,132)	(202,077)	(2,749,656)

Shares issued for conversion of debt	-	-	-	-	-	632,164,295	632,164	(215,867)	-	-	416,297

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	369,000	-	-	369,000

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	(1,139)	-	-	(1,139)

Issuance of Series I Preferred stock	-	-	-	-	4	-	-	1,039,071	-	-	1,039,074

Stock-based compensation	-	-	-	-	-	-	-	401,102	-	-	401,102

Net loss	-	-	-	-	-	-	-	-	(1,001,449)	-	(1,001,449)

Balance March 31, 2014	-	90,000	-	-	4	992,549,380	992,549	5,964,335	(8,471,581)	(202,077)	(1,626,770)

See accompanying notes to the financial statements.

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,001,449)	$(1,073,821)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Loss from Conversion of debt	310,836	64,125
Stock based compensation	401,102	392,412
Depreciation and amortization of property and equipment	14,340	10,176
Amortization of note payable discount	259,343	111,197
Warrants issued for notes payable extension		13,990
Restricted Stock Award Expense		20,833
Amortization of Original Issue Discount	6,444	-
Accrued interest and legal fees issued for notes	3,426	-
Accrued dividends converted to notes payable	13,143	-
Reduction in liabilities for issuance of common stock	12,091	-
Fair value of comnmon stock issued under ESA
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(54,241)
Decrease (Increase) in Deposits, prepaid expenses and other assets	-	2,000
Increase (decrease) in accounts payable	-	(10,311)
Increase (decrease) in Accrued Expenses and other liabilities	(387,692)	(2,126)
Increase in Accrued compensation	-	140,207
Liabilities related to discontinued operations	-	(638,308)
Net cash provided by (used in) operating activities	(368,415)	(1,023,868)

CASH FLOWS FROM INVESTING ACTIVITIES:
Elimination of Restricted cash	-	638,304
Purchase of property and equipment	-	(28,200)
Net cash used in investing activities	-	610,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	369,000	301,700
Proceeds from issuance of Series F Preferred stock	-	90,000
Proceeds from issuance of common stock	-	6,000
Net cash provided by financing activities	369,000	397,700

Net (Decrease) in Cash	585	(16,064)
Cash - Beginning of Period/Year	1,201	16,404

Cash - End of Period/Year	$1,786	$340

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$12,062
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$-	$15,000
Fair value of beneficial conversion feature on notes payable	$369,000	$-
Notes payable and accrued interest converted to common stock	-	-
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $14,282 and $5,834, respectively for September 30, 2013 and September 30, 2012	$114,282	$-
Cash dividend accrued on Preferred Stock-Series E	$1,138	$4,218

See accompanying notes to the financial statements.

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes its wholly-owned subsidiaries AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”),its 19% interest in Energy Innovative Products and its 49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). See Digipath Solutions, LLC (“Digipath”) discussion below. The Company has two primary businesses: AccelPath is in the business of enabling pathology diagnostics and Technest was in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems.

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

On February 15, 2013, due to information that came to light subsequent to September 18, 2012, the Company and Mr. Reddy entered into a Rescission Agreement, whereby the Purchase Agreement was cancelled and all parties were restored to their status before the Purchase Agreement was executed (the “Rescission”). As a result of the Rescission, the Company returned to Mr. Reddy all of the outstanding membership interests of Digipath and Mr. Reddy returned to the Company, the Note, the Shares and all cash payments received to date. The consulting and advisory services arrangement between the Company and Mr. Reddy was canceled. The Company also recognized a loss on the terminated acquisition of $30,648 for the nine months ended March 31, 2012.

Energy Innovative Products, Inc. (“EIP”)

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

On April 14, 2014, the Company put out a press release to update the merger. The parties anticipate the transaction will be completed by June 1, 2014. AccelPath has recently completed updating its filings with the SEC under the Securities and Exchange Act of 1934, as amended and believes it is now current in its filing requirements. Since execution of the agreement with AccelPath, EIP has been working towards completing an audit of its financial statements, which would be required to be filed with the SEC following the completion of the transaction, as well as completing employment and compensation agreements with its executive officers, structuring its board of directors for the post merger company and strengthening its business operations.

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

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly. At March 31, 2014, the Company determined that no impairment charge was necessary. Based upon a report of an independent valuation analyst, the Company valued its investment in EIP at $1,039,074 at March 31, 2014..

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive wholly-owned subsidiary Genex, its 19% interest in Energy Innovative Products and its 49% owned subsidiary Technest. Technest became inactive in the three months ending September 30, 2012. Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated a third party owns 5%. Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,002,588 for the nine months ended March 31, 2014 and a net loss applicable to common shareholders of $2,342,309 for the year ended June 30, 2013. Further, the Company had a working capital deficit of $2,730,220 and a stockholders’ deficit of $1,626,770 at March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	March 31, 2014	June 30, 2013
Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	13,000	13,000
Convertible notes payable	903,584	500,308
Total	948,634	545,358
Convertible notes payable, discount	(156,771)	(43,619)
Total, net of discount	791,863	501,739
Less current portion	791,863	384,785
Long-term debt	$—	$116,954

Maturities of notes payable for the years ending June 30, 2014 and 2015 are $586,274 and $362,361 respectively.

On March 4, 2011, AccelPath entered into a resignation and repurchase agreement with one of its Managing Members. The Managing Member resigned on March 4, 2011 and AccelPath agreed to repurchase 10,498,120 shares of $0.001 par value common stock for $74,000. To complete the repurchase, AccelPath issued a $74,000 note payable due in eight monthly installments of $9,269 including interest at 0.54% per annum. At March 31, 2014, AccelPath has not paid $27,750 of principal payments. During a default, unpaid principal bears interest at 12% per annum.

On August 18, 2011, the Company borrowed $3,300 from a corporation controlled by our former Chief Executive Officer. The Company borrowed an additional $1,000 on January 12, 2012. The note is payable on demand and accrues interest at a rate of 0.32% per annum.

During the three months ended September 30, 2012, the Company borrowed $15,000 from a stockholder. On February 27, 2012, the Company repaid $2,000 of the note payable - stockholder. The balance of this note is payable on demand and accrues interest at 0.19% per annum. On October 1, 2012, the Company borrowed $100,000 from a stockholder. Terms of the loan are that it will be repaid with three monthly payments of $23,000 beginning May 1, 2014 and ending on October 1, 2014 for a total payment amount of $138,000.

During the three months ended September 30, 2012, the Company borrowed $5,000 from our Chief Executive Officer. During the three months ended September 30, 2013, the Company borrowed an additional $34,700 from our Chief Executive Officer. The balance of these notes are payable on demand and accrue interest at 0.19% per annum.

On February 10, 2012, the Company borrowed $40,000 from a third party under a promissory note which matured on August 31, 2012. The note bears interest at 8% per annum and is currently in default. At the balance sheet date, $7,580 of the note has been converted and a principal balance of $32,420 remains.

On February 10, 2012, the Company borrowed $50,000 from a a third party. The Company repaid $5,000 of the note on March 12, 2012. The convertible promissory note bears interest at 5% per annum and matured on August 10, 2012. The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date and the investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date. The Company also issued the investor a five-year warrant to purchase 500,000 shares of common stock at an exercise price of $0.01 per share. The warrant includes a cashless net exercise provision and has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note. The Company allocated $8,037 of the proceeds to the warrant and $41,963 of the proceeds to the discounted value of the note based on their relative fair values. On October 2, 2012, the Company entered into an amendment to the agreement to extend the maturity date to November 10, 2012 in exchange for a payment of $2,000 and the issuance of a warrant to purchase 250,000 shares of common stock at an exercise price of $0.01 per share. The Company evaluated the modification of the note and determined that it did not qualify as a debt extinguishment. Consequently, the $3,431 fair value of the warrant was recognized as an additional debt discount and fully amortized to interest expense during the three months ended September 30, 2013.  An outstanding balance of $45,000 remains on the note.

On February 17, 2012, the Company borrowed $100,000 from a  third party. The convertible promissory note bears interest at 5% per annum and matured on August 16, 2013. The note is currently past due. The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date. The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date. In addition, the Company has the option to convert the promissory note into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share. The warrant includes a cashless net exercise provision. The Company granted piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note. The Company allocated $32,743 of the proceeds to the warrant and $67,257 of the proceeds to the discounted value of the note based on their relative fair values.

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

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013. a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note. During the nine months ended March 31, 2014, investors converted the entire principal value of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On September 14, 2012, the Company borrowed $25,000 from a stockholder. The convertible promissory note bears interest at 5% per annum and matured on March 14, 2014 and is currently past due and payable on demand. The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date. The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date. In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share. The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note. The Company allocated $1,536 of the proceeds to the warrants and $23,464 of the proceeds to the discounted value of the note based on their relative fair values.

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

On September 5, 2013, an Investor advanced the Company $15,000 in a Promissory Note. The Promissory Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $17,500, and the OID will be accrued into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.  At the Balance sheet date, $16,438 is included as the principal amount, which is comprised of $15,000 of principal plus $1,438 of accrued original issue discount. There have been no conversions or prepayments.

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

On October 9, 2013, the Company issued a note for $79,000 for fees. The Promissory Note matures on July 9, 2014 ,has an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $86,900, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date. At the Balance sheet date, $84,006 is included as the principal amount, which is comprised of $79,000 of principal plus $5,006 of accrued original issue discount. There have been no conversions or prepayments.

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

On February 28, 2014, an Investor advanced the Company $5,000 in a Promissory Note. The Promissory Note matures on March 31, 2015 and has an interest rate of ten percent.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

Interest Expense

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $137,181 and $24,990 for the three months ended March 31, 2014 and 2013, respectively. Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $305,113 and $158,458 for the nine months ended March 31, 2014 and 2013, respectively.

4. PREFERRED STOCK

Series E

During the quarter ended September 30, 2013,, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above) As of March 31, 2014, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding. The Company accrued cash dividends payable of $-0- and $1,278 for the three months ended March 31, 2014 and 2013, respectively. The Company accrued cash dividends payable of $1,139 and $2,806 for the six months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there were no accrued dividends payable included in accrued expenses and other current liabilities.

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

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000. The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02. As of March 31, 2014 and 2013, there was no Series G Convertible Preferred Stock issued and outstanding.

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

As of the Balance sheet date, the Series H Preferred is convertible into 51 shares of common stock, but has voting preferences equivalent to 506,091,003 shares of common stock.

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

As of the filing date of this report, there are 3,500 shares issued and outstanding of the Series I Preferred.

See Footnote 1 under Energy Innovative Products for more detail.

5. COMMON STOCK

On March 7, 2011, the Company entered into an Equity Purchase Agreement.. Pursuant to the Equity Purchase Agreement, a third party committed to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase. On July 19, 2012, the Company received proceeds of $6,000 for the sale of 701,754 shares of common stock pursuant to the Equity Purchase Agreement with a third party. The registration statement is no longer effective.

During the nine months ended March 31, 2014, the company issued 632,164,295 shares pursuant to the conversion of debt.

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

Forfeitures. Stock-based compensation expense is recorded only for those awards that are expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. An annual forfeiture rate of 0% was applied to all unvested options as of March 31, 2014 which was management’s best estimate. This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	—	—
Expected term	3.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of March 31, 2014 and for the three months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2013	46,690,000	$0.062	8.83 years	$588
Granted	240,000	0.008
Exercised	—	$—
Forfeited or expired	—	$—	—	—
Outstanding at March 31, 2014	46,930,000	$0.062	7.34years	$—
Exercisable at March 31, 2014	16,843,000	$0.057	7.34 years	$—

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

Warrants

No warrants were exercised during the three and nine months ended March 31, 2014. During the nine months ended March 31, 2013, the Company issued 570,000 warrants in connection with convertible notes payable (see Note 3). The warrants have an exercise price of $0.01 per share, are immediately exercisable and expire in five years. The Company has reserved 2,645,000 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at March 31, 2014:

Exercise price	Number	Expiration Date

$0.01	500,000	02/10/2017
0.01	1,000,000	02/17/2017
0.01	500,000	04/18/2017
0.01	20,000	08/15/2017
0.01	50,000	08/20/2017
0.01	250,000	09/14/2017
0.01	250,000	10/02/2017
	2,570,000

The weighted average grant date fair value of the warrants granted during the three months ended September 30, 2013 was $0.0095 per share. The warrants were valued using the Black-Scholes option pricing model. The following assumptions were used for warrants issued during the three months ended September 30, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of 244.07% - 248.52%. The weighted average remaining life of the warrants at March 31, 2014 was 3.86 years. At March 31, 2014, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of September 30, 2013, the Company has 111,845 shares available for future grant under the Plan.

7. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of March 31, 2014 and 2013, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the three and nine months ended March 31, 2014 and 2013 consist of the following:

	Shares Potentially Issuable
	March 31, 2014	June 30, 2013
Series E Convertible Preferred Stock	—	2,251,391
Series F Convertible Preferred Stock	45,000,000	45,000,000
Series G Convertible Preferred Stock	—	—
Series H Convertible Preferred Stock	51	51
Series I Convertible Preferred Stock	138,956,913	—
Convertible notes payable	1,225,417,556	332,000,000
Stock options	46,690,000	46,690,000
Restricted stock award	2,500,000	2,500,000
Warrants	2,570,000	2,650,000
Total	1,461,134,520	431,086,442

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

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note. For the three and nine months ended March 31, 2014, the Company has incurred $90,000 and $270,000 in consulting expenses, respectively. See Footnote 3 for details on the Notes issued for these services.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company had contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution. No contributions have been made in the current fiscal year. Contributions and other costs of the plan for the three and nine  months ended March 31, 2014 were $-0-. Contributions and other costs of the plan for the nine months ended March 31, 2013 were $1,632.

10. OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic service, government contracting and Energy. The government contracting segment became inactive during the three months ended September 30, 2013.  Energy represents our investment in Energy Innovation Partners.Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent executive compensation costs that are not allocated to the operating segments. Such costs have not been allocated from the parent to the subsidiaries.

	Three Months Ended March 31, 2014

	Medical Diagnostics	Government Contracting
			Energy	Unallocated	Total

Revenues	$54,000	$-	$-	$-	$54,000

Total Operating Expenses	66,360	478	-	(222,336)	(155,498)

Operating Income (Loss)	(12,360)	(478)	-	222,336	209,498

Other Income (Expense)	3,024	-	-	-	3,024
Interest expense	-	-	-	(137,181)	(137,181)
Depreciation and Amortization	4,302	478	-	-	4,780
Expenditure for long-lived assets, including intangible assets	-	-	-	-	-

Total Assets at March 31, 2014	$60,726	$5,438	$1,039,074	$-	$1,105,239

	Three Months Ended March 31, 2013

	Medical Diagnostics	Government Contracting
			Energy	Unallocated	Total

Revenues	$123,348	$-	$-	$-	$123,348

Total Operating Expenses	184,746	-	-	157,774	342,520

Operating Income (Loss)	(61,398)	-	-	(157,774)	(219,172)

Other Income (Expense)	10,585	-	-	(64,125)	(53,540)
Interest expense	4,533	-	-	20,458	24,990
Depreciation and Amortization	4,780	-	-	-	4,780
Expenditure for long-lived assets, including intangible assets	-	-	-	-	-
Total Assets at March 31, 2013	$160,352	$18,671	$-	$-	$179,023

	Nine Months Ended March 31, 2014

	Medical Diagnostics	Government Contracting
			Energy	Unallocated	Total

Revenues	$-	$-	$-	$-	$-

Total Operating Expenses	160,352	18,671	-	-	179,023

Operating Income (Loss)	(160,352)	(18,671)	-	-	(179,023)

Other Income (Expense)	9,525	-	-	(475,744)	(466,219)
Interest expense	-	-	-	(305,113)	(305,113)
Depreciation and Amortization	(4,331)	18,671	-	-	14,340
Expenditure for long-lived assets, including intangible assets	-	-	-	-	-
Total Assets at March 31, 2014	$60,726	$5,438	$1,039,074	$-	$1,105,239

	Three Months Ended March 31, 2013

	Medical Diagnostics	Government Contracting
			Energy	Unallocated	Total

Revenues	$315,054	$-	$-	$-	$315,054

Total Operating Expenses	392,551	349,361	-	437,318	1,179,230

Operating Income (Loss)	(77,497)	(349,361)	-	(437,318)	(864,176)
Other Income (Expense)	10,585	33,001	-	(94,773)	(51,187)
Interest expense	18,302	119,699	-	20,458	158,458
Depreciation and Amortization	10,176	-	-	-	10,176
Expenditure for long-lived assets, including intangible assets	11,650	-	-	-	11,650

Total Assets at March 31, 2013	$160,352	$18,671	$-	$-	$179,023

11. SUBSEQUENT EVENTS

Issuance of Debt

On April 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on October 31, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Issuance of Common Stock and Conversion of Debt

Subsequent to the Balance sheet date, the Company issued 323,653,611 shares for the conversion of $30,484 of convertible debt plus $408 of accrued interest and $275 of legal fees.

Certificate of Amendment of Certificate of Incorporation

On April 4, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation stating as follows:

The total number of shares of all classes of stock which the Corporation shall have the authority to issued is Ten Billion (10,000,000,000) of which 9,995,000,000 shares of a par value of $.001 shall be designated “Common Shares” and 5,000,000 shares of a par value $.001 shall be designated “Preferred Shares.” Please see the Form 8-K filed by us on April 4, 2014 for further detail.

Update on EIP Acquisition

On April 14, 2014, the Company put out a press release to update the merger. The parties anticipate the transaction will be completed by June 1, 2014. AccelPath has recently completed updating its filings with the SEC under the Securities and Exchange Act of 1934, as amended and believes it is now current in its filing requirements. Since execution of the agreement with AccelPath, EIP has been working towards completing an audit of its financial statements, which would be required to be filed with the SEC following the completion of the transaction, as well as completing employment and compensation agreements with its executive officers, structuring its board of directors for the post merger company and strengthening its business operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended March 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly. At December 31, the Company determined that no impairment charge was necessary. Based upon a report of an independent valuation analyst, the Company valued its investment in EIP at $1,039,074 at March 31, 2014..

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

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2014 compared with the three and nine months ended March 31, 2013

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

Revenues

The Company had $54,000 in revenues during the three months ended March 31, 2014 compared with $123,348 in revenues during the three months ended March 31, 2013. Revenues for the three months ended March 31, 2014 and March 31, 2013 were solely from medical diagnostic services. The $69,348 decrease in revenue resulted from decreased services provided by our medical diagnostics subsidiary. There were no revenues for Technest. Any future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.

The Company had $162,000 in revenues during the nine months ended March 31, 2014 compared with $315,054 in revenues during the nine months ended March 31, 2013. Revenues for the nine months ended March 31, 2014 and March 31, 2013 consisted solely of revenues generated from medical diagnostic services provided by AccelPath The $153,054 decrease in revenue decrease in revenue resulted from decreased services provided by our medical diagnostics subsidiary. There were no revenues for Technest. Future revenues for Technest are dependent on the receipt of new government contracts or the commercialization of its products.

Gross profit

The gross profit for the three months ended March 31, 2014 was $54,000 or 100% of revenues compared to a gross profit of $136,723 or 100% of revenues for the three months ended March 31, 2013. The $69,348 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under AccelPath’s business model there are minimal, if any, costs of revenues.

The gross profit for the nine months ended March 31, 2014 was $162,000 or 100% of revenues compared to a gross profit of $191,706 or 100% of revenues for the nine months ended March 31, 2013. The $153,054 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses.

For the three months ended March 31, 2014, they were ($155,498) compared to $342,520 for the three months ended March 31, 2013, a decrease of $498,018. $446,256 of the decrease was due to the reversal of an overaccrual from the prior fiscal year. The remaining $51,762 was primarily due to reduced salaries as a result of reduced activities at our medical diagnostic subsidiary.

During the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $133,703 in each quarter.

Selling, general and administrative expenses for the nine months ended March 31, 2014 were $557,025 compared to $1,179,230 for the nine months ended March 31, 2013, a decrease of $622,205. $446,256 of the decrease was due to the reversal of an overaccrual from the prior fiscal year. The remaining $175,949 was primarily due to reduced salaries as a result of reduced activities at our medical diagnostic subsidiary. During the nine months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $401,102 and $392,412, respectively.

Operating loss

The operating gain for the three months ended March 31, 2014 was $209,498 compared with ($219,472) for the three months ended March 31, 2013. The $428,670 increase in operating income was primarily due to the reversal of prior overaccruals of $446,256.

The operating loss for the nine months ended March 31, 2014 was $395,025 compared with $864,176 for the nine months ended March 31, 2013. The $469,151 decrease in the operating loss is primarily due to reduced selling, general and administrative expenses, partially offset by lower gross profit.   See the Selling General and Administrative Expenses and Gross Profit sections above for more detail.

Other income (expense)

Other income (expense) was $(134,156) for the three months ended March 31, 2014 compared to $(78,530) for the three months ended March 31, 2013. During the three months ended March 31, 2014, the Company had $137,181 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount. This was partially offset by technology licensing income of $3,024. For the three months ended March 31, 2013, the Company had $24,990 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount and a loss on a terminated acquisition of $64,125. This was partially offset by technology licensing income of $10,585.

Other income (expense) was $(606,424) for the nine months ended March 31, 2014 compared to $(209,645) for the nine months ended March 31, 2013. During the nine months ended March 31, 2014, the Company had $305,113 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount. In addition, the Company recognized a loss of $310,836 on the retirement of debt. This was partially offset by technology licensing income of $9,525. For the nine months ended March 31, 2013, the Company had $158,458 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature on debt and accrual of the Original Issue Discount and a loss on a terminated acquisition of $30,648. This was partially offset by technology licensing income of $43,586.

Net income (loss) applicable to common shareholders

The net income applicable to common shareholders for the three months ended March 31, 2014 was $75,342 in comparison with a net loss of $(297,702) applicable to common shareholders for the three months ended March 31, 2013. The net gain per share was $0.000 per share for the three months ended March 31, 2014. There was a net loss of $0.001 per share for the three months ended March 31, 2013. Included in the net loss applicable to common shareholders for the three months ended March 31, 2013 are accrued cash dividends of $1,397 on the Series E 5% convertible preferred stock.

The net loss applicable to common shareholders for the nine months ended March 31, 2014 was $1,002,858 in comparison with a net loss of $1,420,549 applicable to common shareholders for the nine months ended March 31, 2013. The net loss per share was $0.001 per share for the nine months ended March 31, 2014 and $0.007 per share for the nine months ended March 31, 2013. Included in the net loss applicable to common shareholders for the nine months ended March 31, 2014 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock. The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date. Included in the net loss applicable to common shareholders for the nine months ended March 31, 2013 are accrued cash dividends of $4,203 on the Series E 5% convertible preferred stock and a non-cash deemed dividend of $360,000 on the Series F convertible preferred stock due to a beneficial conversion feature.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2014, the Company had a working capital deficit of $2,730,220 compared to a working capital deficit of $2,711,419 at June 30, 2013. The $18,801 decrease in working capital is due primarily to the operating loss incurred by the Company during the nine months ended March 31, 2014 partially. AccelPath exited the development stage in October 2010. Our primary source of operating cash flows to date has been from financing activities. During the nine months ended March 31, 2014, we received $369,000 from the issuance of notes payable. We received proceeds of $96,000 from the sale of common and preferred stock and $301,700 from the issuance of debt during the year ended June 30, 2013. Cash used by operating activities was $368,415 for the nine months ended March 31, 2014. We used cash of $1,033,007 to fund our operating activities during the year ended June 30, 2013. Our primary uses of operating cash were for liabilities related to discontinued operations, compensation payments, legal and accounting fees, consulting fees, investor relations expenses and travel expenses.

Sources of Liquidity

During the nine months ended March 31, 2014 and the year ended June 30, 2013, we satisfied our operating cash requirements primarily from the sale of preferred and common stock, the issuance of notes payable, and the collection of our accounts receivable. We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

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

On July 18, 2012, the Company entered into an agreement with a third party to exchange 100 shares of Series E Preferred Stock and accrued dividends of $5,834 into a convertible promissory note in the principal amount of $105,834. The note accrues interest at a rate of 5% per annum and is due on September 1, 2013. a third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 60% of the current market price. The Company recorded a beneficial conversion discount of $70,556 based on the fair value of the common stock into which the note is convertible to and allocated $35,278 of the proceeds to the discounted value of the note. During the nine months ended March 31, 2014, investors converted the entire principal value of the note plus $1,692 of accrued interest into 48,770,841 shares of common stock.

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

On September 14, 2012, the Company borrowed $25,000 from a stockholder. The convertible promissory note bears interest at 5% per annum and matured on March 14, 2014 and is currently past due and payable on demand. The Company has the option to pay the interest with its common stock at the closing bid price immediately prior to the due date. The investor has the option to convert the promissory note into shares of common stock at the closing bid price (but not less than $0.01 per share) immediately prior to the conversion date. In addition, the Company has the option to convert the promissory notes into shares of common stock at the closing bid price 30 days prior to the maturity date if the price per share is at least $0.01. The Company also issued the investor a five-year warrant to purchase a total of 250,000 shares of common stock at an exercise price of $0.01 per share. The warrant includes a cashless net exercise provision and the investor has piggyback registration rights for the shares of common stock underlying the warrant and the shares of common stock issuable pursuant to the note. The Company allocated $1,536 of the proceeds to the warrants and $23,464 of the proceeds to the discounted value of the note based on their relative fair values.

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

On September 5, 2013, an Investor advanced the Company $15,000 in a Promissory Note. The Promissory Note has a one year term, an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $17,500, and the OID will be accrued into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.  At the Balance sheet date, $16,438 is included as the principal amount, which is comprised of $15,000 of principal plus $1,438 of accrued original issue discount. There have been no conversions or prepayments.

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

On October 9, 2013, the Company issued a note for $79,000 for fees. The Promissory Note matures on July 9, 2014 ,has an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $86,900, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date. At the Balance sheet date, $84,006 is included as the principal amount, which is comprised of $79,000 of principal plus $5,006 of accrued original issue discount. There have been no conversions or prepayments.

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

On February 28, 2014, an Investor advanced the Company $5,000 in a Promissory Note. The Promissory Note matures on March 31, 2015and an interest rate of ten percent.  Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2014, the Company had warrants outstanding for the purchase of 2,645,000 shares of common stock. The Company does not expect any material cash proceeds from exercise of these warrants. As of September 30, 2013, the Company had stock options outstanding for the purchase of 46,930,000 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party. Pursuant to the Equity Purchase Agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective. Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the SEC.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 and June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Energy Business

We may not consummate our investment in Energy Innovative Products, Inc. (“EIP”)

The Company currently owns 19% of EIP and is looking to acquire the remaining portion as stated in our press release of April 24, 2014.  For a wide variety of reasons, including a breakdown in business negotiations and a failure to meet terms by either party, the merger may not be realized and the Company may have oto write-off its investment in EIP.

Our Investment in Energy in Energy Innovative Products, Inc. (“EIP”) may not prove to be lucrative

The Company may complete its merger with EIP as planned, but may not be successful in integrating it into its operations.  Possible difficulties may include a failure to commercialize technology, find an ample customer base or price our services in  a profitable fashion.  There is no guarantee that we will be successful in meeting any of our business objectives.

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

The sale or availability for sale of substantial amounts of our shares in the public market, including shares issuable upon conversion of outstanding preferred stock, upon conversion of the principal and interest of our outstanding promissory notes or exercise of common stock options and warrants, or the perception that such sales could occur, could adversely affect the market price of our common stock and also could impair our ability to raise capital through future offerings of our shares. As of March 31, 2014, we had 992,549,379 outstanding shares of common stock and have reserved approximately 4,200,000,000 shares for future issuances upon exercise of outstanding options, conversion of preferred stock, exercise of outstanding warrants and the conversion of the principal amount of the outstanding convertible promissory notes. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 6. Exhibits

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Quarterly Report	Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1

10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1

10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2

10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3

10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4

10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ACCELPATH, INC.

Date: May 2, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

Exhibit Index

		Filed with this	Incorporated by Reference
Exhibit No.	Description	Quarterly Report	Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1

10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1

10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2

10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3

10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4

10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF*	XBRL Taxonomy Definition Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.