Form 10-Q/A
period 2013-12-31
AccelPath, Inc.
filed 2014-05-07
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

(Mark One)

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

OR

      ..TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X ...

As of April 3, 2014, there were 992,549,380 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Accelpath, Inc. (the “Company”) on Form 10-Q, for the quarterly period ended December 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on April 3, 2014 (the “Original Filing Date”) and the First Amended Report to Form 10-Q  filed on April 10, 2014 . The purpose of this Amendment is to add a Material Definitive Agreement (the “Agreement”) which was not disclosed previously.  The Company is also filing a form 8-K to disclose the Agreement.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 2:  Material Definitive Agreement

On October 7, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Accelpath, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,537,455 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $75,000.00 maturing six months from the date of issuance, as a fee to ASC (‘Fee Note”).  ASC had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,537,455. The total amount of liabilities, as reported by the Company in its Form 10-Q for the quarter ended March 31, 2014, was $2,732,006, inclusive of the $1,612,455 representing the Claim Amount and the Fee Note.

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of twenty five percent (25%)) equal to the Claim Amount, as defined in the Stipulation.  The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC would equal approximately $2,145,000.  Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC shall not exceed 9.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  To date, the Company has not issued any Settlement Shares to ASC.  As such, the full Claim Amount remains outstanding and payable to ASC.   Based upon the reported closing trading price of the Company’s common stock on April 30, 2014 of $0.0006 per share, if all $2,145,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of  common stock, the Company would issue an aggregate of  3,575,000,000 shares.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELPATH, INC.

Date: May 7, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

2