Form 10-Q/A
period 2014-03-31
AccelPath, Inc.
filed 2014-05-07
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

  X ..QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 2, there were 1,316,202,612 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Accelpath, Inc. (the “Company”) on Form 10-Q, for the quarterly period ended March 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 2, 2014 (the “Original Filing Date”). The purpose of this Amendment is to add a Material Definitive Agreement (the “Agreement”) which was not disclosed previously.  The Company is also filing a form 8-K to disclose the Agreement.

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