Form 10-Q/A
period 2013-09-30
AccelPath, Inc.
filed 2014-06-25
CIK 1077800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .. ..

As of March 31, 2014, there were 992,549,379 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of AccelPath, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein.

Exhibit Number	Description

31	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 302*

32	Certification of CEO Pursuant to 18 U.S.C. § 1350, Section 906*

101	XBRL (eXtensible Business Reporting Language)**

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on  March 31, 2014

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of June, 2014.

ACCELPATH, INC.

Date: June 25, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

3