Form 10-K/A
period 2013-06-30
AccelPath, Inc.
filed 2014-07-07
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #3

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

Yes      . No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes      . No  X ..

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

Yes  X . No      .

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’ s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.      ..

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Annual Report of AccelPath, Inc. (the “Company”) on Form 10-K for the period ended June 30, 2013, filed with the Securities and Exchange Commission on March 21, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

* Incorporated by reference to the Company’s Form 10-K filed with the SEC on March 21, 2014

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July, 2014.

ACCELPATH, INC.

Date: July 7, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

4