Form 10-Q/A
period 2014-03-31
AccelPath, Inc.
filed 2014-07-07
CIK 1077800

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

OR

.  X .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Quarterly Report of AccelPath, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 2, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

* Incorporated by reference to the Company’s Form 10-Q filed with the SEC on May 2, 2014

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of July, 2014.

ACCELPATH, INC.

Date: July 7, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President

3