Form 10-K
period 2014-06-30
AccelPath, Inc.
filed 2014-09-29
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-27023

AccelPath, Inc.
(Formerly – TECHNEST HOLDINGS, INC.)
(Exact name of Registrant as specified in its Charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

850 Third Avenues, Suite 16C
New York City, NY	10022
(Address of principal executive offices)	(zip code)

(212)994-9875
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

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

Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates* computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 29, 2014 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) was approximately: $225,000

Affiliates for the purpose of this item refers to the issuer’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding issuer’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the issuer’s Common Stock, both of record and beneficially.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

22,140,166 shares as of September 29, 2014, all of one class of common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by reference: None

ACCELPATH (Formerly - TECHNEST HOLDINGS, INC.)

FORM 10-K

TABLE OF CONTENTS

June 30, 2014

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

In this annual report on Form 10-K, and unless the context otherwise requires the “Company,” “we,” “us” and “our” refer to AccelPath, Inc. (formerly - Technest Holdings, Inc.) and its subsidiaries, AccelPath, LLC, Energy Innovative Partners, LLP,Technest, Inc. and Genex Technologies, Inc., taken as a whole.

All dollar amounts in this Annual Report are in U.S. dollars, unless otherwise stated.

PART I

Item 1. Business

Overview

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”),

Minority-owned subsidiaries:

19% interest in Energy Innovative Products

49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). See discussion below.

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

Two key elements that we believe differentiate our solution from our competitors’ electronic interfaces are the relative speed with which we can create and implement customized interfaces for clients and the low overall costs associated with doing so. Since AccelSlide™ is created to accommodate flexibility, customizations are easy to implement. This functional flexibility is achieved with relatively low cost to us as a result of our IT solution ’ s modular and adaptable design. We plan to expand the products we offer to include utilization and patient education reports as well as practice-specific solutions.

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

On April 14, 2014, the Company put out a press release to update the merger. AccelPath is current in its filings with the SEC under the Securities and Exchange Act of 1934, as amended and believes it is now current in its filing requirements. Since execution of the agreement with AccelPath, EIP has been working towards completing an audit of its financial statements, which would be required to be filed with the SEC following the completion of the transaction, as well as completing employment and compensation agreements with its executive officers, structuring its board of directors for the post merger company and strengthening its business operations.

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

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly. At June 30, 2014, the Company determined that no impairment charge was necessary. Based upon a report of an independent valuation analyst, the Company valued its investment in EIP at $1,039,074 at June 30, 2014.

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

Our products leverage several core technology platforms, including:

•

3D Imaging Technology Platforms:

•

3D capture using patented Rainbow 3D technology

•

3D processing, data manipulation, and advanced modeling

•

3D display in volumetric space

•

Intelligent Surveillance Technology Platforms:

•

360 degree video acquisition using mirror, lens, and array configurations

•

2D video detection, tracking, recognition and enhancement software

•

3D Facial Recognition Technology Platforms:

•

3D facial image acquisition and recognition algorithms and software

•

General Technology Platforms:

•

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

Dependence on U.S. Government Contracts

Historically, our largest customers were agencies of the U.S. Government. While our Technest subsidiary is currently inactive, should we decide to resurrect operations, we will work to diversify our client base and we will continue to seek additional work from the U.S. Government.

Much of our business was won through submission of formal competitive bids. Commercial bids are frequently negotiated as to terms and conditions for schedule, specifications, delivery and payment.

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

Employees

As of September 26, 2014, we had 1 employee. We also have arrangements with independent contractors performing sales, marketing and client service roles. We consider our relationships with this individual to be good.

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

2005 Reverse Stock Split. On June 2, 2005, our Board of Directors and the holders of a majority of our outstanding shares of common stock approved a recapitalization in the form of a one (1) for two hundred eleven and eighteen one hundredths (211.18) reverse stock split of our shares of common stock, par value $.001 per share, outstanding (the “Reverse Stock Split”) after considering and concluding that the Reverse Stock Split was in our best interests and the best interests of our stockholders, with all fractional shares rounded up to the nearest whole number. The Reverse Stock Split was effective as of the close of business on July 19, 2005. The Reverse Stock Split did not reduce the amount of authorized shares of our common stock, which remained at 495,000,000.

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

Effective immediately prior to the closing of the Transaction, Gino M. Pereira resigned from his position as the Company’s President and Chief Executive Officer and his employment agreement dated January 14, 2008 was terminated. In connection with and effective immediately prior to the closing of the Transaction, each of Gino M. Pereira, Robert A. Curtis, Laurence J. Ditkoff, David R. Gust and Stephen M. Hicks resigned from the Board of Directors of the Company. Following the closing of the Transaction, Henry Sargent remained on the Board; and each of Shekhar G. Wadekar, Suren G. Dutia and F. Howard Schneider, Ph.D. were appointed to the Board of Directors of the Company to fill three of the vacancies caused by such resignations. On June 4, 2012, Henry Sargent resigned from the Board of Directors of the Company. At that time, The Board currently consisted of three directors, all of whom were appointed in connection with the Transaction.

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

Management Change

On June 21, 2013, Mr. Shekhar Wadekar resigned as Director, President, Chief Executive Officer and Secretary of AccelPath, Inc. (the “Company”). This resignation was not the result of any disputes, claims or issues with the Company.

Appointment of Director and Officer

On June 21, 2013 Gil Steedley, was named director of the Corporation to serve until the next the annual meeting of stockholders of the Corporation. On the same date Gil Steedley was named Interim President, Chief Executive Officer, Chief Financial Officer and Secretary of the Corporation. The Corporation has agreed to pay Mr. Steedley $5,000 per month for so long as he is serving in such capacities for the Corporation. Currently, Mr. Steedley retains these positions

Series E Bridge Financing. On January 11, 2011, the Company entered into a Securities Purchase Agreement (the “Bridge Financing Agreement”) with an Institutional Investor (“Investor”) to issue 300 shares of its Series E 5% Convertible Preferred Stock (the “Series E Preferred”), with a stated value of $1,000 per share, to Investor for a purchase price of $300,000 (the “Bridge Financing”). The shares of Series E Preferred were issued in three tranches over a 90-day period beginning on the closing of the Transaction. Prior to the closing of the Transaction, Investor and its affiliates were the holders of a majority of the Company’s shares of common stock.

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

On September 20, 2013, an Investor exchanged its remaining interest, $100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282. The Secured Note matures on September 30, 2014 and has an interest rate of five percent. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Other Financings:

Outside of the financings listed in our Form 10-Q, filed on May 2, 2014, the only other financings during the Fiscal year are as follows:

On April 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on October 1, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the thirty days prior to the conversion. The Company recorded a debt discount of $30,000 based on the fair value of the common stock into which the note is convertible into and allocated $-0- of the proceeds to the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On April 16, 2014, the Company borrowed $42,500 from a third party. The convertible promissory note bears interest at 8% per annum and matures on October, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 58% of the average of three lowest closing trade prices for the ten days prior to the conversion. The Company recorded a discount of $42,500 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 1, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the thirty days prior to the conversion. The Company recorded a debt discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On June 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on December 1, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the thirty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

2014 Reverse Stock Split: On July 19, 2014, The Board approved a reverse stock split of all the outstanding shares of the Company’s Common Stock at an exchange ratio of 1 post-split share for 250 pre-split shares (1:250) and an amendment to the Company’s certificate of incorporation to effect such Reverse Stock Split. As part of the Reverse Stock Split, the Board will have the discretion to maintain or reduce its authorized common stock in any proportion it deems appropriate. As stated above, the holders of shares representing a majority of the voting securities of the Company have given their written consent to the Reverse Stock Split. The Reverse Stock Split was effective as of the close of business on September 3, 2014. The Reverse Stock Split did not reduce the amount of authorized shares of our common stock, which remained at 9,950,000,000.

Item 1A. Risk Factors

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

Our Technest, Inc. operations are currently inactive and may not be resurrected

Currently, Technest, Inc. is non-operational, and depending upon conditions, we may not reinstate operations. This may result in a lack of growth of the Company’s revenues and net income. This may lead to an inability to pursue new growth opportunities or return capital to shareholders in the form of cash dividend payouts.

Our revenues from Technest, Inc. operations have been derived from a small number of contracts within the U.S. government set aside for small businesses.

Substantially all of our revenue from our Technest, Inc. operation have been derived from Small Business Innovation Research contracts with the U.S. Government such that the loss of any one contract could materially reduce our revenues. As a result, our financial condition and our stock price would be adversely affected.

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

Because Technest derived a substantial majority of our revenue from contracts with the Government, we believe that the success and development of our business will continue to depend on our successful participation in Government contract programs. Changes in Government budgetary priorities could directly affect our financial performance. A significant decline in government expenditures, or a shift of expenditures away from programs that we support, or a change in Government contracting policies, could cause Government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Any such actions could cause our actual results to differ materially from those anticipated. Among the factors that could seriously affect our Government contracting business are:

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

As of June 30, 2014, Gilbert Steedley, the Company’s Chief Executive Officer owned all of our Series H Preferred stock. The fifty-one (51) shares of Series H Preferred aggregate approximately 50.9989% of the total voting power of all issued and outstanding voting capital of the Company.

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

Our common stock is not actively traded on a securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the Nasdaq National Market System. It is quoted on the less recognized OTC National Markets. This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares.

The market price of our common stock may be volatile. As a result, you may not be able to sell our common stock in short time periods, or possibly at all.

Our stock price has been volatile. From July 2007 to September 29, 2014, the trading price of our common stock ranged from a low price of $0.0081 per share to a high price of $160.00 per share. Many factors may cause the market price of our common stock to fluctuate, including:

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

We have begun to drawn down funds and have issued 2,807 shares of our common stock under the Equity Purchase Agreement with The Investor. Our ability to continue to draw down funds and sell shares under the Equity Purchase Agreement requires that the registration statement continue to be effective. In addition, the current registration statement registers 25,800,000 total shares of our common stock issuable under the Equity Purchase Agreement, and our ability to access the Equity Purchase Agreement to sell any remaining shares issuable under the

Equity Purchase Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares, which we may not file until the later of 60 days after the Investor and its affiliates have resold substantially all of the common stock registered for resale under the current registration statement, or six months after the effective date of that registration statement. These subsequent registration statements may be subject to review and comment by the Staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured. The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Investor under the Equity Purchase Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Equity Purchase Agreement to be declared effective by the SEC in a timely manner, we will not be able to sell shares under the Equity Purchase Agreement unless certain other conditions are met.

Assuming the sale of the entire 25,800,000 shares of our common stock currently registered at the current market price of $0.0001 per share, Investor will receive gross proceeds of $2,580, of which we will receive $2,451, or 95% of the sale price. Therefore, at the current market price, we would be required to register 5,000,000,000 additional shares to obtain the balance of the $5,000,000 available under the Equity Purchase Agreement. Our capital stock currently consists of 9,950,000,000 authorized shares of common stock and 5,000,000 shares of preferred stock. Therefore, at the current share price, we do not have a sufficient number of shares of common stock authorized to register the entire amount of shares required to draw down the full $5,000,000 available under the Equity Purchase Agreement in addition to shares that are currently outstanding or reserved for issuance upon exercise or conversion of outstanding options or other convertible securities. In addition, Securities and Exchange Commission rules limit the number of shares that we may register for resale in connection with the Equity Purchase Agreement, which may also limit our ability to draw down the full $5,000,000 available under the Equity Purchase Agreement unless our share price increases substantially. Our ability to access the entire amount available under the Equity Purchase Agreement is therefore significantly influenced by our ability to increase our share price such that we would be required to register and sell fewer shares than would be required at our current market price.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company currently leases space at 850 Third Avenue in New York City.

We are currently in the process of evaluating our office space needs.

Item 3. Legal Proceedings

There are no material legal proceedings at this time

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the OTCBB and trades under the symbol ACLP.OB. On September 4, 2014, to take into account the 1:250 reverse split, the Company trades under the symbol ACLPD. We expect that by the end of calendar 2014, our stock symbol will revert back to ACLP

The following table sets forth the range of the high and low bid quotations of our common stock for the past two years in the Over-the-Counter BB market and the Pink Sheets, as reported by the OTC Bulletin Board and in the Pink Sheets. In June 2005, we changed our fiscal year end from December 31 to June 30; however, the following table sets forth the high and low closing bid quotations for our common stock for the calendar years listed below:

Calendar Year	High	Low

2013
First Quarter	$6.00	$1.50
Second Quarter	$3.50	$0.25
Third Quarter	$1.25	$0.25
Fourth Quarter	$0.4219	$0.0469

2014
First Quarter	$0.5938	$0.0469
Second Quarter	$0.5781	$0.0313
Third Quarter	$0.4531	$0.0313
Fourth Quarter	$0.4688	$0.0313

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. These quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community. All data has been adjusted for the 1:250 stock split which took effect on September 4, 2014

As of September 29, 2014, there were approximately 45 record holders of our common stock and we had outstanding options to purchase 187,720 shares of common stock.

As of September 29, 2014, all of our shares of our common stock are eligible for public sale under Rule 144 of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

We did not make any purchases of our common stock during the fiscal years ended June 30, 2014 and June 30, 2013, which is the fourth quarter of our fiscal year.

Item 6. Selected Financial data.

We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the years ending June 30, 2014 and 2013 should be read together with our financial statements and related notes included elsewhere in this annual report on Form 10-K.

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

Year ended June 30, 2014 compared with the year ended June 30, 2013

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

Revenues

The Company had $216,000 in revenues during the year ended June 30, 2014 compared to $315,054 in revenues during the year ended June 30, 2012. Revenues decreased by $118,616 or 35% compared to the prior year. Revenues for the year ended June 30, 2014 consisted of $-0- in revenues generated by Technest, Inc.’s Small Business Innovation Research grants and $216,000 in revenues generated by AccelPath’s medical diagnostic services. Revenues related to software for reporting of test results. Revenues for the year ended June 30, 2013 consisted of $-0- in revenues generated by Technest, Inc.’s Small Business Innovation Research grants after the reverse acquisition and $334,616 in revenues generated by AccelPath’s medical diagnostic services. AccelPath exited the development stage during the year ended June 30, 2011 when it began generating revenue in October 2010.

At June 30, 2014, there was no backlog of funded contracts for Technest, Inc. Future revenues for Technest, Inc. are dependent on the receipt of new government contracts or the commercialization of its products. At this point, the Company does not plan to restart its Technest operation.

AccelPath’s revenues decreased by $118,616 or 35% compared to the prior year. The decrease is due to the fact that the Company has only one contract outstanding.

Gross profit

The gross profit for the year ended June 30, 2014 was $216,000 or 100% of revenues compared to $315,054 or 100% of revenues for the year ended June 30, 2013. The $118,616 decrease in gross profit was due to the decrease in the medical diagnostic services. Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended June 30, 2014 were $855,338 compared to $2,024,945 for the year ended June 30, 2013. These expenses consist primarily of compensation paid, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses. The decrease of $1,169,607, 58%, was due to the following: Legal expenses of $446,256, were doubly accrued in 2013. There was then a reversal of the double accrual in fiscal 2014. During the fiscal years ended June 30, 2014 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the fiscal years ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $526,113 and $433,190, respectively. All stock based compensation expense has been amortized into expense as of June 30, 2014.

Operating loss

The operating loss for the year ended June 30, 2014 was $639,338 compared to an operating loss of $1,690,329 for the year ended June 30, 2012. The $1,050,991 decrease in the operating loss is primarily due to reduced Selling general and administrative expenses as described above.

Other income (expense)

Net other (expense) was ($1,869,612) for the year ended June 30, 2014 compared to net other (expense) of ($303,838) for the year ended June 30, 2013.

During the year ended June 30, 2014, the Company incurred interest expense of $480,864 on notes payable, losses upon conversions of notes payable of $1,134,291, and Derivative liability expense on new issuances of $245,663. This was partially offset by Adjustments to the Fair values of derivative liabilities of $178,701and $12,505 of technology licensing income.

During the year ended June 30, 2013, the Company incurred interest expense of $178,386 on notes payable, losses upon conversions of notes payable of $138,390 in and a loss of $30,648 on a terminated acquisition. This was partially offset by $43,586 of licensing income.

Interest expense was $302,478 greater or 169% in Fiscal 2014 due to a greater average debt levels and increased amortization of debt discounts.

Losses upon conversions of notes payable were $1,195,901 greater in Fiscal 2014 due to a greater level of conversions of debt and to greater variability in the underlying stock price of the Company.

Derivative liability expense and Adjustments to Fair Values of Derivative liabilities did not exist in Fiscal 2013 due to the change in Accounting treatment for new convertible debt commencing in the fourth quarter of Fiscal 2014. See Note 3 to the attached Financial statements, Summary of significant accounting policies, for further detail.

Net loss applicable to common shareholders

The net loss applicable to common shareholders for the year ended June 30, 2014 was $2,508,950 compared to a net loss applicable to common stockholders of $2,342,309 for the year ended June 30, 2013. The net loss per share was $0.002 for the year ended June 30, 2014 compared to a net loss per share applicable to common stockholders of $0.009 for the year ended June 30, 2013.

Included in the net loss applicable to common shareholders for the year ended June 30, 2013 are accrued cash dividends payable of $1,139 on the Series E 5% convertible preferred stock and included in the net loss applicable to common stockholders for the year ended June 30, 2013 are non-cash deemed dividends of $5,617 related to Series E 5% convertible preferred stock. In Fiscal 2013, there were also an accrued dividend of $360,000 associated with the Series F Preferred.

Cash and Working Capital

On June 30, 2014, the Company had a working capital deficit of $2,726,027 compared to a working capital deficit of $2,711,419 at June 30, 2013. The $14,608 decrease in working capital is primarily due to cash used in operations of $469,561, approximately $60,000 in derivative liabilities partially offset by cash provided from financing of $497,500,. Our primary sources of capital for the years ended June 30, 2014 and 2013 were from financing activities, investing activities, and the collection of our accounts receivable. We received proceeds of $497,500 from the issuance of debt during the year ended June 30, 2014. During the year ended June 30, 2013, we received proceeds of $6,000 from the sale of common stock prior to the reverse acquisition and we received $311,700 from the issuance of notes payable and $90,000 from the issuance of the Series F Preferred. We used cash of $469,561 and $1,033,007, respectively, to fund our operating activities during the years ended June 30, 2014 and 2013. Our primary uses of operating cash were for compensation payments, legal and accounting fees, consulting fees, occupancy expenses, investor relations expenses, insurance expense, and travel expenses.

Sources of Liquidity

During the years ended June 30, 2014 and June 30, 2013, we satisfied our operating cash requirements primarily from the sale of common stock and Series E 5% Convertible Preferred Stock and Series F Convertible Preferred Stock, the issuance of notes payable, and the collection of our accounts receivable. We have also increased our accounts payable, primarily for costs incurred in connection with the reverse acquisition.

Issuances of Common stock

On March 7, 2011, the Company entered into an Equity Purchase Agreement with an Investor. Pursuant to the Equity Purchase Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that the Investor purchase shares of common stock under the Equity Purchase Agreement is delivered. During the year ended June 30, 2013, the Company received proceeds of $6,000 for the sale of 2,807 (701,754 prior to the 1:250 split) shares of common stock under the Equity Purchase Agreement.

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

On May 6, 2013, the Company borrowed $10,000 from a third party. The convertible promissory note bears interest at 5% per annum and matures on December 31, 2013. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the fifteen days prior to the conversion. The Company recorded a beneficial conversion discount of $10,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

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

On September 20, 2013, an Investor exchanged its remaining interest, $100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282. The Secured Note matures on September 30, 2014 and has an interest rate of five percent. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

On October 9, 2013, the Company issued a note for $75,000 for fees. The Promissory Note matures on July 9, 2014, has an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $82,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date. The Note was originally reported as $79,000 in error.

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

On February 28, 2014, an Investor advanced the Company $5,000 in a Promissory Note. The Promissory Note matures on March 31, 2015, an interest rate of ten percent Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

On April 16, 2014, an Investor advanced the Company $42,500 in a Promissory Note. The Promissory Note has a six-month term, an interest rate of ten percent. Net proceeds to the Company were $40,000. $2,500 was recorded as a Deferred financing cost and will be amortized over the life of the Note Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 58% of the average of the three lowest closing bid prices for the ten (10) days immediately preceding the conversion date.

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

On June 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

Commitments and Contingencies

The Company currently leases office space on a month to month basis. During fiscal 2014, the company had monthly lease payments of approximately $2,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of June 30, 2014, the Company had warrants outstanding for the purchase of 2,075,000 shares of common stock. The Company does not expect any material cash proceeds from exercise of these warrants. As of June 30, 2013, the Company had stock options outstanding for the purchase of 46,690,000 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with an Investor. Pursuant to the Equity Purchase Agreement, the Investor committed to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of our registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Concentrations

All of Technest Inc.’s revenues are currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts. These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2014 or June 30, 2013.

During the year ended June 30, 2014, all of AccelPath’s revenues were generated by one contract.

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

The Company considered the fair value of the Technest reporting unit and concluded that its goodwill balance of approximately $1.2 million at June 30, 2011 was impaired. Therefore, the Company recognized an impairment loss of approximately $1.2 million in the fourth quarter of the year ended June 30, 2011. During the year ended June 30, 2012, the Company adjusted the contingent value rights payable acquired in the reverse acquisition which resulted in an additional goodwill impairment loss of $48,158. There was no goodwill at June 30, 2014 and 2013.

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

At June 30, 2012, the Company tested its long-lived assets for impairment and recorded an impairment charge of $116,668 on its customer contracts intangible asset. These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2012. No impairment charges were recorded in the year ended June 30, 2014 and 2013.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item include (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

ACCELPATH, INC.

(Formerly - TECHNEST HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

Page Number
AccelPath, Inc. and Subsidiaries
Years ended June 30, 2014 and 2013
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Deficit	F-5
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AccelPath, Inc. (formerly - Technest Holdings, Inc.) and Subsidiaries

New York City, New York

We have audited the accompanying balance sheet of AccelPath, Inc. (formerly - Technest Holdings, Inc.) and Subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AccelPath, Inc. (formerly - Technest Holdings, Inc.) and Subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that AccelPath, Inc. (formerly - Technest Holdings, Inc.) and Subsidiaries will continue as a going concern. As more fully described in Note 2, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

September 19, 2014

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Balance Sheets

(Audited)

	June 30,	June 30
	2014	2013

Assets

Current assets
Cash and cash equivalents	$26,640	$1,201
Deferred Financing costs	1,470	-
Total current assets	28,110	1,201

Property and equipment - net	59,598	78,719
Investment in Unconsolidated Subsidiary	1,039,074	-
Total non-Current assets	1,098,672	78,719

Total assets	$1,126,782	$79,920

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses and other current liabilities	406,592	759,702
Accrued compensation	371,555	306,555
Derivative Liability	66,962	-
Current portion of notes payable- net of discounts of $126,722 and $12,219 at June 30, 2014 and June 30, 2013, respectively	647,448	384,785
Total current liabilities	2,754,137	2,712,621

Long-term portion of notes payable- net of discounts of $-0- and $31,400 at March 31, 2014 and June 30, 2012, respectively	-	116,954
Total Liabilities	2,754,137	2,829,575

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- and 100 shares issued and outstanding at June 30, 2014 and June 2013, respectively (preference in liquidation at March 31, 2014 and June 30, 2013 of $-0- and $115,239 respectively	-	100,000
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at June 30, 2014 and June 30, 2013	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at June 30, 2014 and June 30, 2013	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at June 30, 2014 and June 30, 2013	-	-
Preferred stock- Series I Convertible; stated value $1,000 per share; 3,500 and 0 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively. Par value $.001, 3,500 shares authorized	4	-
Common stock, $0.001 par value, 9,950,000,000 shares authorized; 16,485,064 and 1,458,302 issued and outstanding at June 30, 2014 and June 30, 2013, respectively	16,485	1,442
Additional paid-in capital	8,447,315	4,731,112
Accumulated Deficit	(9,979,082)	(7,470,132)
Total stockholders' (deficit) of AccelPath, Inc.	(1,425,279)	(2,547,579)
Non-Controlling interest	(202,077)	(202,077)
Total stockholders' (deficit)	(1,627,356)	(2,749,656)

Total liabilities and stockholders' (deficit)	$1,126,781	$79,919

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Consolidated Statements of Operations

For the Years Ended June 30, 2014 and 2013

(Audited)

	Year Ended June 30,
	2014	2013

Revenues	$216,000	$334,616

Cost of Revenues	-	-

Gross Profits	216,000	334,616
Operating Expenses
Selling General and Administrative Expenses	855,338	2,024,945
Total Operating Expenses	855,338	2,024,945

Operating Loss	(639,338)	(1,690,329)

Other Income (Expense)
Interest expense	(480,864)	(178,386)
Loss on Conversion of Debt	(1,334,291)	(138,390)
Derivative Liability Expense	(245,663)	-
Adjustment to Fair Value of Derivative Liability	178,701	-
Loss on terminated acquisition	-	(30,648)
Technology licensing Income	12,505	43,586

Total Other (Expense) - net	(1,869,612)	(303,838)

Net Income (Loss)	(2,508,950)	(1,994,167)

Net income (Loss) attributable to non-controlling interest	-	17,475

Net Income (Loss) Accelpath, Inc.	(2,508,950)	(1,976,692)

Deemed and cash dividends to Preferred Stockholders	(1,139)	(365,617)

Net loss applicable to Common shareholders	$(2,510,089)	$(2,342,309)

Net loss per common share - basic and diluted	$(0.60)	$(2.15)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	4,149,495	926,238

AccelPath, Inc. (Formerly Technest Holdings, Inc.)
Consolidated Statements of Stockholders Equity (Deficit)
For the Period of June 30, 2011 through June 30, 2014
(Audited)
										Non-Controlling Interest in Subsidiary	Total Stockholders' Equity (Deficit)
		Preferred stock				Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Series E	Series F	Series G	Series H	Series I	Shares	Amount

Balance, June 30, 2011	$300,000	$ -	$ -	$ -	$ -	481,117	$ 481	$3,037,750	$(3,437,130)	$(187,291)	$(286,190)

Sale of Common stock	-	-	-	-	-	4,191	4	34,635	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	-	9,006	9	99,991	-	-	0

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	-	-	-	-	494,313	494	3,696,178	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	-	2,807	3	5,997	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	-	10,000	10	20,823	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	-	947,238	947	288,973	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	-	(12,818)	(13)	13	-	-	(0)

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	-	1,441,540	1,442	4,731,112	(7,470,132)	(202,077)	(2,749,656)

Shares issued for conversion of debt	-	-	-	-	-	15,043,524	15,044	1,747,581	-	-	1,762,624

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	497,500	-	-	497,500

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	(1,139)	-	-	(1,139)

Issuance of Series I Preferred stock	-	-	-	-	4	-	-	1,039,071	-	-	1,039,074

Stock-based compensation	-	-	-	-	-	-	-	433,190	-	-	433,190

Net loss	-	-	-	-	-	-	-	-	(2,508,950)	-	(2,508,950)

Balance June 30, 2014	$ -	$ 90,000	$ -	$ -	$ 4	16,485,064	$16,485	$8,447,315	$(9,979,082)	$(202,077)	$(1,627,356)

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,508,950)	$(1,994,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from Conversion of debt	1,334,291	138,390
Stock based compensation	433,190	526,113
Depreciation and amortization of property and equipment	19,120	14,956
Amortization of Deferred Financing Costs	1,030	-
Amortization of note payable discount	417,893	119,590
Warrants issued for notes payable extension	-	13,990
Compensation for Issuance of Series H Preferred stock	-	60,000
Interest expense converted into common stock	-	1,692
Liability for common stock to be issued	-	(12,091)
Derivative Liability Expense	245,663	-
Adjustment to Fair Value of Derivative Liability	(178,701)	-
Restricted Stock Award Expense	-	20,833
Amortization of Original Issue Discount	12,366	-
Accrued interest and legal fees issued for notes	17,412	-
Previously Accrued dividends converted to notes payable	13,143	-
Reduction in liabilities for issuance of common stock	12,091	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	-	40,942
Decrease (Increase) in Deposits, prepaid expenses and other assets	-	2,000
Increase (decrease) in accounts payable	-	(10,311)
Increase (decrease) in Accrued Expenses and other liabilities	(353,109)	543,158
Increase in Accrued compensation	65,000	140,207
Liabilities related to discontinued operations	-	(638,308)
Net cash provided by (used in) operating activities	(469,561)	(1,033,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Elimination of Restricted cash	-	638,304
Purchase of property and equipment	-	(28,200)
Net cash used in investing activities	-	610,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and common stock warrants	497,500	311,700
Deferred Financing Costs paid	(2,500)	-
Proceeds from issuance of Series F Preferred stock	-	90,000
Proceeds from issuance of common stock	-	6,000
Net cash provided by financing activities	495,000	407,700
Net (Decrease) in Cash	25,439	(15,203)
Cash - Beginning of Period/Year	1,201	16,404

Cash - End of Period/Year	$26,640	$1,201

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common stock warrants issued with convertible notes payable	$-	$15,000
Fair value of beneficial conversion feature on notes payable	$365,000	$311,700
Notes payable, accrued interest and other fees converted to common stock	$428,333	$173,310
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $14,282 and $5,834, respectively for September 30, 2013 and September 30, 2012	$114,282	$105,834
Cash dividend accrued on Preferred Stock-Series E	$1,138	$4,218

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

Reverse Acquisition

On March 4, 2011, the Company acquired its wholly-owned subsidiary, AccelPath. The former members of AccelPath received an aggregate of 86,151,240 (344,605, post 1:250 reverse split) shares of the Company’s common stock and, immediately after the transaction, owned 72.5% of the Company’s issued and outstanding common stock. Immediately prior to the merger, the Company had 32,678,056 (130,712 post 1:250 reverse split) shares of common stock outstanding. Following the acquisition, AccelPath began operating as a wholly-owned subsidiary of the Company.

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

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has incurred net losses applicable to common stockholders of $2,510,089 and $2,726,027 for the years ended June 30, 2014 and 2013, respectively, and has experienced an operating cash flow deficit in both 2014 and 2013. Further, the Company has a working capital deficit of $2,726,027 and a stockholders’ deficit of $1,627,356 at June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations and Risks

Substantially all of Technest, Inc.’s revenues were currently generated from individual customers within the Department of Defense and the National Institute for Health under Small Business Innovative Research contracts. These contracts do not contain extension or renewal terms and there was no remaining backlog at June 30, 2014 and June 30, 2013

During the year ended June 30, 2014, all of AccelPath’s revenues were generated from one contract. During the year ended June 30, 2013, all of AccelPath’s revenues were generated from two laboratories and one hospital.

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

Restricted Cash

Restricted cash represents cash held in escrow pending final settlement of certain liabilities related to discontinued operations. The Company had no restrictions on cash at June 30, 2014 or June 30, 2013.

Accounts Receivable

At June 30, 2014 and June 30, 2013, all invoiced receivables had been received.

Historically, an allowance for doubtful accounts is determined based on management's best estimate of probable losses inherent in the accounts receivable balance. Management will assesses the allowance based on known troubled accounts, historical experience and other currently available evidence.

There were no unbilled receivables at June 30, 2014 and 2013.

During the years ended June 2014 and June 2013, there were no charges for allowances for doubtful accounts.

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

Property and Equipment,

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

Property and equipment are depreciated over the estimated useful lives of assets as follows:

Software	5 years
Computer equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years

Property and equipment consisted of the following at June 30, 2014 and 2013:

	2014	2013
Software	$89,450	$61,250
Computer equipment	3,466	3,466
Furniture and fixtures	239	239
Laboratory equipment	6,193	6,193
	99,348	71,148

Less accumulated depreciation	(39,750)	(20,629)
	$59,598	$78,719

Depreciation and amortization expense for the years ended June 30, 2014 and 2013 was $19,120 and $4,424, respectively.

Customer Contracts

In the reverse acquisition, the Company acquired Technest, Inc.’s existing customer contracts with the National Institute of Health and the Department of Defense. The amounts assigned to these definite-lived intangible assets were determined by management based on a discounted cash flow of existing backlog and a projection of existing customer revenue.

The customer contracts had a cost basis of $350,000 and were fully amortized as of June 30, 2012. Amortization expense was $-0- and for the years ended June 30, 2014 and 2013

Fair Value Measurements

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

Common stock equivalents, consisting of Series E 5% Convertible Preferred Stock, stock options, restricted stock, and warrants were not included in the calculation of the diluted loss per share for the years ended June 30, 2014 and 2013 because their inclusion would have been antidilutive and had the effect of decreasing the net loss per share (see Note 12).

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

The Company is required to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. A two-step impairment test for goodwill and intangible assets with indefinite lives is required. The first step is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. There was no goodwill at June 30, 2014 and no test for impairment was done.

Historically, the Company utilized a discounted cash flow model on the Technest government contracting operating segment. In estimating fair value, management relied on and considered a number of factors, including but not limited to, future revenue growth by product/service line, operating profit margins and overhead expenses. Subsequent to the reverse acquisition management reassessed the potential for new government contracts and due to employee turnover and other factors management expected limited future revenues beyond the current backlog.

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

Beneficial Conversion Feature and Derivative Liabilities

Prior to the fourth quarter of the current fiscal year, for conventional convertible debt where the rate of conversion is based on a discount to the prevailing market value, the Company recorded a “beneficial conversion feature” (“BCF”) and related debt discount.

The BCF was recorded as a debt discount against the face amount of the respective debt instrument. There would be an offsetting increase to Additional paid in capital as the BCF is deemed to be an increase to equity. The discount would be amortized to interest expense over the life of the debt.

Commencing with the fourth quarter of the current fiscal year, the Company reconsidered the requirements of the Financial Accounting Standards Board Accounting Standards Classification 820 (‘FASB ASC 820” or “ASC 820”) and determined that newly issued debt were derivative financial instruments.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instruments are initially recorded at their fair values and are then re-valued at each reporting date, with changes in the fair values reported as charges or credits to income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The Company values its derivative instruments under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value from inception is made quarterly and appears in results of operations as an adjustment to fair value of derivatives.

Debt Issue Costs and Debt Discount

The Company paid debt issue costs, and recorded debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

6. ACCOUNTS PAYABLE AND LIABILITIES PURCHASE AGREEMENT

On October 7, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Accelpath, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,537,455 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $75,000.00 maturing six months from the date of issuance, as a fee to ASC (‘Fee Note”). ASC had purchased the liabilities from the Company’s creditors (both affiliated and non-affiliated) with a face amount of $1,537,455. The total amount of liabilities, as reported by the Company in its Form 10-Q for the quarter ended June 30, 2014, was $2,622,175, inclusive of the $1,612,455 representing the Claim Amount and the Fee Note.

Pursuant to the Stipulation entered into by the parties, the Company agreed to issue to ASC, in one or more tranches as necessary, that number of shares of common stock sufficient to generate net proceeds (less a discount of twenty five percent (25%) equal to the Claim Amount, as defined in the Stipulation. The parties reasonably estimated that, should the Company issue Settlement Shares sufficient to satisfy the entire Claim Amount, the fair market value of such Settlement Shares and all other amounts to be received by ASC would equal approximately $2,145,000. Notwithstanding anything to the contrary in the Stipulation, the number of shares beneficially owned by ASC shall not exceed 9.99% of the Company's outstanding common stock at any one time.

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act. To date, the Company has not issued any Settlement Shares to ASC. As such, the full Claim Amount remains outstanding and payable to ASC. Based upon the reported closing trading price of the Company’s common stock on September 26, 2014 of $.013 per share, if all $2,145,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue an aggregate of 1,610,000,000 shares.

7. NOTES PAYABLE

Notes payable consist of the following at June 30, 2014 and 2013:

	2014	2013
Note payable – former Managing Member (see Note 9)	27,750	27,750
Note payable – related party	4,300	4,300
Note payable – stockholder	13,000	13,000
Note payable – Investor	-	40,000
Convertible notes payable	729.120	464,369
Total	774,170	550,319

Convertible notes payable, discount	(126,722)	(43,819)
	647,448	501,739
Total, net of discount
Less current portion	-	384,785
Current debt	-	116,954

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

On September 20, 2013, an Investor exchanged its remaining interest, $100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282. The Secured Note matures on September 30, 2014 and has an interest rate of five percent. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

On October 9, 2013, the Company issued a note for $75,000 for fees. The Promissory Note matures on July 9, 2014, has an interest rate of ten percent and a ten percent original issue discount (“OID”). An OID represents the difference between the amount received and the face value of the note. The Promissory Note has a face value of $82,500, and the OID will be amortized into expense pro-rata over the term of the Note. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date. The Note was originally reported as $79,000 in error.

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

On February 28, 2014, an Investor advanced the Company $5,000 in a Promissory Note. The Promissory Note matures on March 31, 2015, an interest rate of ten percent Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

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

On April 16, 2014, an Investor advanced the Company $42,500 in a Promissory Note. The Promissory Note has a six-month term, an interest rate of ten percent. Net proceeds to the Company were $40,000. $2,500 was recorded as a Deferred financing cost and will be amortized over the life of the Note Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 58% of the average of the three lowest closing bid prices for the ten (10) days immediately preceding the conversion date.

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

On June 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 30, 2014. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the redemption premium, was $480,864 for the year ended June 30, 2014.

The Company evaluated whether the convertible promissory notes contain a beneficial conversion feature (BCF) or require bifurcation. See Note 3. Summary of Significant Accounting Policies, for the Company’s accounting treatment of these issuances.

8. PREFERRED STOCK

Series E Preferred Stock

On January 11, 2011, the Company entered into a Securities Purchase Agreement with An Institutional Investor (“Investor”) to issue 300 shares of its Series E 5% Convertible Preferred Stock, with a stated value of $1,000 per share, for a purchase price of $300,000. The shares of Series E 5% Convertible Preferred Stock were issued in three tranches over a 90-day period beginning on the closing of the reverse acquisition. Upon any liquidation or dissolution of the Company, the holders of the Series E 5% Convertible Preferred Stock are entitled to receive the stated value of $1,000 per share plus all accrued unpaid dividends per share.

The number of shares of common stock into which each share of Series E Preferred is convertible is determined by dividing $1,000 (the stated value) by $0.044416985 per share. The 300 shares of Series E Preferred issued to Investor convert into 6,754,173 shares of common stock. Prior to the closing of the reverse acquisition, InvestorPartners, LP and its affiliates were the holders of a majority of the Company’s shares of common stock. The Series E Preferred accrues cash dividends at 5% per annum and is convertible to common stock at any time.

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

On September 20, 2013, an Investor exchanged its remaining interest, $100,000, in the Series E 5% convertible Preferred stock plus accrued dividends of $14,282 into a new Secured Note for $114,282. The Secured Note matures on September 30, 2014 and has an interest rate of five percent. Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the thirty (30) days immediately preceding the conversion date.

At June 30, 2014, there was no outstanding Series E Preferred

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

See Item 1 under Energy Innovative Products for more detail.

9. COMMON STOCK ISSUANCES AND REPURCHASES

During the current fiscal year, the Company issued 15,043,524 shares on a split-adjusted basis for the repurchase of approximately $400,000 in debt.

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

On April 4, 2014, the Company filed a Certificate of Amendment to its Certificate of Incorporation, with the Delaware Secretary of State. The Amendment was duly adopted in accordance with the applicable provisions of Section 242 and 228 of the General Corporation Law of the State of Delaware as set forth in the Schedule 14C filed with the Securities and Exchange Commission on May 13, 2013.

Pursuant to the Certificate of Amendment (as corrected) , the total number of shares of all classes which the Corporation shall have the authority to issue 10,000,000,000 shares , of which 9,995,000,000 shares shall be designated as “Common Shares”, $0.001 par value per share and 5,000,000 shares shall be designated “Preferred Shares” , $0.001 par value per share.

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

The following weighted average assumptions were used for grants during the years ended June 30, 2012 and 2011:

	2012	2011

Risk-free interest rate	0.62% - 1.04%	1.76% - 2.28%
Expected dividend yield	-	-
Expected term	4.75 – 6 years	6 years
Forfeiture rate	-%	-%
Expected volatility	122.20% - 254.99%	128.99% - 136.20%

See reports of independent registered public accounting firms.

A summary of option activity under the Company’s stock plans as of June 30, 2014 and 2013 and the changes during the years then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	186,760	$15.00	8.84 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2013	186,760	$15.00	7.84 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Exercisable at June 30, 2014	186,760	$$15.00	6.84 years	$-

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

On January 12, 2012, the Board of Directors granted stock options to purchase 120,000 shares of common stock at an exercise price of $0.0051 per share. The weighted average fair value of the options on the date of the grant was estimated at $0.004 per share. These options vest over one year and have a term of 10 years.

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

At June 30, 2013, unrecognized total compensation cost related to unvested awards of $1,002,649 is expected to be recognized over a weighted average period of 1.79 years. At June 30, 2014 there were 3,810,000 shares reserved for future grants.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition. No warrants were exercised during the year ended June 30, 2014. On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired. During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 8). The warrants have an exercise price of $2.50 per share, are immediately exercisable and expire in five years from issuance. No warrants were issued, exercised or expired in the year ended June 30, 2014. The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2014 adjusted for the 1:250 stock split which took effect on September 4, 2014:

Exercise price	Number	Expiration Date

$2.50	2,000	02/10/2017
$2.50	4,000	02/17/2017
$2.50	1,250	04/18/2017
$2.50	800	08/15/2017
$2.50	200	08/20/2017
$2.50	1,000	09/14/2017
$2.50	1,000	10/02/2017
	10,250

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

11. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings per share ("EPS") and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the years ended June 30, 2014 and 2013 consist of the following:

	Shares Potentially Issuable
	2014	2013
Series E 5% convertible preferred stock	-	9,006
Series F Convertible Preferred stock	180,000	180,000
Series G Convertible Preferred stock	-	-
Series H Convertible Preferred stock	1	1
Series I Convertible Preferred stock	1,194,412	-
Convertible Notes Payable	36,212,654	4,901,670
Stock options	186,760	186,760
Restricted stock award	10,000	10,000
Warrants	10,250	10,250
	37,794,078	5,297,687

12. COMMITMENTS AND CONTINGENCIES

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

Consulting Agreements

Effective July 1, 2013, the Company entered into a consulting agreement at a rate of $30,000 per month for strategic and financial assistance. See Note 7 for details

Government Contracts

Technest, Inc.’s billings related to certain U.S. Government contracts are based on provisional general and administrative and overhead rates which are subject to audit by the contracting government agency. Provisional rates are based on the annual budget submitted to and approved by the government.

Employment Agreements

At June 30, 2014, the Company was not obligated under any employment agreements.

13. INCOME TAXES

There was no provision for federal or state income taxes for the years ended June 30, 2014 and 2013 due to the Company’s operating losses and a full valuation reserve on deferred tax assets. In addition, AccelPath, LLC (the accounting acquirer) was treated as a partnership for federal and state income taxes from inception until the reverse acquisition was completed. A partnership’s income or loss is allocated directly to the partners for income tax purposes.

The income tax benefit differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended June 30, 2013 and 2012 due to the following:

	2014	2013
Computed “expected” tax benefit	(35)%	(35%)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal benefit	(3)%	(3%
Tax reporting differences due to the reverse acquisition	-	8%
Goodwill impairment and other permanent differences	(9)%	15%
Increase in the valuation reserve	47	15%
	-%	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforward	$5,304,000	$4,602,000
Stock-based compensation	734,000	582,000
Intangibles	344,000	344,000
Miscellaneous accruals	53,000	53,000
Property and equipment	8,000	8,000
Valuation allowance	(6,443,000)	(4,917,000

Deferred tax asset (liability)	$-	$-

At June 30, 2014 and 2013, the Company had valuation allowances of $6,443,000 and $4,917,000, respectively. The Company has recorded a valuation allowance against deferred tax assets as management has determined certain net operating loss carryforwards will not be available due to Internal Revenue Code Section 382 ownership changes and the utilization of other net operating loss carryforwards is uncertain. The Company carried forward its deferred tax assets, liabilities and valuation reserve after the reverse acquisition because for tax purposes the Company acquired AccelPath, LLC as a subsidiary. At June 30, 2014, the Company has net operating loss carryforwards not subject to IRC Section 382 limitations of approximately $4,600,000 which begin to expire in 2024.

During the years ended June 30, 2014 and 2013, the Company did not recognize any interest and penalties. Tax years subsequent to 2004 are subject to examination by federal and state authorities.

14. EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) plan for the benefit of employees. Essentially all employees are eligible to participate. The Company also contributes to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. Contributions and other costs of the plan included in the accompanying financial statements for the years ended June 30, 2014 and 2013 were $5,000 and $-0-, respectively.

15. RELATED PARTY TRANSACTIONS

Compensation

Mr. Steedley is to be paid $5,000 per month. He received $125,000 in Fiscal 2014and no payments during 2013. $65,000 of his 2014 compensation was accrued for Mr. Steedley and is included as accrued compensation at June 30, 2014. The Company issued a note to him subsequent to that date. See subsequent Events Note 16.Mr. Wadekar received $60,000 in payments in Fiscal 2014 and $10,000 in payments during fiscal year 2013.

16. OPERATING SEGMENTS

The Company operates in two operating segments which are consistent with its internal organization. The major segments are medical diagnostic services and government contracting. Where applicable, “Unallocated” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity at the parent level and eliminations.

The Company evaluates performance of individual operating segments based on operating income (loss). On a consolidated basis, this amount represents total net loss as shown in the consolidated statement of operations. Reconciling items represent costs associated with the financings, including interest expense (including amortization of debt discounts), loss on conversion of debt and incursion of derivative liabilities and the resultant mark to mark activity. Executive compensation costs have been assigned to the medical diagnostic segment. Such costs have not been allocated from the parent to the subsidiaries.

	Twelve Months Ended June 30, 2014
	Medical Diagnostics	Government Contracting	Energy	Unallocated	Total

Revenues	$216,000	$-	$-	$-	$216,000

Total Operating Expenses	211,421	1,434	-	642,484	855,338

Operating Income (Loss)	4,579	(1,434)	-	(642,484)	(639,338)

Other Income (Expense)	12,505	-	-	(1,882,117)	(1,869,612)
Interest expense	-	-	-	(480,864)	(480,864)
Depreciation and Amortization	17,686	1,434	-	-	19,120
Expenditure for long-lived assets, including intangible assets	-	-	-	-	-
Total Assets at June 30, 2014	$82,270	$5,438	$1,039,074	$-	$1,126,782

	Twelve Months Ended June 30, 2013
	Medical Diagnostics	Government Contracting	Energy	Unallocated	Total

Revenues	$315,054	$-	$-	$-	$315,054

Total Operating Expenses	577,297	1,434	-	595,092	1,172,389

Operating Income (Loss)	(262,243)	(1,434)	-	(595,092)	(857,335)
Other Income (Expense)	43,586	-	-	(347,424)	(303,838)
Interest expense	-	-	-	(178,386)	(178,386)
Depreciation and Amortization	10,176	-	-	-	10,176
Expenditure for long-lived assets, including intangible assets	-	-	-	-	-

Total Assets at June 30, 2013	$73,048	$6,872	$-	$-	$79,920

17. SUBSEQUENT EVENTS

2014 Reverse Stock Split (“the Reverse”):

On July 19, 2014The Board approved a reverse stock split of all the outstanding shares of the Company’s Common Stock at an exchange ratio of 1 post-split share for 250 pre-split shares (1:250) and an amendment to the Company’s certificate of incorporation to effect such Reverse Stock Split. As part of the Reverse Stock Split, the Board will have the discretion to maintain or reduce its authorized common stock in any proportion it deems appropriate. As stated above, the holders of shares representing a majority of the voting securities of the Company have given their written consent to the Reverse Stock Split. The Reverse was effective as of the close of business on September 3, 2014. The Reverse did not reduce the amount of authorized shares of our common stock, which remained at 9,950,000,000.

Issuance of Debt

On July 1, 2014, the Company issued to Gilbert Steedley, CEO, a note for $65,000 for back pay.

On July 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on January 1, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On August 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on February 1, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on March 1, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a beneficial conversion discount of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Conversion of debt:

The Company issued 5,654,781 shares for the conversion of approximately $54,450 of debt, $195 of accrued interest and $925 of fees associated with conversion from the balance sheet date until the date of this report.

Issuance of Common stock:

The Company issued 5,655,102 shares from the balance sheet date until the date of this report. Besides share issuances for the conversion of debt listed above, the Company issued 321 additional fractional shares associated with the Reverse.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, the end of our fiscal year. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of June 30, 2014, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of June 30, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this annual report. Accordingly, management believes, based on its knowledge, that: (i) this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by this report; and (ii) the financial statements, and other financial information included in this annual report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this annual report.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our current directors and executive officers are:

Name	Age	Position	Year Began

Gilbert Steedley	49	Principal Executive Officer, President, Principal Financial Officer, Principal Accounting Officer, Director	2013

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

Director Independence

For the fiscal year ended June 30, 2014 and 2013, the Board determined that Mr. Steedley, as defined by NASDAQ Rule 5605(a)(2), is not deemed to be an independent director under such standard.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation: The following table sets forth certain compensation information for our chief executive officer and our other most highly compensated executive officer (other than our chief executive officer) who served as an executive officer during the year ended June 30, 2014 and whose annual compensation exceeded $100,000 for that year.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Gilbert Steedley(1)	2014	60,000	-	-	-	65,000	125,000
Chief Executive Officer, Chief	2013	-	-	-	-	-	-
Financial Officer, Secretary

Shekhar Wadekar (2)	2014	60,000	-	-	-	-	60,000
Former Chief Executive Officer	2013	10,000	-	-	-	-	10,000

Bruce Warwick (3)	2013	-	-	-	-	-	70,078
Principal Financial Officer	2012	30,600 (3)	-	-	39,478 (5)	-	70,078

1)

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

2)

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

3)

Mr. Warwick had been working for the Company on a part-time basis. Mr. Warwick is no longer affiliated with the Company

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares Or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (j)
Shekhar Wadekar	5,940,000	-	12,060,000(1)	0.065	4/5/2021	-	-	-	-
Bruce Warwick	660,000	-	1,340,000(2)	0.065	4/5/2021	-	-	-	-

1)

On April 6, 2011, Mr. Wadekar was granted an option to purchase 18,000,000 shares of the Company’s Common Stock at an exercise price of $0.0650 that vest 5,940,000 shares on April 6, 2012, 5,940,000 shares on April 6, 2013 and 6,120,000 on April 6, 2014 based on continued employment.

2)

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

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under the Company’s equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)
Stock options	186,760	$15.00	15,240
Restricted stock awards	10,000	$-
Equity compensation plans not approved by security holders (2)	-	-	447

Total	196,760	$.15.00	15,687

1)

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

2)

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

The 2011 Plan provides for the granting of incentive stock options, non-statutory stock options, restricted stock awards, stock appreciation rights, and other forms of equity compensation. The 2011 Plan also provides for the granting of performance stock awards so that the Board (or a committee to which authority has been delegated) may use performance criteria in establishing specific targets to be attained as a condition to the grant or vesting of one or more awards under the 2011 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company with respect to the beneficial ownership of our common stock as of September 29, 2014, unless otherwise noted, by:

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

	Number of Shares of Common Stock Beneficially Owned at June 30, 2014
Beneficial Owner of 5% or more	Shares	Percent
Gilbert Steedley	17,156,551	51.0%

1)

Mr Steedley’s ownership represents his ownership of the Series H Preferred Stock. Mr. Steedley acquired his ownership via a transfer from Mr. Wadekar on March 21, 2014

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Fees and Services

Audit Fees. The aggregate audit fees billed for professional services rendered by John Scrudato CPAs for the audit of our financial statements as of and for the year ended June 30, 2014 were $20,000 and the year ended June 30, 2013 was $11,000.

Tax Fees. There were no aggregate tax fees for the period ended June 30, 2014 and 2013.

All Other Fees. No other fees were billed by John Scrudato CPAs during the year ended June 30, 2014 or June 30, 2013

At this time, we do not have a stand-alone Audit Committee. Until an independent director who also qualifies as an audit committee financial expert is elected to the Board of Directors, the full Board of Directors is serving the function of the Audit Committee.

For the year ended June 30, 2014, the full Board of Directors, functioning as the Audit Committee, approved the audit or non-audit services before the accounting firm was engaged to perform any such services. Management must obtain the specific prior approval of the Board of Directors for each engagement of the independent registered public accounting firm to perform any audit-related or other non-audit services. The Board of Directors does not delegate its responsibility to approve services performed by the independent registered public accounting firm to any member of management.

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

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2014.

ACCELPATH, INC.

By:	/s/ Gilbert Steedley
Gilbert Steedley,
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gilbert Steedley	President, Chief Executive Officer and	September 29, 2014
Gilbert Steedley	Director

Exhibit Index

All references to registrant’s Forms 8-K, 10-K and 10-Q include reference to File No. 000-27023.

Exhibit No.	Description	Filed with this 10-K	Incorporated by reference From	Filing Date	Exhibit No.

2.1	Unit Purchase Agreement, dated as of January 11, 2011, by and among Technest Holdings, Inc., AccelPath, LLC and the members of AccelPath, LLC		8-K	January 14, 2011	2.1

2.2	Amendment No. 1 to Unit Purchase Agreement, dated as of March 4, 2011, by and among Technest Holdings, Inc. and AccelPath, LLC		8-K	March 10, 2011	2.01

2.3	Agreement and Plan of Merger, dated as of May 1, 2012, by and between Technest Holdings Inc., a Nevada corporation, and AccelPath, Inc., a Delaware corporation and wholly-owned subsidiary of Technest		8-K	May 8, 2012	2.1

2.4	Equity Purchase Agreement, dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy		8-K	September 24, 2012	2.1

3.1	Restated Articles of Incorporation of Registrant, dated as of December 14, 2000, as filed with the Secretary of State of the State of Nevada on March 2, 2001		10-KSB	April 16, 2001	3.2

3.2	Certificate of Amendment to Articles of Incorporation		8-K	August 9, 2001	3.1

3.3	Amended and Restated By-Laws dated May 21, 2001		DEF 14A	June 14, 2001	B

3.4	Bylaw Amendments		8-K	December 20, 2006	3.1

3.5	By-law Amendments		8-K	October 4, 2007	3.1

3.6	Certificate of Incorporation of AccelPath, Inc.		8-K	May 8, 2012	3.1

3.7	By-Laws of AccelPath, Inc.		8-K	May 8, 2012	3.2

4.1	Form of Common Stock Certificate		SB-2	February 26, 1999	4.1

4.2	Technest Common Stock Warrant issued to Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.1

4.3	Registration Rights Agreement between Technest Holdings, Inc. and Silicon Valley Bank dated August 4, 2006		8-K	August 14, 2006	4.2

4.4	Series E 5% Convertible Preferred Stock Certificate of Designation to be filed with the Secretary of State of Nevada	January 14, 2011	4.1

4.5	Common Stock Warrant issued to Mr. Albert Friesen dated February 10, 2012	February 16, 2012	4.1

4.6	Common Stock Warrant issued to Mr. Khaldoon Aljerian dated February 17, 2012	February 23, 2012	4.1

4.7	Common Stock Warrant issued to Mr. Timothy King dated April 18, 2012	May 21, 2012	4.1

4.8	Common Stock Warrant issued to Susan Newberg dated July 31, 2012

4.9	Common Stock Warrant issued to Lingaraj S. Doddamani dated July 31, 2012

4.10	Series F Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 7, 2012	September 11, 2012	4.1

4.11	Series G Convertible Preferred Stock Certificate of Designation filed with the Secretary of State of Delaware on September 18, 2012	September 24, 2012	4.1

4.13	Common Stock Warrant issued to Ravi Mani dated September 14, 2012

10.1	Office Lease Agreement between Motor City Drive, LLC and Genex Technologies, Inc., dated December 20, 2005	February 21, 2006	10.7

10.2*	Technest Holdings, Inc. 2006 Stock Award Plan	March 17, 2006	10.8

10.3	Indemnification Agreement between Technest Holdings, Inc. and Markland Technologies, Inc. dated September 1, 2006	October 13, 2006	10.36

10.4	Office Lease Agreement Amendment No. 1 by and among Genex Technologies, Incorporated, Technest Holdings, Inc. and Motor City Drive, LLC dated as of November 1, 2006	February 14, 2007	10.1

10.5	Asset Contribution Agreement between Technest Holdings, Inc. and Genex Technologies Incorporated dated November 1, 2006	February 14, 2007	10.2

10.6	Release Agreement dated August 31, 2007 between Technest Holdings, Inc. and InvestorPartners, LP	September 7, 2007	10.1

10.7	Form of Non-competition Agreement entered into between EOIR Technologies, Inc. and Technest Holdings, Inc. and Genex Technologies, Inc.	December 7, 2007	Annex D

10.8	Form of Release entered into by Technest Holdings, Inc. and Genex Technologies, Inc. and acknowledged by EOIR Holdings LLC	Information Statement on Schedule 14C	December 7, 2007	Annex C

10.9*	Employment Agreement between Gino M. Pereira and Technest Holdings, Inc. dated January 14, 2008	8-K		10.1

10.10*	Employment Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 14, 2008	8-K		10.2

10.11*	Restricted Stock Agreement between Nitin V. Kotak and Technest Holdings, Inc. dated January 15, 2008	8-K		10.3

10.12*	Agreement between Gino M. Pereira and Technest Holdings, Inc. dated December 31, 2007	10-QSB		10.9

10.13	Asset Contribution Agreement between Technest Holdings, Inc. and Technest, Inc. dated September 17, 2008, effective as of October 1, 2008	10-KSB		10.48

10.14	Settlement Agreement among Technest Holdings, Inc., EOIR Holdings, LLC and EOIR Technologies, Inc. dated October 26, 2009	8-K		10.1

10.15*	Technest Holdings, Inc. 2006 Stock Award Plan, As amended September 21, 2009	10-Q		10.2

10.16	Securities Purchase Agreement, dated as of January 11, 2011, by and between Technest and InvestorPartners II, LP	8-K		10.1

10.17	Contingent Value Rights Agreement, dated as of January 13, 2011, by and between Technest Holdings, Inc. and Mellon Investor Services LLC	8-K		10.2

10.18	Amendment to Motor City Lease dated February 8, 2011 between Technest Holdings, Inc. and Motor City Drive, LLC	10-Q		10.3

10.19	Equity Purchase Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K		10.1

10.20	Registration Rights Agreement, dated as of March 7, 2011, by and between Technest Holdings, Inc. and InvestorPartners II, LP	8-K		10.2

10.21	Employment Settlement Agreement and Release, dated as of January 11, 2011, by and between Technest Holdings, Inc. and Gino M. Pereira	8-K		10.3

10.22	Technest Holdings, Inc. 2011 Equity Incentive Plan	8-K		10.5

10.23	Form of Option Grant Notice under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K		10.6

10.24	Form of Option Agreement under the AccelPath, Inc. 2011 Equity Incentive Plan	8-K	10.7

10.25	Industrial Lease Agreement among Technest Holdings, Inc., Technest, Inc. and PS Business Parks, L.P. dated December 7, 2011	8-K	10.1

10.26	Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen	10-Q	10.2

10.27	Promissory Note dated February 10, 2012 payable to Mr. Friesen	10-Q	10.3

10.28	Promissory Note dated February 10, 2012 payable to InvestorPartners II, LP	10-Q	10.4

10.29	Loan Agreement dated February 17, 2012 between Technest Holdings, Inc. and Mr. Khaldoon Aljerian	8-K	10.1

10.30	Promissory Note dated February 17, 2012 payable to Mr. Khaldoon Aljerian	8-K	10.2

10.31	Loan Agreement dated April 18, 2012 between Technest Holdings, Inc. and Mr. Timothy King	10-Q	10.1

10.32	Promissory Note dated April 18, 2012 payable to Mr. Timothy King	10-Q	10.2

10.33	Subscription Agreement by and among the Company and Investor, dated July 18, 2012	8-K	10.1

10.34	Exchange Agreement, by and among the Company and Investor, dated July 18, 2012	8-K	10.2

10.35	Convertible Note issued in favor of Investor, dated July 18, 2012	8-K	10.3

10.36	Exchange Note issued in favor of Investor, dated July 18, 2012	8-K	10.4

10.37	Securities Purchase Agreement, dated as of September 10, 2012, by and between AccelPath, Inc. and list of investors set forth therein	8-K	10.1

10.38	Loan Agreement dated as of September 18, 2012, by and among AccelPath, Inc., Digipath Solutions, LLC and Rishi Reddy	8-K	10.1

10.39	Promissory Note dated as of September 18, 2012 payable to Rishi Reddy	8-K	10.2

10.40	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian	8-K	10.1

10.41	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	10.2

10.42	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	10.3

10.43	First Allonge to Promissory Note dated February 10, 2012		8-K	10.4
	payable to Mr. Friesen

21.1	List of the Subsidiaries of AccelPath, Inc.	X

23.1	Consent of MaloneBailey LLP	X

23.2	Consent of Wolf & Company, P.C.	X

31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X

32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350	X

101.INS**	XBRL Instance Document	X

101.SCH* *	XBRL Taxonomy Extension Schema Document	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF**	XBRL Taxonomy Definition Linkbase Document	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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