Form 10-Q
period 2014-09-30
AccelPath, Inc.
filed 2014-11-14
CIK 1077800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-27023

ACCELPATH, INC.
(Formerly - TECHNEST HOLDINGS, INC.)
(Exact name of registrant as specified in its charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

137 National Plaza, Suite 300, National Harbor, MD 20745
(Address of principal executive offices and zip code)

240-273-3295
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes  X . No      ..

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

As of November 14, 2014, there were 256,098,568 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

September 30, 2014

STATEMENTS CONTAINED IN THIS FORM 10-Q, WHICH ARE NOT HISTORICAL FACTS CONSTITUTE FORWARD-LOOKING STATEMENTS AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY", "WILL", "EXPECT", "ANTICIPATE", "BELIEVE", "ESTIMATE", "CONTINUE", AND SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I, ITEM 1, OF THIS QUARTERLY REPORT AND WITH THE INFORMATION CONTAINED IN ITEM 2, TOGETHER WITH MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2014, INCLUDING, BUT NOT LIMITED TO, THE SECTION THEREIN ENTITLED "RISK FACTORS."

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Balance Sheets

	September 30	June 30
	2014	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$16,806	$26,640
Deferred Financing costs	206	1,470
Total current assets	17,012	28,110
Non-Current assets
Property and equipment - net	54,818	59,598
Investment in Unconsolidated Subsidiary	−	1,039,074
Total non-current assets	54,818	1,098,672
Total assets	$71,830	$1,126,782

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses and other current liabilities	447,116	406,593
Accrued compensation	371,555	371,555
Derivative Liability	234,545	66,962
Current portion of notes payable- net of discounts of $ 88,834 and $126,722 at September 30, 2014 and June 30, 2014 , respectively	733,433	647,448
Total current liabilities	3,048,229	2,754,138

Long-term portion of notes payable- net of discounts of $-0- at September 30, 2014 and June 30, 2014 , respectively	−	−
Total Liabilities	3,048,229	2,754,138

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; No shares issued and outstanding at September 30, 2014 and June 2014, respectively	−	−
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at September 30, 2014 and June 30, 2014	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at September 30, 2014 and June 30, 2014	−	−
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at September 30, 2014 and June 30, 2014	−	−
Preferred stock- Series I Convertible; stated value $1,000 per share; 3,500 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized	4	4

Preferred stock- Series J 10% Convertible; stated value $1,000 per share; No shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively. Par value $.001, 1,525 shares authorized

Common stock, $0.001 par value, 9,950,000,000 shares authorized; 26,095,205 and 16,485,064 issued and outstanding at September 30, 2014 and June 30, 2014, respectively	26,095	16,485
Additional paid-in capital	7,634,348	8,447,315
Accumulated Deficit	(10,524,768)	(9,979,082)
Total stockholders' (deficit) of AccelPath, Inc.	(2,774,321)	(1,425,279)
Non-Controlling interest	(202,077)	(202,077)
Total stockholders' (deficit)	(2,976,398)	(1,627,356)

Total liabilities and stockholders' (deficit)	$71,830	$1,126,782

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

For the Three Months Ended September 30, 2014

(Unaudited)

		Three Months Ended September 30,
		2014		2013

Revenues		$40,500		$54,000

Cost of Revenues		−		−

Gross Profits		40,500		54,000
Operating Expenses
Selling General and Administrative Expenses		205,328		345,517
Total Operating Expenses		205,328		345,517

Operating Income (Loss)		(164,828)		(291,517)

Other Income (Expense)
Interest expense		(163,263)		(66,223)
Loss on Conversion of Debt		(165,012)		−
Derivative Liability Expense		(78,710)		−
Adjustment to Fair Value of Derivative Liability		26,127		−
Technology licensing Income		−		6,501

Total Other (Expense)- net		(380,858)		(59,722)

Net Income (Loss)		(545,686)		(351,239)

Net income (Loss) attributable to non-controlling interest	$	−	$	−

Net Income (Loss) Accelpath, Inc.		(545,686)		(351,239)

Deemed and cash dividends to Preferred Stockholders	$	−		$(1,139)

Net loss applicable to Common shareholders		$(545,686)		$(352,378)

Net loss per common share - basic and diluted		$(0.02)		$(0.23)

Weighted average number of common shares outstanding during the period/year - basic and diluted		21,876,038		1,514,086

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Stockholders’ (Deficit)

	Preferred Stock						Common Stock		Additional		Non-controlling	Total
	Series E	Series F	Series G	Series H	Series I	Series J		Amount	Paid-In Capital	Accumulated Deficit	Interest in Subsidiary	Stockholders’ Equity(Deficit)
	($)	($)	($)	($)	($)	($)	Shares	($)	($)	($)	($)	($)

Balance, June 30, 2011	300,000	-	-	-	-	-	481,117	481	3,037,750	(3,437,130)	(187,291)	(286,190)

Sale of Common stock	-	-	-	-	-	-	4,191	4	34,635	-	-	34,640

Deferred stock issuance costs	-	-	-	-	-	-	-	-	(36,000)	-	-	(36,000)

Warrants issued with convertible notes payable	-	-	-	-	-	-	-	-	49,005	-	-	49,005

Restricted stock award	-	-	-	-	-	-	-	-	29,167	-	-	29,167

Conversion of 100 shares of preferred stock- Series E to common stock	(100,000)	-	-	-	-	-	9,006	9	99,991	-	-	0

Cash dividends accrued on preferred stock - Series E	-	-	-	-	-	-	-	-	(13,360)	-	-	(13,360)

Stock based Compensation	-	-	-	-	-	-	-	-	494,989	-	-	494,989

Net loss	-	-	-	-	-	-	-	-	-	(2,056,310)	2,689	(2,053,621)

Balance, June 30, 2012	200,000	-	-	-	-	-	494,313	494	3,696,178	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	-	-	-	-	-	-	2,807	3	5,997	-	-	6,000

Sale of 90 shares of Series F Preferred Stock	-	90,000	-	-	-	-	-	-	-	-	-	90,000

Warrants issued for Convertible notes payable	-	-	-	-	-	-	-	-	5,410	-	-	5,410

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	-	133,222	-	-	133,222

Restricted stock award	-	-	-	-	-	-	10,000	10	20,823	-	-	20,833

Conversion of notes payable to common stock	-	-	-	-	-	-	947,238	947	288,973	-	-	289,920

Rescission of common shares issued at par	-	-	-	-	-	-	(12,818)	(13)	13	-	-	(0)

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	-	(5,617)	-	-	(5,617)

Issuance of Series H Preferred stock	-	-	-	-	-	-	-	-	60,000	-	-	60,000

Stock-based compensation	-	-	-	-	-	-	-	-	526,113	-	-	526,113

Net loss	-	-	-	-	-	-	-	-	-	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	-	-	-	-	1,441,540	1,442	4,731,112	(7,470,132)	(202,077)	(2,749,656)

Shares issued for conversion of debt	-	-	-	-	-	-	15,043,524	15,044	1,747,581	-	-	1,762,624

Beneficial conversion feature on notes payable	-	-	-	-	-	-	-	-	497,500	-	-	497,500

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	-	-	-	-	-	-	-	-	-	-	(100,000)

Cash dividends accrued on Series E Preferred stock	-	-	-	-	-	-	-	-	(1,139)	-	-	(1,139)

Issuance of Series I Preferred stock	-	-	-	-	4	-	-	-	1,039,071	-	-	1,039,074

Stock-based compensation	-	-	-	-	-	-	-	-	433,190	-	-	433,190

Net loss	-	-	-	-	-	-	-	-	-	(2,508,950)	-	(2,508,950)

Balance, June 30, 2014	-	90,000	-	-	4	-	16,485,064	16,485	8,447,315	(9,979,082)	(202,077)	(1,627,356)

Shares issued for conversion of debt							9,606,378	9,606	226,108			235,714

Fractional shares issued for reverse split							3,763	4				4

Write-down of Investment in Unconsolidated subsidiary									(1,039,074)			(1,039,074)

Net loss										(545,686)		(545,686)

Balance, September 30, 2014	-	90,000	-	-	4	-	26,095,205	26,095	7,634,348	(10,524,768)	(202,077)	(2,976,398)

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

		Three months ended September 30,
		2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(545,686)		$(351,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from Conversion of debt		165,012		−
Stock based compensation		−		133,701
Depreciation and amortization of property and equipment		4,780		4,780
Amortization of Deferred Financing Costs		1,264		−
Amortization of note payable discount		152,887		54,964
Derivative Liability Expense		78,710		−
Adjustment to Fair Value of Derivative Liability		(26,127)		−
Amortization of Original Issue Discount		247		174
Accrued interest and legal fees issued for notes		3,555		−
Previously Accrued dividends converted to notes payable		−		13,143
Reduction in liabilities for issuance of common stock		−		12,091
Changes in operating assets and liabilities:

Increase (decrease) in Accrued Expenses and other liabilities		40,523		30,995
Net cash provided by (used in) operating activities		(124,834)		(101,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities		−		−

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable		115,000		105,000
Net cash provided by financing activities		115,000		105,000

Net (Decrease) in Cash		(9,834)		3,609
Cash - Beginning of Period/Year		26,640		1,201

Cash - End of Period/Year		$16,806		$4,810

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$	−	$	−
Income Taxes	$	−	$	−

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of beneficial conversion feature on notes payable	$	−		$105,000
Debt discount recorded on convertible debt accounted for as a derivative liability		$115,000	$	−
Notes payable, accrued interest and other fees converted to common stock		$78,005		$35,347
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $-0- and $14,282, respectively for September 30, 2014 and September 30, 2013	$	−		$114,282
Cash dividend accrued on Preferred Stock-Series E	$	−		$1,138
Change in Fair Value of Investment in Unconsolidated subsidiary		$(1,039,074)	$	−

See accompanying notes to the financial statements

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

1. OVERVIEW, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”),

Minority-owned subsidiaries:

19% interest in Energy Innovative Products

49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). See discussion below.

The Company currently engages in the business of enabling pathology diagnostics through its AccelPath subsidiary.the Company’s Technest subsidiary was in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems but is no longer active.

Acquisition, Name Change, and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the parent company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware. The name change and domicile change became effective on May 2, 2012. On March 4, 2011, the Company acquired AccelPath, LLC and it became a wholly-owned subsidiary of the Company. The former members of AccelPath, LLC received an aggregate of 344,604 (86,151,240 pre-split) shares of our common stock and, immediately after the transaction, owned 72.5% of our issued and outstanding common stock. Immediately prior to the merger, the Company had 130,712 (32,678,056, pre-split) shares of common stock outstanding. Following the acquisition, AccelPath, LLC began operating as a wholly-owned subsidiary of the Company.

Operations

AccelPath

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

Energy Innovative Products (“EIP”)

AccelPath and EIP entered into an Agreement and Plan of Reorganization dated October 24, 2013, which would have resulted in EIP becoming a wholly-owned subsidiary of AccelPath. On October 9, 2014 EIP gave notice to Accelpath of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by Accelpath of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of AccelPath. Accelpath shall retire all shares of Series I Preferred Stock to treasury. See our Form 8-K filed October 16. 2014 for more detail

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly. While the termination of the transaction occurred subsequent to the balance sheet date, at the date of this report, we determined that the value of our Investment in EIP had no value. Thusly, we have written off our investment and subsequently reduced our Additional Paid-In Capital.

Village Tea Distributors, Inc.

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Distributors, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Village Tea, is a provider of environmentally-friendly exotic teas sourced directly from growers throughout Asia and Africa.  Combining exquisite taste with extraordinary health benefits, the Company plans to create a niche presence in the tea market and provide its products through leading health food retail chains, major retailers, specialty shops and its own outlets. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, Series J. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agreed to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement. See our Form 8-K filed October 16. 2014 for more detail

Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $545,686 for the three months ended September 30, 2014 and a net loss applicable to common shareholders of $2,510,089 for the year ended June 30, 2014. Further, the Company had a working capital deficit of $2,916,217 and a stockholders’ deficit of $2,861,395 at September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. ACCOUNTS PAYABLE

On October 7, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Accelpath, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,537,455 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $75,000.00 maturing six months from the date of issuance, as a fee to ASC ('Fee Note").  ASC had purchased the liabilities from the Company's creditors (both affiliated and non-affiliated) with a face amount of $1,537,455. The total amount of liabilities, as reported by the Company in this Form 10-Q for the quarter ended September 30, 2014, was $3,048,229, inclusive of the $1,612,455 representing the Claim Amount and the Fee Note.

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

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act.  To date, the Company has issued 40,975,000 Settlement Shares to ASC. All of these shares were issued after the balance sheet date.  As such, the full Claim Amount remains outstanding and payable to ASC at September 30, 2014.   Based upon the reported closing trading price of the Company's common stock on November 10, 2014 of $.0007 per share, if all $2,145,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue an aggregate of 3,040,000,000 shares, excluding the 40,975,000 shares already issued.

4. NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

		September 30,		June 30,
		2014		2014

Note payable – former Managing Member		$27,750		$27,750
Note payable – related corporation		4,300		4,300
Notes payable – stockholders		13,000		13,000
Convertible notes payable		777,217		729,120
Total		822,268		774,170
Convertible notes payable, discount		(88,834)		(126,722)
Total, net of discount		733,433		647,448
Less current portion		733,433		647,448
Long-term debt	$	−	$	−

All notes will mature during the Fiscal year ended June 30, 2015.

During the current fiscal year, the following notes have been issued:

On July 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on January 31, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a derivative liability of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On July 1, 2014, the Company issued a note for $25,000 for fees. The convertible promissory note bears no interest and matured on September 30, 2014. The Promissory Note matured on September 30, 2014 ,and bore no interest Shares of Common Stock to be issued upon conversion of each tranche shall be determined by dividing (a) the conversion amount by (b) the Market Price. The “Market Price” is defined as 50% of the lowest closing bid price for the twenty (20) days immediately preceding the conversion date. The Company recorded a derivative liability of $25,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, the note has been fully converted and no balance remains.

On August 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on February 28, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a derivative liability of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On September 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on March 31, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. The Company recorded a derivative liability of $30,000 based on the fair value of the common stock into which the note is convertible to and allocated $-0- of the proceeds to the discounted value of the note. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Derivative Liability Feature on Notes Payable

Prior to the fourth quarter of the prior fiscal year, for conventional convertible debt where the rate of conversion is based on a discount to the prevailing market value, the Company recorded a “beneficial conversion feature” (“BCF”) and related debt discount.

The BCF was recorded as a debt discount against the face amount of the respective debt instrument. There would be an offsetting increase to Additional paid in capital as the BCF is deemed to be an increase to equity. The discount would be amortized to interest expense over the life of the debt.

Commencing with the fourth quarter of the prior fiscal year, the Company reconsidered the requirements of the Financial Accounting Standards Board Accounting Standards Classification 820 (‘FASB ASC 820” or “ASC 820”) and determined that newly issued debt were derivative financial instruments. As such, a derivative expense was recorded on the issuance of the debt as well as a quarterly mark to market

Interest Expense

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $163,263 and $66,223 for the three months ended September 30, 2014 and 2013, respectively.

5. PREFERRED STOCK

Series E

As of September 30, 2014, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding. During the quarter ended September 30, 2013, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above) The Company accrued cash dividends payable of $-0- and $1,278 for the three months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there are no accrued dividends payable included in accrued expenses and other current liabilities.

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

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000. The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02. As of September 30, 2014 and 2013, there was no Series G Convertible Preferred Stock issued and outstanding.

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

As of the Balance sheet date, the Series H Preferred is convertible into 27,139,386 shares of common stock.

Series I

As previously disclosed, on October 24, 2013, The Company and EIP entered into an Agreement and Plan of Reorganization in which EIP was to become a wholly-owned subsidiary of The Company. On October 9, 2014 EIP gave notice to Accelpath of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by The Company of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of The Company. The Company shall retire all shares of Series I Preferred Stock to treasury.

As of the filing date of this report, there are -0- shares issued and outstanding of the Series I Preferred.

See our 8-K filing of October 16, 2014 for more detail

Series J

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Distributors, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, which is designated as Series J Preferred Stock. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agrees to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement.

6. COMMON STOCK

Our common stock is listed on the OTCBB and trades under the symbol ACLP. On September 4, 2014, there was a 1:250 reverse split.

During the three months ended September 30, 2014, the company issued 9,606,378 shares pursuant to the conversion of debt and 3,763 fractional shares associated with the reverse split of September 4, 2014.

On March 7, 2011, the Company entered into an Equity Purchase Agreement. Pursuant to the Equity Purchase Agreement, a third party committed to purchase up to $5,000,000 of common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012. The purchase price of the common stock to be sold pursuant to the Equity Purchase Agreement will be 95% of the average of the lowest three closing bid prices, consecutive or inconsecutive, during the five trading day period commencing on the date a put notice requesting that a third party purchase. On July 19, 2012, the Company received proceeds of $6,000 for the sale of 2,807 (701,754 pre-split) shares of common stock pursuant to the Equity Purchase Agreement with a third party. The registration statement is no longer effective.

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

Forfeitures. Stock-based compensation expense is recorded only for those awards that are expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. An annual forfeiture rate of 0% was applied to all unvested options as of September 30, 2014 which was management’s best estimate. This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	−	−
Expected term	3.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of September 30, 2014 and for the three months then ended is presented below. All information is presented pre-split:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at June 30, 2012	186,760	$15.00	8.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2013	186,760	$15.00	7.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited	−	−	−		−
Exercisable at June 30, 2014 and September 30, 2014	186,760	$15.00	6.84 years	$	−

On April 6, 2011, the Board of Directors granted stock options to purchase 169,450 shares of common stock at an exercise price of $16.25 per share. On May 13, 2011, the Board of Directors granted stock options to purchase 3,000 shares of common stock at an exercise price of $15.00 per share. The weighted average fair value of the options granted was estimated at $14.60 per share. These options vest over three years and have a term of 10 years.

On August 12, 2011, the Board of Directors granted stock options to purchase 480 shares of common stock at an exercise price of $12.50 per share. The weighted average fair value of the options on the date of the grant was estimated at $10.75 per share. These options vest over one year and have a term of 10 years.

On December 14, 2011, the Board of Directors granted stock options to purchase 10,000 shares of common stock at an exercise price of $3.75 per share. The weighted average fair value of the options on the date of the grant was estimated at $2.00 per share. These options vest monthly over 10 months and have a term of 10 years.

On January 12, 2012, the Board of Directors granted stock options to purchase 480 shares of common stock at an exercise price of $1.25 per share. The weighted average fair value of the options on the date of the grant was estimated at $1.00 per share. These options vest over one year and have a term of 10 years.

On June 3, 2012, the Board of Directors granted stock options to purchase 3,400 shares of common stock at an exercise price of $13.60 per share. The weighted average fair value of the options on the date of the grant was estimated at $3.88 per share. These options vest over three year and have a term of 10 years.

On March 15, 2012, the Company agreed to issue a restricted stock award of 10,000 shares of common stock to a consultant for services to be rendered with 5,000 shares vesting on June 15, 2012 and 5,000 shares vesting on September 15, 2012. As of September 30, 2014, the shares had not been issued. Consulting expense recorded for the restricted stock award was $29,167 for the year ended June 30, 2012.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition. No warrants were exercised during the year ended June 30, 2014 or the quarter ended September 30, 2014. On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired. During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 8). The warrants have an exercise price of $2.50 per share, are immediately exercisable and expire in five years from issuance. No warrants were issued, exercised or expired in the year ended June 30, 2014. The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2014 adjusted for the 1:250 stock split which took effect on September 4, 2014:

Exercise price	Number	Expiration Date

$2.50	2,000	02/10/2017
$2.50	4,000	02/17/2017
$2.50	1,250	04/18/2017
$2.50	800	08/15/2017
$2.50	200	08/20/2017
$2.50	1,000	09/14/2017
$2.50	1,000	10/02/2017
	10,250

The weighted average grant date fair value of the warrants granted during the three months ended September 30, 2013 was $0.0095 per share. The warrants were valued using the Black-Scholes option pricing model. The following assumptions were used for warrants issued during the three months ended September 30, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of 244.07% - 248.52%. The weighted average remaining life of the warrants at September 30, 2014 was 3.86 years. At September 30, 2014, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of September 30, 2013, the Company has 111,845 shares available for future grant under the Plan.

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of September 30, 2014 and 2013, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consist of the following:

	Shares Potentially Issuable
	September 30, 2014	June 30, 2014
Series E Convertible Preferred Stock	−	−
Series F Convertible Preferred Stock	180,000	180,000
Series G Convertible Preferred Stock	−	−
Series H Convertible Preferred Stock	1	1
Series I Convertible Preferred Stock	3,062,645	1,194,412
Convertible notes payable	73,322,091	36,212,654
Stock options	186,760	186,760
Restricted stock award	10,000	10,000
Warrants	10,250	10,250
Total	76,771,747	37,794,078

9. COMMITMENTS AND CONTINGENCIES

Operating Lease

Currently, the Company rents space at 137 National Plaza, Suite 300, National Harbor, MD 20745on a month-to-month basis. Monthly rent approximates $275. There are no future minimum lease rental payments.

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note. For the three months ended September 30, 2014, the Company has incurred $90,000 respectively. See Footnote 3 for details on the Notes issued for these services.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company had contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution. No contributions have been made in the current fiscal year. Contributions and other costs of the plan for the three months ended September 30, 2014 were $-0-. Contributions and other costs of the plan for the three months ended September 30, 2013 were $-0-.

11. OPERATING SEGMENTS

The Company had operated in three segments which are consistent with its internal organization. The major segments were medical diagnostic services, government contracting and Energy. The government contracting segment became inactive during the three months ended September 30, 2012 and the Company has terminated its Investment in Energy Innovative Products (See Note 1 for Details), an unconsolidated subsidiary. Thusly, the Company no longer believes segment reporting is appropriate.

12. SUBSEQUENT EVENTS

Material Definitive Agreement

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Distributors, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, designated as Series J Preferred Stock. The Series J Preferred Stock hasa stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agrees to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement.

Termination of Agreement with Energy Innovative Products (“EIP”)

As previously disclosed, on October 24, 2013, AccelPath and EIP entered into an Agreement and Plan of Reorganization in which EIP was to become a wholly-owned subsidiary of AccelPath. On October 9, 2014 EIP gave notice to Accelpath of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by Accelpath of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of AccelPath. Accelpath shall retire all shares of Series I Preferred Stock to treasury.

Issuance of Debt

On October 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 10, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On October 16, 2014, the Company borrowed $15,000 from a third party in a convertible promissory note. The convertible promissory note bears interest at 10% per annum and matures on September 30, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the thirty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On November 1, 2014, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on May 30, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Issuance of Common Stock

Since the Balance sheet date, the Company issued 230,003,363 shares of common stock as follows:

189,028,363 shares were issued for the conversion of $68,880.41 of debt, plus $1,305.57 in accrued interest and $5,100 in expenses related to the conversion.

40,975,000 were issued for retirements of trade payables through the 3(a)(10) program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Accelpath, Inc. (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," "scheduled" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters:

•

expectations regarding the Company's growth;

•

the Company's beliefs regarding its acquisition, redevelopment, development, leasing and operational activities and opportunities, including the performance of its retailers;

•

the Company's acquisition, disposition and other strategies;

•

regulatory matters pertaining to compliance with governmental regulations;

•

the Company's capital expenditure plans and expectations for obtaining capital for expenditures;

•

the Company's expectations regarding income tax benefits;

•

the Company's expectations regarding its financial condition or results of operations; and

•

the Company's expectations for refinancing its indebtedness, entering into and servicing debt obligations and entering into joint venture arrangements.

Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2014, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

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

OVERVIEW

The Company is in the business of enabling pathology diagnostics through its Accelpath subsidiary. The Technest subsidiary was in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems but is no longer active. See below for a description of our Accelpath business.

Subsequent to September 30, 2014, the Company terminated its investment in Energy Innovative Products and undertook an investment in Village Tea Distributors, Inc. Please see Note 1 to Condensed Consolidated Financial Statements included in this form 10-Q for an Overview of these businesses.

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

Energy Innovative Products (“EIP”)

AccelPath and EIP entered into an Agreement and Plan of Reorganization dated October 24, 2013, which would have resulted in EIP becoming a wholly-owned subsidiary of AccelPath. On October 9, 2014 EIP gave notice to Accelpath of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by Accelpath of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of AccelPath. Accelpath shall retire all shares of Series I Preferred Stock to treasury.

The Company accounts for its investment in EIP under the Cost method and includes it under the caption, Investment in Unconsolidated subsidiary. The Company evaluates its investment in EIP for impairment quarterly. While the termination of the transaction occurred subsequent to the balance sheet date, at the date of this report, we determined that the value of our Investment in EIP had no value. Thusly, we have written off our investment and subsequently reduced our Additional Paid-In Capital.

Acquisition, Name Change, and Domicile Change

On February 7, 2012, the Board of Directors approved and recommended a change in the parent company’s name from Technest Holdings, Inc. to AccelPath, Inc. and a change in the domicile of the Company from Nevada to Delaware. The name change and domicile change became effective on May 2, 2012. On March 4, 2011, the Company acquired AccelPath, LLC and it became a wholly-owned subsidiary of the Company. The former members of AccelPath, LLC received an aggregate of 334,604 (86,151,240 pre-split) shares of our common stock and, immediately after the transaction, owned 72.5% of our issued and outstanding common stock. Immediately prior to the merger, the Company had 130,712 (32,678,056, pre-split) shares of common stock outstanding. Following the acquisition, AccelPath, LLC began operating as a wholly-owned subsidiary of the Company.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared with the three and three months ended September 30, 2013

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

Revenues

The Company had $40,500 in revenues during the three months ended September 30, 2014 compared with $54,000 in revenues during the three months ended September 30, 2013. Revenues for the three months ended September 30, 2014 and September 30, 2013 were solely from medical diagnostic services. The $13,500 decrease in revenue resulted from the loss of a service contract for one laboratory.

Gross profit

The gross profit for the three months ended September 30, 2014 was $40,500 or 100% of revenues compared to a gross profit of $54,000 or 100% of revenues for the three months ended September 30, 2013. The $13,500 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under AccelPath’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 were $205,328 compared to $345,517 for the three months ended September 30, 2013, a decrease of $140,148. The decrease was predominately due to the lack of stock-based compensation during the current quarter. All previously incurred tock-based compensation expense was amortized during the fiscal year ended June 30, 2014.

During the three months ended September 30, 2014 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the three months ended September 30, 2013, the Company recognized stock-based compensation expense of $133,703.

Operating loss

The operating loss for the three months ended September 30, 2014 was $164,828 compared with $291,517 for the three months ended September 30, 2013. The $126,688 decrease in operating loss was primarily due to the lack of stock-based compensation in the current period partially offset by reduced medical diagnostic contract revenues.

Other income (expense)

Other income (expense) was $(380,858) for the three months ended September 30, 2014 compared to $(59,722) for the three months ended September 30, 2013. During the three months ended September 30, 2014, the Company had $163,263 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature and derivative liability on debt and accrual of the Original Issue Discount. Additionally, there was $165,012 on loss on stock issuances due to the conversion of debt and a net $52,583 loss associated with the derivative liability. For the three months ended September 30, 2013, the Company had $66,223 in interest expense on notes payable, including amortization of the Beneficial Conversion Feature and derivative liability on debt and accrual of the Original Issue Discount and a loss on a terminated acquisition of $64,125. This was partially offset by technology licensing income of $6,501 in the prior period.

Net loss applicable to common shareholders

The net income applicable to common shareholders for the three months ended September 30, 2014 was $545,686 in comparison with a net loss of $351,239 applicable to common shareholders for the three months ended September 30, 2013. The net loss per share was $0.02 per share for the three months ended September 30, 2014 and $0.23 per share for the three months ended September 30, 2013. Included in the net loss applicable to common shareholders for the three months ended September 30, 2013 are accrued cash dividends of $1,397 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On September 30, 2014, the Company had a working capital deficit of $3,031,217 compared to a working capital deficit of $2,726,028 at June 30, 2014. The $305,189 decrease in working capital is due primarily to the operating loss incurred by the Company during the three months ended September 30, 2014. AccelPath exited the development stage in October 2010. Our primary source of operating cash flows to date has been from financing activities. During the three months ended September 30, 2014, we received $115,000 from the issuance of notes payable.

Sources of Liquidity

During the three months ended September 30, 2014 and the year ended June 30, 2014, we satisfied our operating cash requirements primarily from the issuance of notes payable and the collection of revenues from our medical diagnostics subsidiary.

COMMITMENTS AND CONTINGENCIES

Facilities

The Company currently leases office space at 137 National Plaza, Suite #300, National Harbor, MD 20745. Rent is $275 per month. Our telephone number is 240-273-3295.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of September 30, 2014, the Company had warrants outstanding for the purchase of 10,500 shares of common stock. The Company does not expect any material cash proceeds from exercise of these warrants. As of September 30, 2013, the Company had stock options outstanding for the purchase of 186,720 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party. Pursuant to the Equity Purchase Agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective. Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of September 30, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

1.

lack of documented policies and procedures;

2.

inadequate resources dedicated to the financial reporting function; and

3.

ineffective separation of duties due to limited staff.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014 and June 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None except those previously mentioned in this report under Footnote 4 of the Financial statements

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Not Applicable

Item 6. Exhibits

		Filed with this Quarterly	Incorporated by reference
Exhibit No.	Description	Report	Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

ACCELPATH, INC.

Date: November 14, 2014	By:	/s/ Gilbert Steedley
Gilbert Steedley
Chief Executive Officer and President