Form 10-Q
period 2014-12-31
AccelPath, Inc.
filed 2015-02-23
CIK 1077800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

As of February 23, 2015, there were 685,019,378 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

December 31, 2014

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Balance Sheets

	December 31	June 30
	2014	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,223	$26,640
Accounts Receivable	4,384	−
Inventory	142,549	−
Deferred Financing costs	1,442	1,470
Other Current Assets	34,352	−
Total current assets	186,950	28,110
Non-Current assets
Property and equipment - net	50,038	59,598
Other Capitalized costs	49,130	−
Investment in Unconsolidated Subsidiary	−	1,039,074
Goodwill	2,145,489	−
Total non-current assets	2,244,657	1,098,672
Total assets	$2,431,608	$1,126,782

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses	601,384	406,593
Accrued compensation	351,555	371,555
Derivative Liability	452,211	66,962
Amounts due to Management of Consolidated Subsidiary	334,898	−
Current portion of notes payable- net of discounts of $158,325 and $126,722 at December 31, 2014 and June 30, 2014 , respectively	738,966	647,448
Non-convertible debt- current	360,500	−
Total current liabilities	4,101,093	2,754,138

Other Long Term Obligations	8,500	−
Total Non-current Liabilities	8,500	−
Total Liabilities	4,109,593	2,754,138

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- issued and outstanding at December 31, 2014 and June 30, 2014, respectively	−	−
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at December 31, 2014 and June 30, 2014	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at December 31, 2014 and June 30, 2014	−	−
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at December 31, 2014 and June 30, 2014	−	−
Preferred stock- Series I Convertible; stated value $1,000 per share; 3,500 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized	−	4
Preferred stock- Series J 10% Convertible; stated value $1,000 per share; No shares issued and outstanding at December 31, 2014 and June 30, 2014. Par value $.001, 3,500 shares authorized	1,525,000	−
Common stock, $0.001 par value, 9,950,000,000 shares authorized; 685,019,378 and 16,485,064 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	685,019	16,485
Additional paid-in capital	8,413,838	8,447,315
Accumulated Deficit	(11,728,769)	(9,979,082)
Total stockholders' (deficit) of AccelPath, Inc.	(1,014,912)	(1,425,279)
Non-Controlling interest	(663,073)	(202,077)
Total stockholders' (deficit)	(1,677,985)	(1,627,356)

Total liabilities and stockholders' (deficit)	$2,431,608	$1,126,782

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2014		2013

Revenues		$18,081		$54,000

Cost of Revenues		5,779		−

Gross Profits		12,302		54,000
Operating Expenses
Selling General and Administrative Expenses		238,034		367,007
Total Operating Expenses		238,034		367,007

Operating Income (Loss)		(225,733)		(313,007)

Other Income (Expense)
Interest expense		(129,201)		(101,709)
Loss on Conversion of Debt		(202,563)		(310,836)
Derivative Liability Expense		(145,811)		−
Adjustment to Fair Value of Derivative Liability		108,144		−
Technology licensing Income		−		−

Total Other (Expense) - net		(369,431)		(412,545)

Net Income (Loss)		(595,164)		(725,552)

Net income (Loss) attributable to non-controlling interest	$	−	$	−

Net Income (Loss) Accelpath, Inc.		(595,164)		(725,552)

Deemed and cash dividends to Preferred Stockholders		−		($1,139)

Net loss applicable to Common shareholders		$(595,164)		$(726,691)

Net loss per common share - basic and diluted		$(0.00)		$(0.28)

Weighted average number of common shares outstanding during the period/year - basic and diluted		291,107,709		2,626,310

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Operations

(Unaudited)

	Six Months Ended December 31,
	2014	2013

Revenues	$58,581	$108,000

Cost of Revenues	5,779	−

Gross Profits	52,802	108,000
Operating Expenses
Selling General and Administrative Expenses	443,363	712,524
Total Operating Expenses	443,363	712,524

Operating Income (Loss)	(390,561)	(604,524)

Other Income (Expense)
Interest expense	(292,464)	(167,932)
Loss on Conversion of Debt	(367,575)	(310,836)
Derivative Liability Expense	(224,521)	−
Adjustment to Fair Value of Derivative Liability	134,272	−
Technology licensing Income	−	6,501

Total Other (Expense) - net	(750,289)	(472,267)

Net Income (Loss)	$(1,140,850)	$(1,076,791)

Net income (Loss) attributable to non-controlling interest	−	−

Net Income (Loss) Accelpath, Inc.	(1,140,850)	(1,076,791)

Deemed and cash dividends to Preferred Stockholders	−	−

Net loss applicable to Common shareholders	$(1,140,850)	$(1,076,791)

Net loss per common share - basic and diluted	$(0.01)	$(0.52)

Weighted average number of common shares outstanding during the period/year - basic and diluted	156,491,873	2,070,198

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Statements of Stockholders’ (Deficit)

For the Period of June 30, 2012 through December 31, 2014

(Unaudited)

	Preferred stock						Common Stock		Additional		Non-Controlling Interest	Total Stockholders'
	Series E ($)	Series F ($)	Series G ($)	Series H ($)	Series I ($)	Series J ($)	Shares	Amount ($)	Paid-In Capital ($)	Accumulated Deficit ($)	in Subsidiary ($)	Equity (Deficit) ($)

Balance, June 30, 2012	200,000	−	−	−	−	−	494,313	494	3,696,178	(5,493,440)	(184,602)	(1,781,370)

Sale of Common stock	−	−	−	−	−	−	2,807	3	5,997	−	−	6,000

Sale of 90 shares of Series F Preferred Stock	−	90,000	−	−	−	−	−	−	−	−	−	90,000

Warrants issued for Convertible notes payable	−	−	−	−	−	−	−	−	5,410	−	−	5,410

Beneficial conversion feature on notes payable	−	−	−	−	−	−	−	−	133,222	−	−	133,222

Restricted stock award	−	−	−	−	−	−	10,000	10	20,823	−	−	20,833

Conversion of notes payable to common stock	−	−	−	−	−	−	947,238	947	288,973	−	−	289,920

Rescission of common shares issued at par	−	−	−	−	−	−	(12,818)	(13)	13	−	−	(0)

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	−	−	−	−	−	−	−	−	−	−	(100,000)

Cash dividends accrued on Series E Preferred stock	−	−	−	−	−	−	−	−	(5,617)	−	−	(5,617)

Issuance of Series H Preferred stock	−	−	−	−	−	−	−	−	60,000	−	−	60,000

Stock-based compensation	−	−	−	−	−	−	−	−	526,113	−	−	526,113

Net loss	−	−	−	−	−	−	−	−	−	(1,976,692)	(17,475)	(1,994,167)

Balance, June 30, 2013	100,000	90,000	−	−	−	−	1,441,540	1,442	4,731,112	(7,470,132)	(202,077)	(2,749,656)

Shares issued for conversion of debt	−	−	−	−	−	−	15,043,524	15,044	1,747,581	−	−	1,762,624

Beneficial conversion feature on notes payable	−	−	−	−	−	−	−	−	497,500	−	−	497,500

Conversion of 100 shares of Series E Preferred Stock to note payable	(100,000)	−	−	−	−	−	−	−	−	−	−	(100,000)

Cash dividends accrued on Series E Preferred stock	−	−	−	−	−	−	−	−	(1,139)	−	−	(1,139)

Issuance of Series I Preferred stock	−	−	−	−	4	−	−	−	1,039,071	−	−	1,039,074

Stock-based compensation	−	−	−	−	−	−	−	−	433,190	−	−	433,190

Net loss	−	−	−	−	−	−	−	−	−	(2,508,950)	−	(2,508,950)

Balance, June 30, 2014	−	90,000	−	−	4	−	16,485,064	16,485	8,447,315	(9,979,082)	(202,077)	(1,627,356)

Shares issued for conversion of debt	−	−	−	−	−	−	608,833,551	608,834	(50,547)	−	−	558,287

Shares issued for 3a10 program	−	−	−	−	−	−	59,697,000	59,697	(25,345)	−	−	34,352

Fractional shares issued for reverse split	−	−	−	−	−	−	3,763	4	−	−	−	4

Write-down of Investment in Unconsolidated subsidiary	−	−	−	−	(4)	−	−	−	(1,039,071)	−	−	(1,039,074)

Issuance of Series J Preferred Stock	−	−	−	−	−	1,525,000	−	−	620,489	−	−	2,145,489

Accumulated net loss in Village Tea upon acquisition	−	−	−	−	−	−	−	−	−	(608,837)	−	(608,837)

Establishment of Minority interest in Village Tea Distributors LLC	−	−	−	−	−	−	−	−	460,996	−	(460,996)	−

Net loss	−	−	−	−	−	−	−	−	−	(1,140,850)	−	(1,140,850)

Balance, December 30, 2014	−	90,000	−	−	−	1,525,000	685,019,378	685,019	8,413,837	(11,728,769)	(663,073)	(1,677,985)

See accompanying notes to the financial statements

AccelPath, Inc. (Formerly Technest Holdings, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2014		2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,140,850)		$(1,076,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from Conversion of debt		367,575		310,836
Stock based compensation		−		267,402
Depreciation and amortization of property and equipment		9,560		9,560
Amortization of Deferred Financing Costs		2,527		−
Amortization of note payable discount		263,397		139,486
Derivative Liability Expense		224,521		−
Adjustment to Fair Value of Derivative Liability		(134,272)		−
Amortization of Original Issue Discount		247		3,214
Accrued interest and legal fees issued for notes		18,587		3,426
Previously Accrued dividends converted to notes payable		−		13,143
Reduction in liabilities for issuance of common stock		−		12,091
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable		(4,384)		−
Decrease (increase) in Inventory		(142,549)		−
Increase (decrease) in Accrued Expenses and other liabilities		194,791		46,471
Increase (decrease) in Accrued Compensation		(20,000)		−

Net cash provided by (used in) operating activities		(360,847)		(271,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Working capital acquired in Village tea Acquisition		45,931		−
Net cash used in investing activities		45,931		−

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of deferred financing costs		292,500		274,000
Net cash provided by financing activities		292,500		274,000

Net (Decrease) in Cash		(22,417)		2,838
Cash - Beginning of Period/Year		26,640		1,201

Cash - End of Period/Year		$4,223		$4,039

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$	−	$	−
Income Taxes	$	−	$	−

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants issued with convertible notes payable	$	−	$	−
Fair value of beneficial conversion feature on notes payable	$	−		$274,000
Debt discount recorded on convertible debt accounted for as a derivative liability		$295,000	$	−
Notes payable, accrued interest and other fees converted to common stock		$198,014	$	−
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $-0- and $14,282, respectively for September 30, 2014 and September 30, 2013	$	−		$114,282
Cash dividend accrued on Preferred Stock-Series E	$	−		$1,138
Change in Fair Value of Investment in Unconsolidated subsidiary		$(1,039,074)	$	−
Common Stock issued for 3a10 program		$34,352	$	−
Issuance of Series J Convertible Preferred Stock		$1,525,000	$	−

ACCELPATH, INC. (Formerly - TECHNEST HOLDINGS INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

1. OVERVIEW, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”),currently defunct

Majority Owned Subsidiaries:

Village Tea Distribution Company, LLC – 70% owned

Minority-owned subsidiaries:

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

Village Tea Company Distribution, Inc.

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Company Distribution, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Village Tea, is a provider of environmentally-friendly exotic teas sourced directly from growers throughout Asia and Africa. Combining exquisite taste with extraordinary health benefits, the Company plans to create a niche presence in the tea market and provide its products through leading health food retail chains, major retailers, specialty shops and its own outlets. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, Series J. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agreed to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement. Management of Village Tea agreed to defer the dividend for the period ended December 31, 2014.

See our Form 8-K filed October 16. 2014 for more detail.

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary AccelPath, its inactive now defunct wholly-owned subsidiary Genex, its 70% owned consolidated subsidiary, Village Tea and its 49% owned subsidiary Technest. Technest became inactive in the three months ending December 31, 2012. Technest previously conducted research and development in the field of computer vision technology and the Company has the right of first refusal to commercialize products resulting from this research and development. The Company’s former Chief Executive Officer beneficially owns 23% of Technest, an employee owns 23% and an unrelated a third party owns 5%. Technest is considered a variable interest entity (VIE) for which the Company is the primary beneficiary.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,140,850 for the six months ended December 31, 2014 and a net loss applicable to common shareholders of $2,510,089 for the year ended June 30, 2014. Further, the Company had a working capital deficit of $3,914,143 and a stockholders’ deficit of $1,677,984 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. ACCOUNTS PAYABLE

On October 7, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Accelpath, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,537,455 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $75,000.00 maturing six months from the date of issuance, as a fee to ASC ('Fee Note"). ASC had purchased the liabilities from the Company's creditors (both affiliated and non-affiliated) with a face amount of $1,537,455. The total amount of liabilities, as reported by the Company in this Form 10-Q for the quarter ended December 31, 2014, was $3,961,093, inclusive of the $1,612,455 representing the Claim Amount and the Fee Note.

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

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act. To date, the Company has issued 59,697,000 Settlement Shares to ASC. All of these shares were issued after the balance sheet date. As such, the full Claim Amount remains outstanding and payable to ASC at December 31, 2014. Based upon the reported closing trading price of the Company's common stock on February 19, 2015 of $.0001 per share, if all $2,145,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue an aggregate of 2,145,000,000 shares, excluding the 59,697,000 shares already issued.

As of the date of this filing, no proceeds from the sale of these shares have been used to repay creditors. At December 31, 2014, the value of the shares upon issuance is recorded as an Other current asset of $34,352.

4. CONVERTIBLE NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	December 31,	June 30,
	2014	2014

Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	13,000	13,000
Convertible notes payable	777,217	729,120
Total	897,291	774,170
Convertible notes payable, discount	(158,325)	(126,722)
Total, net of discount	738,966	647,448
Less current portion	738,966	647,448
Long-term debt	$ −	$ −

All notes will mature prior to December 31, 2015

During the current fiscal year, the Company has issued $180,000 of notes for consulting purposes and $110,000 in notes for cash.

The consulting notes are comprised of six $30,000 notes which mature between January 1, 2015 and October 1, 2015. They carry no interest and convert into common stock at a 50% discount to the low closing bid price over the prior thirty days

The notes for cash are comprised of six notes which convert into common stock at anywhere between a 42% and 50% discount to the prevailing market price. All notes mature before December 31, 2015.

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

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $292,464 and $167,932 for the six months ended December 31, 2014 and 2013, respectively.

5. NON-CONVERTIBLE DEBT

The Company issued the following Note Payables:

2013

Eight separate notes form an investor were received in 2013 as follows:

Date Issued	Maturity Date	Interest rate	Amount
February 27,2013	June 30, 2014	8%	$1,500
March 14, 2013	June 30, 2014	8%	$6,500
April 23,2013	June 30, 2014	8%	$5,000
May 9, 2013	June 30, 2014	8%	$10,000
June 30, 2013	June 30, 2014	8%	$7,500
July 11, 2013	June 30, 2014	8%	$10,000
July 29, 2013	June 30, 2014	8%	$10,000
August 23, 2013	June 30, 2014	8%	$13,000

Total for 2013			$63,500

2012

An investor lent the Company $80,000 for operating expenses throughout the year. These expenses were put forth in a note that matures on January 1, 2015 and carries no interest.

2011

Beverley Reif lent the Company $100,000 on March 15, 2011. The note bore an interest rate of 5% and matured on September 15, 2011. If the note were not paid by maturity, the interest rate would increase to 18%.

Dana Pope lent the Company $57,000 on March 15, 2011. The note bore an interest rate of 5% and matured on September 15, 2011. If the note were not paid by maturity, the interest rate would increase to 18%.

Both of these notes are currently subject to a litigation. See footnote 9 below.

An investor lent the Company $60,000 for operating expenses throughout the year. These expenses were put forth in a note that matures on January 1, 2015 and carries no interest.

Non-Convertible Debt Summary

2011 notes	$217,000
2012 notes	80,000
2013 notes	63,500

Total Non-Convertible Debt	$360,500

6. PREFERRED STOCK

Series E

As of December 31, 2014, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding. During the quarter ended December 31, 2013, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above) The Company accrued cash dividends payable of $-0- and $1,139 for the three months ended December 31, 2014 and 2013, respectively. At December 31, 2014, there are no accrued dividends payable included in accrued expenses and other current liabilities.

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

On September 10, 2012, the Company issued 90 shares of its Series F Preferred Stock for the purchase price of $90,000 to certain existing investors of the Company. The 90 shares of Series F Preferred are currently convertible into 180,000 shares of common stock. The Company determined that there was a beneficial conversion feature of $360,000 for the issuance of the 90 shares of Series F Preferred Stock. The beneficial conversion feature was calculated based on the effective conversion price per share compared to the fair value per share of common stock on the commitment date. This resulted in a deemed dividend in the amount of $360,000 for the three months ended September 30, 2012.

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000. The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02. As of December 31, 2014 and 2013, there was no Series G Convertible Preferred Stock issued and outstanding.

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

Series I

As previously disclosed, on October 24, 2013, The Company and EIP entered into an Agreement and Plan of Reorganization in which EIP was to become a wholly-owned subsidiary of The Company. On October 9, 2014 EIP gave notice to Accelpath of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by The Company of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of The Company. The Company retired all shares of Series I Preferred Stock to treasury.

As of the filing date of this report, there are -0- shares issued and outstanding of the Series I Preferred.

See our 8-K filing of October 16, 2014 for more detail

Series J

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Distributors, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, which is designated as Series J Preferred Stock. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agrees to assume the debt obligations of Village Tea in connection with the Agreement.

Management of Village Tea agreed to defer the dividend for the period ended December 31, 2014.

7. COMMON STOCK

Our common stock is listed on the OTCBB and trades under the symbol ACLP. On September 4, 2014, there was a 1:250 reverse split.

During the six months ended December 31, 2014, the Company issued the following shares:

•

608,833,551 shares pursuant to the conversion of debt, accrued interest and related expenses;

•

59,697,000 shares pursuant to the 3a10 program;

•

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

Forfeitures. Stock-based compensation expense is recorded only for those awards that are expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. An annual forfeiture rate of 0% was applied to all unvested options as of December 31, 2014 which was management’s best estimate. This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	−	−
Expected term	3.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of December 31, 2014 and for the three months then ended is presented below. All information is presented pre-split:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	186,760	$15.00	8.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2013	186,760	$15.00	7.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited	−	−	−		−
Exercisable at June 30, 2014 and December 31, 2014	186,760	$15.00	6.84 years	$	−

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

On March 15, 2012, the Company agreed to issue a restricted stock award of 10,000 shares of common stock to a consultant for services to be rendered with 5,000 shares vesting on June 15, 2012 and 5,000 shares vesting on September 15, 2012. As of December 31, 2014, the shares had not been issued. Consulting expense recorded for the restricted stock award was $29,167 for the year ended June 30, 2012.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition. No warrants were exercised during the year ended June 30, 2014 or the quarter ended December 31, 2014. On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired. During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 8). The warrants have an exercise price of $2.50 per share, are immediately exercisable and expire in five years from issuance. No warrants were issued, exercised or expired in the year ended June 30, 2014. The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2014 adjusted for the 1:250 stock split which took effect on September 4, 2014:

Exercise price	Number	Expiration Date

$2.50	2,000	02/10/2017
$2.50	4,000	02/17/2017
$2.50	1,250	04/18/2017
$2.50	800	08/15/2017
$2.50	200	08/20/2017
$2.50	1,000	09/14/2017
$2.50	1,000	10/02/2017
	10,250

The weighted average grant date fair value of the warrants granted during the three months ended December 31, 2013 was $0.0095 per share. The warrants were valued using the Black-Scholes option pricing model. The following assumptions were used for warrants issued during the three months ended December 31, 2013; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of 244.07% - 248.52%. The weighted average remaining life of the warrants at December 31, 2014 was 3.86 years. At December 31, 2014, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of December 31, 2013, the Company has 111,845 shares available for future grant under the Plan.

8. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of December 31, 2014 and 2013, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consist of the following:

	December 31, 2014	December 31, 2013
Series E 5% convertible preferred stock	−	−
Series F Convertible Preferred stock	180,000	180,000
Series G Convertible Preferred stock	−	−
Series H Convertible Preferred stock	1	1
Series I Convertible Preferred stock	−	1,194,412
Series J Convertible stock	68,501,938	−
Convertible Notes Payable*	342,646,780	14,261,876
Stock options	186,760	186,760
Restricted stcok award	10,000	10,000
Warrants	10,250	10,250

	411,535,729	15,843,299

* Conversions are subject to 9.99% conversion limitations at one time.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease

Currently, the Company rents space at 137 National Plaza, Suite 300, National Harbor, MD 20745on a month-to-month basis. Monthly rent approximates $275. There are no future minimum lease rental payments.

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note. For the three months ended December 31, 2014, the Company has incurred $90,000 respectively. See Footnote 3 for details on the Notes issued for these services.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company had contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution. No contributions have been made in the current fiscal year. Contributions and other costs of the plan for the six months ended December 31, 2014 were $-0-. Contributions and other costs of the plan for the six months ended December 31, 2013 were $-0-.

11. OPERATING SEGMENTS

The Company had operated in three segments which are consistent with its internal organization. The major segments were medical diagnostic services, government contracting, and Tea sales.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

Data for the three and six months ended December 31, 2014 and December 31, 2013 follow below:

	Three Months Ended December 31, 2014
	Medical	Government	Tea
	Diagnostics	Contracting	Sales	Unallocated		Total

Revenues	$13,500	$ −	$4,581	$	−	$18,081

Cost of Goods Sold	−	−	5,779		−	5,779

Total Operating Expenses	33,583	−	102,108		102,344	238,034

Operating Income (Loss)	(20,083)	−	(103,306)		(102,344)	(123,389)

Other Income (Expense)	−	−	−		(369,431)	(369,431)

Net Income	(20,083)	−	(103,306)		(471,775)	(492,820)

Total Assets	$45,034	$5,004	$196,063		$2,185,507	$2,431,608

	Three Months Ended December 31, 2013
	Medical	Government	Tea
	Diagnostics	Contracting	Sales		Unallocated		Total

Revenues	$54,000	$ −	$	−	$	−	$54,000

Cost of Goods Sold	−	−		−		−	−

Total Operating Expenses	63,853	478		−		302,676	367,007

Operating Income (Loss)	(9,853)	(478)		−		(302,676)	(313,007)

Other Income (Expense)	−	−		−		(412,545)	(412,545)

Net Income	(9,853)	(478)		−		(715,221)	(725,552)

Total Assets	$67,282	$5,916	$	−		$1,039,074	$1,112,272

	Six Months Ended December 31, 2014
	Medical	Government	Tea
	Diagnostics	Contracting	Sales	Unallocated		Total

Revenues	$54,000	$ −	$4,581	$	−	$58,581

Cost of Goods Sold	−	−	5,779		−	5,779

Total Operating Expenses	83,917	−	102,108		257,338	443,363

Operating Income (Loss)	(29,917)	−	(103,306)		(257,338)	(390,561)

Other Income (Expense)	−	−	−		(750,289)	(750,289)

Net Income	(29,917)	−	(103,306)		(1,007,627)	(1,140,850)

Total Assets	$45,034	$5,004	$196,063		$2,185,507	$2,431,608

	Six Months Ended December 31, 2013
	Medical	Government	Tea
	Diagnostics	Contracting	Sales		Unallocated		Total

Revenues	$108,000	$ −	$	−	$	−	$108,000

Cost of Goods Sold	−	−		−		−	−

Total Operating Expenses	142,827	956		−		568,741	712,524

Operating Income (Loss)	(34,827)	(956)		−		(568,741)	(604,524)

Other Income (Expense)	−	−		−		(472,267)	(472,267)

Net Income	(34,827)	(956)		−		(1,041,008)	(1,076,791)

Total Assets	$67,282	$5,916	$	−		$1,039,074	$1,112,272

12. SUBSEQUENT EVENTS

Material Definitive Agreement

On February 5, 2015, AccelPath, INc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with STI Signature Spirits Group, LLC, a New York limited liability company (“STI”), and the members of STI (collectively referred to as the Sellers). Under the terms of the Agreement, the Sellers will sell 52.78 membership interests in STI, representing 52% of the outstanding membership units of STI (the “Majority Interest”), to the Company. In exchange for the Majority Interest, the Company shall issue shares of a newly created Series K preferred stock (the “Preferred Stock”) with a stated value of $750,000 and $55,000 of restricted common stock of the Company and will assume $485,516.53 worth of STI’s debt. Further, the Sellers shall be entitled to additional shares of Preferred Stock with a stated value of $2,250,000 pursuant to a three year earn out based on the number of units sold and booked by STI for each calendar year beginning the 2015. Please see our 8-K of February 10, 2015 for more detail.

Issuance of Debt

On January 1, 2015, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on December 1, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On February 1, 2015, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on December 1, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On January 8, 2014, the Company borrowed $2,000 from a third party in a convertible promissory note. The convertible promissory note bears interest at 10% per annum and matures on December 31, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the thirty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended December 31, 2014 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Subsequent to December 31, 2014, the Company terminated its investment in Energy Innovative Products and undertook an investment in Village Tea Distributors, Inc. Please see Note 1 to Condensed Consolidated Financial Statements included in this form 10-Q for an Overview of these businesses.

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

Technest Business

Technest focuses on the design, research and development, integration, sales and support of three-dimensional imaging devices and systems primarily in the healthcare industries and intelligent surveillance devices and systems, and three-dimensional facial recognition in the security industries. Historically, the Company’s largest customers have been the National Institutes of Health and the Department of Defense. During the three months ended December 31, 2013, the Technest business became inactive.

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

Village Tea Company Distribution, Inc.

On October 16, 2014, AccelPath entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Company Distribution, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Village Tea, is a provider of environmentally-friendly exotic teas sourced directly from growers throughout Asia and Africa. Combining exquisite taste with extraordinary health benefits, the Company plans to create a niche presence in the tea market and provide its products through leading health food retail chains, major retailers, specialty shops and its own outlets. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of AccelPath. Accelpath issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, Series J. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accelpath at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accelpath agreed to assume the debt obligations of Village Tea in connection with the Agreement.

RESULTS OF OPERATIONS

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

Three months ended December 31, 2014 compared with the three months ended December 31, 2013

Revenues

The Company had $18,081 in revenues during the three months ended December 31, 2014 compared with $54,000 in revenues during the three months ended December 31, 2013. Revenues for the three months ended December 31, 2014 were comprised of medical diagnostic revenue of $13,500 and sales of tea products of $4,581. Revenues for December 31, 2013 were solely from medical diagnostic services. The $40,500 decrease in medical diagnostic revenue resulted from the loss of the one remaining service contract in October 2014. The increase in tea sales of $4,581 were due solely to the purchase of our Village Tea subsidiary

Gross profit

The gross profit for the three months ended December 31, 2014 was $12,302 or 68% of revenues compared to a gross profit of $54,000 or 100% of revenues for the three months ended December 31, 2013. $40,500 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under AccelPath’s business model there are minimal, if any, costs of revenues. The remaining decrease of $1,198 in gross profit was due to insufficient revenues at our Village Tea subsidiary to cover marginal cost.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 were $238,034 compared to $367,007 for the three months ended December 31, 2013, a decrease of $128,973. The decrease was predominately due to the lack of stock-based compensation during the current quarter, partially offset by operating costs at Village Tea. All previously incurred stock-based compensation expense was amortized during the fiscal year ended June 30, 2014.

During the three months ended December 31, 2014 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the three months ended December 31, 2013, the Company recognized stock-based compensation expense of $133,703.

Operating loss

The operating loss for the three months ended December 31, 2014 was $225,733 compared with $313,007 for the three months ended December 31, 2013. The $87,274 improvement in operating loss was primarily due to the lack of stock-based compensation in the current period partially offset by reduced medical diagnostic contract revenues.

Other income (expense)

Other income (expense) was $(369,431) for the three months ended December 31, 2014 compared to $(412,545) for the three months ended December 31, 2013. During the three months ended December 31, 2014, the Company had $129,201 in interest expense on notes payable, including amortization of the discount on debt. Additionally, there was $202,563 on loss due to the conversion of debt and a net $37,667 loss associated with the derivative liability. For the three months ended December 31, 2013, the Company had $101,709 in interest expense on notes payable, including amortization of the discount on debt and accrual of the Original Issue Discount and there was $310,836 on loss due to the conversion of debt

Net loss applicable to common shareholders

The net income applicable to common shareholders for the three months ended December 31, 2014 was $595,164 in comparison with a net loss of $726,691 applicable to common shareholders for the three months ended December 31, 2013. The net loss per share was $0.00 per share for the three months ended December 31, 2014 and $0.28 per share for the three months ended December 31, 2013. Included in the net loss applicable to common shareholders for the three months ended December 31, 2013 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.

Six months ended December 31, 2014 compared with the six months ended December 31, 2013

Revenues

The Company had $58,581 in revenues during the six months ended December 31, 2014 compared with $108,000 in revenues during the three months ended December 31, 2013. Revenues for the six months ended December 31, 2014 were comprised of medical diagnostic revenue of $54,000 and sales of tea products of $4,581. Revenues for December 31, 2013 were solely from medical diagnostic services. The $54,000 decrease in medical diagnostic revenue resulted from the reduction in and ultimate loss of the one remaining service contract in October 2014. The increase in tea sales of $4,581 were due solely to the purchase of our Village Tea subsidiary

Gross profit

The gross profit for the three months ended December 31, 2014 was $52,802 or 90% of revenues compared to a gross profit of $108,000 or 100% of revenues for the three months ended December 31, 2013. $54,000 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under AccelPath’s business model there are minimal, if any, costs of revenues. The remaining decrease of $1,198 in gross profit was due to insufficient revenues at our Village Tea subsidiary to cover marginal cost.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended December 31, 2014 were $443,363 compared to $691,033 for the six months ended December 31, 2013, a decrease of $269,161. The decrease was predominately due to the lack of stock-based compensation during the current quarter, partially offset by operating costs at Village Tea. All previously incurred stock-based compensation expense was amortized during the fiscal year ended June 30, 2014.

During the three months ended December 31, 2014 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the three months ended December 31, 2013, the Company recognized stock-based compensation expense of $267,406.

Operating loss

The operating loss for the three months ended December 31, 2014 was $390,561 compared with $604,524 for the six months ended December 31, 2013. The $213,963 improvement in operating loss was primarily due to the lack of stock-based compensation in the current period partially offset by reduced medical diagnostic contract revenues.

Other income (expense)

Other income (expense) was $(750,289) for the six months ended December 31, 2014 compared to $(472,267) for the three months ended December 31, 2013. During the three months ended December 31, 2014, the Company had $292,464 in interest expense on notes payable, including amortization of the discount on debt. Additionally, there was $367,575 on loss due to the conversion of debt and a net $90,249 loss associated with the derivative liability. For the three months ended December 31, 2013, the Company had $167,932 in interest expense on notes payable, including amortization of the discount on debt and accrual of the Original Issue Discount and there was $310,836 on loss due to the conversion of debt. This was partially offset by technology licensing income of $6,501.

Net loss applicable to common shareholders

The net income applicable to common shareholders for the three months ended December 31, 2014 was $1,140,850 in comparison with a net loss of $1,076,791 applicable to common shareholders for the six months ended December 31, 2013. The net loss per share was $0.01 per share for the three months ended December 31, 2014 and $0.52 per share for the three months ended December 31, 2013. Included in the net loss applicable to common shareholders for the three months ended December 31, 2013 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On December 31, 2014, the Company had a working capital deficit of $3,914,143 compared to a working capital deficit of $2,726,028 at June 30, 2014. The $305,189 decrease in working capital is due primarily to the operating loss incurred by the Company during the three months ended December 31, 2014. AccelPath exited the development stage in October 2010. Our primary source of operating cash flows to date has been from financing activities. During the six months ended December 31, 2014, we received $112,500 from the issuance of notes payable.

Sources of Liquidity

During the three months ended December 31, 2014 and the year ended June 30, 2014, we satisfied our operating cash requirements primarily from the issuance of notes payable and the collection of revenues from our medical diagnostics subsidiary.

COMMITMENTS AND CONTINGENCIES

Facilities

The Company currently leases office space at 137 National Plaza, Suite #300, National Harbor, MD 20745. Rent is $275 per month. Our telephone number is 240-273-3295.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of December 31, 2014, the Company had warrants outstanding for the purchase of 10,500 shares of common stock. The Company does not expect any material cash proceeds from exercise of these warrants. As of December 31, 2013, the Company had stock options outstanding for the purchase of 186,720 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party. Pursuant to the Equity Purchase Agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective. Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our critical accounting policies and use of estimates are discussed in, and should be read in conjunction with, the annual consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the SEC.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of December 31, 2014. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of December 31, 2014, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision of our CEO and PFO, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, we determined that control deficiencies existed that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2014 and June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None except those previously mentioned in this report under Footnotes 4, 6 and 7 of the Financial Statements

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

License Agreement

In December 2014, current management of the Company was made aware of a license agreement (the “Agreement”) entered into as of August 19, 2011 among the Company (through previous management), (then known as Technest Holdings, Inc.), Genex Technologies, Inc., a wholly owned subsidiary of the Company (“Genex”) and 3D-ID, LLC, a Florida limited liability company (“3D-ID”).  Under the terms of the Agreement, the Company and Genex provided 3D-ID a perpetual sub-licensable, exclusive, worldwide license to make, have made, use, sell, offer for sale and import products and to practice any method under all trademarks, trade secrets, know-how, proprietary information and other intellectual property of the Company and Genex currently developed by the Company and/or Genex, including, without limitation, in each instance, all specifications, engineering drawings, schematics, bills of materials, software source and object code and algorithms, wiring diagrams, test procedures, assembly drawings, artwork, and other documents or files related to the Technology (the “Intellectual Property”) and other technology owned by the Company and/or Genex (the “Technology”).  In consideration of the license, 3D-ID is to pay the Company a royalty equal to five percent (5%) of any revenues received by 3D-ID from any products sold or licensed to third parties that used the Intellectual Property in the manufacture, use, offer for sale, sale or importation of which requires and/or involves the Intellectual Property or the Technology and the provision of services by 3D-ID involving the Intellectual Property and/or the Technology.  The Company has received no royalties from 3D-ID under the Agreement.

Under the terms of the Agreement, 3D-ID is to make quarterly written reports to the Company within thirty (30) days after the end of each calendar quarter, detailing the basis for the royalty payments as a result of the sales during the previous quarter.  The Company has received no reports from 3D-ID as required under the Agreement.  Further, 3D-ID was to make royalty payments of at least $15,000 during the first two years of the Agreement and at least $20,000.  Under the terms of the Agreement, if 3D-ID does not make these minimum royalty payments, the license shall become non-exclusive.  The Company has received no minimum royalty payments from 3D-ID as required under the Agreement.

The Company is continuing to investigate this matter to determine whether any additional obligations are owed to it by 3D-ID.  The Company believes 3D-ID is in default under the Agreement.

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description	Filed with this Quarterly Report	Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELPATH, INC.

Date: February 23, 2015

By:

/s/ Gilbert Steedley

Gilbert Steedley

Chief Executive Officer and President