Form 10-Q/A
period 2014-12-31
AccelPath, Inc.
filed 2015-02-25
CIK 1077800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of AccelPath, Inc. (the “Company”) on Form 10-Q for the period ended December 31, 2014, filed with the Securities and Exchange Commission on February 23, 2015 (the “Form 10-Q”), is for the following reasons:

a.)

To furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).;

b.)

To correctly state the number of shares outstanding of the Series J Convertible preferred stock at December 31, 2014 on the Consolidated Balance sheets;

c.)

To amend Footnote 1in the Notes to Interim Financial Statements to reference Item 5., Other Information;

d.)

To add Footnote 8 in the Notes to Interim Financial Statements in regards to the Village Tea Company Distribution Inc. acquisition which had about inadvertently omitted.

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

AccelPath, Inc. (Formerly Technest Holdings, inc.)

Consolidated Balance Sheets

	December 31	June 30
	2014	2014
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,223	$26,640
Accounts Receivable	4,384	−
Inventory	142,549	−
Deferred Financing costs	1,442	1,470
Other Current Assets	34,352	−
Total current assets	186,950	28,110
Non-Current assets
Property and equipment - net	50,038	59,598
Other Capitalized costs	49,130	−
Investment in Unconsolidated Subsidiary	−	1,039,074
Goodwill	2,145,489	−
Total non-current assets	2,244,657	1,098,672
Total assets	$2,431,608	$1,126,782

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payable	$1,261,579	$1,261,579
Accrued expenses	601,384	406,593
Accrued compensation	351,555	371,555
Derivative Liability	452,211	66,962
Amounts due to Management of Consolidated Subsidiary	334,898	−
Current portion of notes payable- net of discounts of $158,325 and $126,722 at December 31, 2014 and June 30, 2014 , respectively	738,966	647,448
Non-convertible debt- current	360,500	−
Total current liabilities	4,101,093	2,754,138

Other Long Term Obligations	8,500	−
Total Non-current Liabilities	8,500	−
Total Liabilities	4,109,593	2,754,138

Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- issued and outstanding at December 31, 2014 and June 30, 2014, respectively	−	−
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at December 31, 2014 and June 30, 2014	90,000	90,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at December 31, 2014 and June 30, 2014	−	−
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at December 31, 2014 and June 30, 2014	−	−
Preferred stock- Series I Convertible; stated value $1,000 per share; -0- and 3,500 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively. Par value $.001	−	4
Preferred stock- Series J 10% Convertible; stated value $1,000 per share; 1,525 and -0- shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively.	1,525,000	−
Common stock, $0.001 par value, 9,950,000,000 shares authorized; 685,019,378 and 16,485,064 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	685,019	16,485
Additional paid-in capital	8,413,838	8,447,315
Accumulated Deficit	(11,728,769)	(9,979,082)
Total stockholders' (deficit) of AccelPath, Inc.	(1,014,912)	(1,425,279)
Non-Controlling interest	(663,073)	(202,077)
Total stockholders' (deficit)	(1,677,985)	(1,627,356)

Total liabilities and stockholders' (deficit)	$2,431,608	$1,126,782

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

(Unaudited)

1. OVERVIEW, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

AccelPath, Inc. (formerly - Technest Holdings, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

AccelPath, LLC (“AccelPath”) and Genex Technologies, Inc. (“Genex”),currently defunct. (See Item 5., Other Information, about a license agreement pertinent to Genex)

Majority Owned Subsidiaries:

Village Tea Distribution Company, LLC – 70% owned

Minority-owned subsidiaries:

49% owned subsidiary Technest, Inc. (“Technest”) (see Basis of Presentation below). See discussion below.

The Company currently engages in the business of enabling pathology diagnostics through its AccelPath subsidiary. The Company’s Technest subsidiary was in the business of the design, research and development, integration, sales and support of three-dimensional imaging devices and systems but is no longer active.

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

All notes will mature prior to December 31, 2015

During the current fiscal year, the Company has issued $180,000 of notes for consulting purposes and $115,000 in notes for cash.

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

6. PREFERRED STOCK

Series E

As of December 31, 2014, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding. During the quarter ended December 31, 2013, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282. The Company accrued cash dividends payable of $-0- and $1,139 for the three months ended December 31, 2014 and 2013, respectively. At December 31, 2014, there are no accrued dividends payable included in accrued expenses and other current liabilities.

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

8. VILLAGE TEA ACQUISITION

The Company recorded goodwill as a result of its business acquisition of Village Tea Distribution Company, Inc. (“Village Acquisition”). Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible assets acquired. In the Village Acquisition, the objective was to expand the Company’s product offerings and customer base by entering into a new line of business.  The Company determined the value of the goodwill by discounted projecting cash flow analysis. Based upon that analysis, the Company determined that the value of the Goodwill was $2,145,489 as follows:

Assets acquired:
Inventory	$138,789
Other Capitalized costs	49,130
Total	$187,919
Liabilities acquired:
Accrued Expenses	$92,858
Amounts due to Management	334,898
Non-convertible debt	360,500
Other long-term obligations	8,500
Total	$796,756
Stockholders’ (deficit)	$(608,837)

Value of Enterprise based on Analysis	$1,536,652
Other long-term obligations	(608,837)
Goodwill	$2,145,489

The Company tests goodwill for impairment on a quarterly basis.  At December 31, 2014, the company determined that there was no impairment.

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

11. COMMITMENTS AND CONTINGENCIES

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

12. EMPLOYEE BENEFIT PLAN

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

13. OPERATING SEGMENTS

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

14. SUBSEQUENT EVENTS

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

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description	Filed with this Quarterly Report	Form	Filing Date	Exhibit No.
4.1	AccelPath Inc. Common Stock Warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among AccelPath, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between Technest Holdings, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and AccelPath, Inc.		10-Q	February 23, 2015	10.5
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELPATH, INC.

Date: February 25, 2015

By:

/s/ Gilbert Steedley

Gilbert Steedley

Chief Executive Officer and President