Form 10-Q
period 2015-03-31
ACCEL BRANDS, INC.
filed 2015-05-20
CIK 1077800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-27023

ACCEL BRANDS, INC.
(Formerly - ACCELPATH, INC.)
(Exact name of registrant as specified in its charter)

Delaware	45-5151193
(State or other jurisdiction of incorporation or organization )	(IRS Employer Identification No.)

137 National Plaza, Suite 300 National Harbor, MD 20745
(Address of principal executive offices and zip code)

240-273-3295
(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No        .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  X   No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X    .

As of May 20, 2015, there were 794,186,045 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

FORM 10-Q

TABLE OF CONTENTS

March 31, 2015

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

Accel Brands, Inc. (Formerly AccelPath, Inc.)

Balance Sheets

	March 31	June 30
	2015	2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,109	$26,640
Accounts Receivable	29,617	-
Inventory	190,325	-
Note Receivable	35,000	-
Deferred Financing costs	206	1,470
Other Current Assets	34,352	-
Total current assets	293,610	28,110
Non-Current assets
Property and equipment - net	45,258	59,598
Other Capitalized costs	49,130	-
Investment in Unconsolidated Subsidiary	-	1,039,074
Goodwill	4,279,861	-
Total non-current assets	4,384,429	1,098,672
Total assets	$4,667,859	$1,126,782
Liabilities and Stockholders' (Deficit)

Current Liabilities	-	-
Accounts payable	$1,261,579	$1,261,579
Accrued expenses	1,635,491	406,593
Accrued compensation	351,555	371,555
Accrued Dividends	77,110	-
Liability for restricted common shares to be issued	55,000	-
Derivative Liability	901,387	66,962
Amounts due to Management of Consolidated Subsidiary	334,898	-
Current portion of notes payable- net of discounts of $178,460 and $126,722 at March 31 , 2015 and June 30, 2014 , respectively	868,831	647,448
Non-convertible debt- current	481,684	-
Total current liabilities	5,967,534	2,754,138

Long-term portion of non-convertible debt	-	-
Other Long Term Obligations	8,500	-
Total Non-current Liabilities	8,500	-
Total Liabilities	5,976,034	2,754,138
Stockholders' (Deficit)
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- issued and outstanding at March 31 2015 and June 30, 2014, respectively	-	-
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at March 31, 2015 and June 30, 2014, Liquidation preference, $90,000	-	-
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Preferred stock- Series I Convertible; stated value $1,000 per share; -0- and 3,500 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized	-	4

Preferred stock- Series J 10% Convertible; stated value $1,000 per share; 1,525 and -0- shares issued and outstanding at March 31, 2015 and June 30, 2014. Par value $.001, 3,500 shares authorized. Liquidation preference of $1,525,000 at March 31, 2015	2	-
Preferred stock- Series K 10% Convertible; stated value $1,000 per share; 750 and -0- issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized. Liquidation preference of $750,000 at March 31, 2015	1	-
Common stock, $0.001 par value, 9,950,000,000 shares authorized; 685,019,378 and 16,485,064 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	685,019	16,485
Additional paid-in capital	11,580,282	8,537,314
Accumulated Deficit	(13,270,130)	(9,979,082)
Total stockholders' (deficit) of AccelPath, Inc.	(1,004,826)	(1,425,279)
Non-Controlling interest	(303,348)	(202,077)
Total stockholders' (deficit)	$(1,308,174)	$(1,627,356)

Total liabilities and stockholders' (deficit)	4,667,859	1,126,782

Accel Brands, Inc. (Formerly AccelPath, Inc.)

Consolidated Statements of Operations

For the Three Months Ended March 31, 2015

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$-	$54,000

Cost of Revenues	-	-

Gross Profits	-	54,000
Operating Expenses
Selling General and Administrative Expenses	267,254	(155,498)
Total Operating Expenses	267,254	(155,498)

Operating Income (Loss)	(267,254)	209,498

Other Income (Expense)
Interest expense	(152,473)	(137,181)
Loss on Conversion of Debt	-	-
Derivative Liability Expense	(145,018)	-
Adjustment to Fair Value of Derivative Liability	(155,395)	-
Technology licensing Income	-	3,024

Total Other Income (Expense) - net	(452,885)	(134,157)

Net Income (Loss)	(720,140)	75,341

Net income (Loss) attributable to non-controlling interest	101,271	-

Net Income (Loss) Accelpath, Inc.	(618,868)	75,341

Deemed and cash dividends to Preferred Stockholders	(77,110)	(1,139)

Net loss applicable to Common shareholders	$(695,978)	$74,202

Net loss per common share - basic and diluted	$(0.00)	$0.02

Weighted average number of common shares outstanding
during the period/year - basic and diluted	685,019,378	3,970,198

Accel Brands, Inc. (Formerly AccelPath, Inc.)

Consolidated Statements of Operations

For the Nine Months Ended march 31, 2015

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Revenues	$58,581	$162,000

Cost of Revenues	5,779	-

Gross Profits	52,802	162,000
Operating Expenses
Selling General and Administrative Expenses	710,617	557,025
Total Operating Expenses	710,617	557,025

Operating Income (Loss)	(657,815)	(395,025)

Other Income (Expense)
Interest expense	(444,937)	(305,113)
Loss on Conversion of Debt	(367,575)	(310,836)
Derivative Liability Expense	(369,539)	-
Adjustment to Fair Value of Derivative Liability	(21,123)	-
Technology licensing Income	-	9,525

Total Other (Expense) - net	(1,203,174)	(606,424)

Net Income (Loss)	(1,860,990)	(1,001,449)

Net income (Loss) attributable to non-controlling interest	101,271	-

Net Income (Loss) Accelpath, Inc.	(1,759,718)	(1,001,449)

Deemed and cash dividends to Preferred Stockholders	(77,110)	(1,139)

Net loss applicable to Common shareholders	$(1,836,828)	$(1,002,588)

Net loss per common share - basic and diluted	$(0.01)	$(0.37)

Weighted average number of common shares outstanding
during the period/year - basic and diluted	330,095,798	2,694,285

Accel Brands, Inc. (Formerly AccelPath, Inc.)

Consolidated Statements of Stockholders Deficit

For the Period of June 30, 2014 through March 31, 2015

(Unaudited)

	Preferred stock							Common Stock
	Series E	Series F	Series G	Series H	Series I	Series J	Series K	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest in Subsidiary	Total Stockholders’ Equity (Deficit)
Balance, June 30, 2014	$ -	$ 0	$ -	$ -	$ 4	$ -	$ -	16,485,064	$ 16,485	$ 8,537,314	$ (9,979,082)	$ (202,077)	$ (1,627,356)

Shares issued for conversion of debt	-	-	-	-	-	-	-	608,833,551	608,834	(50,547)	-	-	558,287

Shares issued for 3a10 program	-	-	-	-	-	-	-	59,697,000	59,697	(25,345)	-	-	34,352

Fractional shares issued for reverse split	-	-	-	-	-	-	-	3,763	4	-	-	-	4

Write-down of Investment in Unconsolidated subsidiary	-	-	-	-	(4)	-	-	-	-	(1,039,071)	-	-	(1,039,074)

Issuance of Series J Preferred Stock	-	-	-	-	-	2	-	-	-	2,145,488	-	-	2,145,489

Accumulated net loss in Village Tea upon acquisition	-	-	-	-	-	-	-	-	-	-	(608,837)	-	(608,837)

Issuance of Series K Preferred Stock	-	-	-	-	-	-	1	-	-	2,089,551	-	-	2,089,552

Accumulated net loss in STI upon acquisition	-	-	-	-	-	-	-	-	-	-	(922,493)	-	(922,493)

Minority Gain (loss) in results of operations from consolidated subsidiaries	-	-	-	-	-	-	-	-	-	-	-	(101,271)	(101,271)

Dividends Accrued on Series J and Series K Preferred stock	-	-	-	-	-	-	-	-	-	(77,110)	-	-	(77,110)
	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,759,718)	-	(1,759,718)

Balance, March 31, 2015	$ -	$ 0	$ -	$ -	$ -	$ 2	$ 1	685,019,378	$ 685,019	$ 11,580,282	$13,270,130)	$ (303,348)	$ (1,308,175)

Accel Brands, Inc. (Formerly AccelPath, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) Accel Brands, Inc.	$(1,759,718)	$(1,001,449)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Loss from Conversion of debt	367,575	310,836
Stock based compensation	-	401,102
Depreciation and amortization of property and equipment	14,340	14,340
Amortization of Deferred Financing Costs	3,764	-
Amortization of note payable discount	393,262	259,343
Derivative Liability Expense	369,539	-
Adjustment to Fair Value of Derivative Liability	21,123	-
Amortization of Original Issue Discount	247	6,444
Accrued interest and legal fees issued for notes	18,587	3,426
Previously Accrued dividends converted to notes payable	-	13,143
Reduction in liabilities for issuance of common stock	-	12,091
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(29,617)	-
Decrease (increase) in Inventory	(190,325)	-
Decrease (increase) in Notes Receivable	(35,000)	-
Increase (decrease) in Accrued Expenses and other liabilities	1,228,898	(387,692)
Increase (decrease) in Accrued Compensation	(20,000)	-
Cash expenditures for working capital items at consolidated subsidiaries	18,133	-
Net cash provided by (used in) operating activities	400,807	(368,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net working capital acquired in STI Signature Spirits Acquisition	(911,769)	-
Net working capital acquired in Village tea Acquisition	45,931	-
Net cash used in investing activities	(865,838)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, net of deferred financing costs	442,500	369,000
Net cash provided by financing activities	442,500	369,000
Net (Decrease) in Cash	(22,531)	584
Cash - Beginning of Period/Year	26,640	1,201
Cash - End of Period/Year	$4,109	$1,785

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period/year for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock warrants issued with convertible notes payable	$-	$-
Fair value of beneficial conversion feature on notes payable	$-	$369,000
Debt discount recorded on convertible debt accounted for as a derivative liability	$445,000	$-
Notes payable, accrued interest and other fees converted to common stock	$221,786	$-
Preferred Stock- Series E converted to Notes payable, including accrued dividends of $-0- and $14,282, respectively for September 30, 2014 and September 30, 2013	$-	$114,282
Cash dividend accrued on Preferred Stock-Series E	$-	$1,138
Change in Fair Value of Investment in Unconsolidated subsidiary	$($1,039,074)	$-
Common stock issued for 3a10 program	$34,352	$-
Liquidation preference upon Issuance of Series J Convertible Preferred stock	$1,525,000	$-
Liquidation preference upon Issuance of Series K Convertible Preferred stock	$750,000	$-
Liability for restricted common shares to be issued	$55,000	$-
Accrued Dividends issued on Series J Preferred stock	$66,014	$-
Accrued Dividends issued on Series K Preferred stock	$11,096	$-

ACCEL BRANDS, INC. (Formerly - ACCELPATH, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2013

(Unaudited)

1. OVERVIEW, CHANGE IN BUSINESS MODEL, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Overview

Accel Brands, Inc. (formerly - AccelPath, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

Accelpath  LLC (“Accelpath”)

Genex (See Item 5- Other Information for more detail)

Majority Owned Subsidiaries:

Village Tea Distributors Company, Inc. (“Village Tea”)  – 70% owned

STI Signature Spirits Group, LLC (“STI”) . -52% owned

Material Definitive Agreements

Village Tea

On October 16, 2014, Accel Brands entered into an Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Village Tea, is a provider of environmentally-friendly exotic teas sourced directly from growers throughout Asia and Africa. Combining exquisite taste with extraordinary health benefits, the Company plans to create a niche presence in the tea market and provide its products through leading health food retail chains, major retailers, specialty shops and its own outlets. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of Accel Brands. Accel Brands issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, Series J. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accel Brands at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accel Brands agreed to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement.

The foregoing information is a summary of the Agreement involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of the Agreement, which is attached an exhibit. Please see our Form 8-K filed October 16. 2014 and related exhibits incorporated by reference in this report for more detail.

STI

On February 5, 2015, The Company entered into a Securities Purchase Agreement (the “Agreement”) with STI, and the members of STI (collectively referred to as the Sellers).   Under the terms of the Agreement, the Sellers will sell 52.78 membership interests in STI, representing 52% of the outstanding membership units of STI (the “Majority Interest”), to the Company.  In exchange for the Majority Interest, the Company shall issue shares of a newly created Series K preferred stock (the “Preferred Stock”) with a stated value of $750,000 and $55,000 of restricted common stock of the Company and will assume $485,516.53 worth of STI’s debt.  Further, the Sellers shall be entitled to additional shares of Preferred Stock with a stated value of $2,250,000 pursuant to a three year earn out based on the number of units sold and booked by STI for each calendar year beginning the 2015.

The foregoing information is a summary of the Agreement involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of the Agreement, which is attached an exhibit. Please see our Form 8-K filed February 10. 2015 and related exhibits incorporated by reference in this report for more detail.

Change in Business Model and Nature of Operations

Through the material definitive agreements cited above, the Company has changed its focus from a provider of pathological diagnostic services to a provider of high quality teas and spirits.  For segment reporting purposes, these are considered to be one segment, Beverages.  Our Beverage segment consists of Village Tea and STI.

Village Tea, headquartered in National Harbor, MD is the owner of the Village Tea Company brand of premium loose leaf teas and tea accessories. We were incorporated in the State of Texas on January 11, 2011.

Village Tea, sources high-quality, unique teas that are blended to create distinct flavor combinations which are packaged in a variety of creative and earth-friendly ways for wholesale and retail sales. The brand is currently available in several major retailers in North America including Vitamin Shoppe®, Whole Foods® Markets, Winners®, HomeSense® Akins/Chamberlin® Natural Foods Markets and many other independent specialty and grocery store retailers.  Village Tea products are also available through ecommerce retailers such as Amazon, the company's own website, www.villageteaco.com and others.

STI headquartered in New York City is the owner of two brands of Tequila , Copa Imperial and Tiny’s Tequila. Both brands are very high quality and appeal to targeted niche segments. We are a State of New York limited liability company and began operations in January 2013.

Copa Imperial

Copa Imperial (“Copa”) is a premium tequila brand made in Mexico.  There are four products (the “Copa Tequilas”) : a) Tequila Blanco (“White Tequila”) , b) Tequila Reposado (“Tranquil Tequila), c) Tequila Anejo (“Old Tequila”) and d) Tequila Extra Anejo (“Very Old Tequila.”) Each product has its specific visual appearance, aromatic scent and taste that distinguishes itself from the others as well as competitive tequilas. The Copa Tequilas get their high quality through the use of 100% organic blue agave. In fact, the Copa Tequilas are the world’s first certified organic and kosher Tequila and get their distinctive taste through their mixture of ingredients and the aging process.

The target market for the Copa Tequilas is professional men between 25 and 40 who drink occasionally but who enjoy a high quality experience when they drink.  They will be sold through high-end hotels and quality drinking establishments.

Tiny’s Tequila

Tiny’s Tequila is hosted by Grammy Award winning singer/songwriter Tameka “Tiny” Harris.  Tiny was looking to develop a line of premium infused sipping tequila that has great taste and minimal burn.  Currently, there are two products, Orange Blossom and Lime Light that are great tasting but also give a subtle finish.  All natural ingredients combined with a new age refinement give a wonderful taste.  This product line is geared mostly towards the young professional female. The Company provides the bottles for this work and receives a share of the proceeds when it is sold to the distributor.

See our website at www.tinystequila.com for more information.

Accelpath LLC, our pathology diagnostic service ceased to be active during the quarter ended December 31, 2014.

Basis of Presentation

The accompanying consolidated financial statements include the operations of the Company, its wholly-owned subsidiary Accelpath, LLC its 70% owned consolidated subsidiary, Village Tea and its 52% owned subsidiary, STI.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

There have been no recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s consolidated financial statements.

2. GOING CONCERN UNCERTAINTY AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company had a net loss applicable to common shareholders of $1,836,828 for the nine months ended March 31, 2015 and a net loss applicable to common shareholders of $2,510,089 for the year ended June 30, 2014. Further, the Company had a working capital deficit of $5,673,925 and a stockholders’ deficit of $1,308,175 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. OTHER CURRENT ASSETS AND ACCOUNTS PAYABLE

On October 7, 2013, the Circuit Court in the Second Judicial District for Leon County, Florida entered an order approving the stipulation of the parties (the "Stipulation") in the matter of ASC Recap LLC ("ASC") v. Accel Brands, Inc. (the "Company"). Under the terms of the Stipulation, the Company agreed to issue to ASC, as settlement of certain liabilities owed by the Company in the aggregate amount of $1,537,455 (the "Claim Amount"), shares of common stock (the "Settlement Shares") as well as a promissory note in the principal amount of the $75,000.00 maturing six months from the date of issuance, as a fee to ASC ('Fee Note"). ASC had purchased the liabilities from the Company's creditors (both affiliated and non-affiliated) with a face amount of $1,537,455. The total amount of liabilities, as reported by the Company in this Form 10-Q for the quarter ended March 31, 2015, was $3,961,093, inclusive of the $1,612,455 representing the Claim Amount and the Fee Note.

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

In connection with the issuance of the Settlement Shares, the Company may rely on the exemption from registration provided by Section 3(a)(10) under the Securities Act. To date, the Company has issued 59,697,000 Settlement Shares to ASC. All of these shares were issued after the balance sheet date. As such, the full Claim Amount remains outstanding and payable to ASC at March 31, 2015. Based upon the reported closing trading price of the Company's common stock on May 19, 2015 of $.0001 per share, if all $2,145,000 worth of liabilities were satisfied pursuant to the Stipulation through the issuance of common stock, the Company would issue an aggregate of 2,145,000,000 shares, excluding the 59,697,000 shares already issued.

As of the date of this filing, no proceeds from the sale of these shares have been used to repay creditors. At March 31, 2015, the value of the shares upon issuance is recorded as an Other Current Asset of $34,352.

4. CONVERTIBLE NOTES PAYABLE

Notes payable – related parties and a third parties consist of the following:

	March 31,	June 30,
	2015	2014

Note payable – former Managing Member	$27,750	$27,750
Note payable – related corporation	4,300	4,300
Notes payable – stockholders	13,000	13,000
Convertible notes payable	977,241	729,120
Total	1,022,291	774,170
Convertible notes payable, discount	(178,460)	(126,722)
Total, net of discount	868,831	647,448
Less current portion	868,831	647,448
Long-term debt	$ −	$ −

All notes will mature prior to March 31, 2016

During the current fiscal year, the Company has issued $270,000 of notes for consulting purposes and $172,500 in notes for cash.

The consulting notes are comprised of nine $30,000 notes which mature between January 1, 2015 and January 1, 2016. They carry no interest and convert into common stock at a 50% discount to the low closing bid price over the prior thirty days

The notes for cash are comprised of six notes which convert into common stock at anywhere between a 42% and 50% discount to the prevailing market price. All notes mature before December 31, 2015.

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

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $444,937 and $305,113 for the nine months ended March 31, 2015 and 2014, respectively.

Interest expense on notes payable, including amortization of the discount on the convertible notes and the accrual of the Original Issue Discount, was $152,473 and $137,181 for the three months ended March 31, 2015 and 2014, respectively.

5. NON-CONVERTIBLE DEBT

The Company issued the following Note Payables.  All Notes of these Notes were issued at their majority-owned and consolidated Village Tea and STI subsidiaries

2013

Ten separate notes form an investor were received in 2013 as follows:

Date Issued	Maturity Date	Interest rate	Amount
February 23, 2013	June 30, 2014	10%	$100,000
February 27,2013	June 30, 2014	8%	$1,500
March 14, 2013	June 30, 2014	8%	$6,500
April 23,2013	June 30, 2014	8%	$5,000
May 9, 2013	June 30, 2014	8%	$10,000
June 30, 2013	June 30, 2014	8%	$7,500
July 11, 2013	June 30, 2014	8%	$10,000
July 29, 2013	June 30, 2014	8%	$10,000
August 23, 2013	June 30,2014	8%	$13,000
August 29, 2013	June 30, 2014	10%	$9,000
Various*	On demand	-0-%	12,184

Total for 2013			$184,684

*- These notes are from employees and are non- interest bearing and unsecured.

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

Non-Convertible Debt Summary

2011 notes	$217,000
2012 notes	80,000
2013 notes	184,684

Total Non-Convertible Debt	$481,684

6. PREFERRED STOCK

Series E

As of March 31, 2015, the Company has -0- outstanding shares of its Series E 5% Convertible Preferred Stock outstanding. During the quarter ended March 31, 2014, the Company exchanged its remaining 100 shares of Series E Preferred Stock plus $14,282 of accrued dividends into a new Secured Note of $114,282 (See Footnote Three above) The Company accrued cash dividends payable of $-0- and $1,139 for the three months ended March 31, 2015 and 2013, respectively. At March 31, 2015, there are no accrued dividends payable included in accrued expenses and other current liabilities.

Series F

On September 7, 2012, the Company authorized 100 shares of Series F Convertible Preferred Stock, with a stated value of $1,000. The Series F Preferred is convertible into common stock at any time at the option of the holder. The number of shares of common stock into which one share of Series F Preferred is convertible is determined by (i) dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”), and (ii) multiplying by ten; provided that if the closing bid price on such trading day is less than $0.02 per share ($5.00 post-split), then the Conversion Price shall be $0.02 ($5.00 post-split). Accordingly, the authorized 100 shares of Series F Preferred are currently convertible into 180,000 shares of common stock using a Conversion Price of $5.00.

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

Series G

On September 18, 2012, the Company authorized 1,250 shares of Series G Convertible Preferred Stock, with a stated value of $1,000. The Series G Preferred is convertible into common stock at any time at the option of the holder three months after the date of issuance. After five years from the date of issuance or upon a change of control, the Series G Preferred is automatically converted into shares of common stock. The number of shares of common stock into which one share of Series G Preferred is convertible is determined by dividing $1,000 (the stated value) outstanding by the closing bid price on the trading day immediately prior to the date of the conversion notice (the “Conversion Price”); provided that if the closing bid price on such trading day is less than $0.02 per share, then the Conversion Price shall be $0.02. Accordingly, the authorized 1,250 shares of Series G Preferred are convertible into 62,500,000 shares of common stock at an assumed Conversion Price of $0.02. As of March 31, 2015 and 2013, there was no Series G Convertible Preferred Stock issued and outstanding.

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

Series I

As previously disclosed, on October 24, 2013, The Company and EIP entered into an Agreement and Plan of Reorganization in which EIP was to become a wholly-owned subsidiary of The Company. On October 9, 2014 EIP gave notice to Accel Brands of its intention to terminate the Agreement. As a result, the parties shall take all action required to unwind the transaction, including the return and surrender by The Company of the common stock its holds in EIP, and the return and surrender by EIP of its 3,500 shares of Series I Preferred Stock of The Company. The Company retired all shares of Series I Preferred Stock to treasury. As of the filing date of this report, there are -0- shares issued and outstanding of the Series I Preferred.

See our 8-K filing of October 16, 2014 for more detail

Series J

On October 16, 2014, Accel Brands entered into a Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea Distributors, Inc. (“Village Tea”) holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of Accel Brands. Accel Brands issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, which is designated as Series J Preferred Stock. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accel Brands at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accel Brands agrees to assume the debt obligations of Village Tea in connection with the Agreement.

The dividend has been fully accrued since issuance.

Series K

On February 5, 2015, The Company entered into a Securities Purchase Agreement (the “Agreement”) with STI Signature Spirits Group, LLC, a New York limited liability company (“STI”), and the members of STI (collectively referred to as the Sellers).   Under the terms of the Agreement, the Sellers will sell 52.78 membership interests in STI, representing 52% of the outstanding membership units of STI (the “Majority Interest”), to the Company.  In exchange for the Majority Interest, the Company shall issue shares of a newly created Series K preferred stock (the “Preferred Stock”) with a stated value of $750,000 and $55,000 of restricted common stock of the Company and will assume $485,516.53 worth of STI’s debt.  Further, the Sellers shall be entitled to additional shares of Preferred Stock with a stated value of $2,250,000 pursuant to a three year earn out based on the number of units sold and booked by STI for each calendar year beginning the 2015.

The foregoing information is a summary of the Agreement involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of the Agreement, which is attached an exhibit. Please see our Form 8-K filed February 10. 2015 and related exhibits incorporated by reference in this report for more detail.

The dividend has been fully accrued since issuance.

7. COMMON STOCK

Our common stock is listed on the OTCBB and trades under the symbol ACLP. On September 4, 2014, there was a 1:250 reverse split.

During the nine months ended March 31, 2015, the Company issued the following shares:

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

Forfeitures. Stock-based compensation expense is recorded only for those awards that are expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. An annual forfeiture rate of 0% was applied to all unvested options as of March 31, 2015 which was management’s best estimate. This analysis will be re-evaluated semi-annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will be for only those shares that vest.

The following weighted average assumptions were used to estimate the fair value of stock options using the Black-Scholes option pricing model:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	0.62% - 0.72%	0.90% - 0.96%
Expected dividend yield	−	−
Expected term	3.25 - 5.5 years	5.5 years
Forfeiture rate	0%	0%
Expected volatility	244.90% - 262.52%	122.33% - 124.91%

A summary of option activity as of March 31, 2015 and for the three months then ended is presented below. All information is presented pre-split:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2012	186,760	$15.00	8.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited or expired	−	−	−		−
Outstanding at June 30, 2013	186,760	$15.00	7.84 years	$	−
Granted	−	−	−		−
Exercised	−	−	−		−
Forfeited	−	−	−		−
Exercisable at June 30, 2014 and March 31, 2015	186,760	$15.00	6.84 years	$	−

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

On March 15, 2012, the Company agreed to issue a restricted stock award of 10,000 shares of common stock to a consultant for services to be rendered with 5,000 shares vesting on June 15, 2012 and 5,000 shares vesting on September 15, 2012. As of March 31, 2015, the shares had not been issued. Consulting expense recorded for the restricted stock award was $29,167 for the year ended June 30, 2012.

Warrants

The Company’s outstanding warrants remained in place subsequent to the reverse acquisition. No warrants were exercised during the year ended June 30, 2014 or the quarter ended March 31, 2015. On July 17, 2011, warrants to purchase 200,000 shares at $1.89 per share expired. During the year ended June 30, 2012, the Company issued 2,000,000 warrants in connection with convertible notes payable (see Note 8). The warrants have an exercise price of $2.50 per share, are immediately exercisable and expire in five years from issuance. No warrants were issued, exercised or expired in the year ended June 30, 2014. The Company has reserved 2,075,000 shares of common stock for the exercise of outstanding warrants. The following table summarizes the warrants outstanding at June 30, 2014 adjusted for the 1:250 stock split which took effect on September 4, 2014:

Exercise price	Number	Expiration Date

$2.50	2,000	02/10/2017
$2.50	4,000	02/17/2017
$2.50	1,250	04/18/2017
$2.50	800	08/15/2017
$2.50	200	08/20/2017
$2.50	1,000	09/14/2017
$2.50	1,000	10/02/2017
	10,250

The weighted average grant date fair value of the warrants granted during the three months ended March 31, 2014 was $0.0095 per share. The warrants were valued using the Black-Scholes option pricing model. The following assumptions were used for warrants issued during the three months ended March 31, 2014; risk free interest rates of 0.60% - 0.72%; expected dividend yield of 0%; expected term of 5 years and expected volatility of 244.07% - 248.52%. The weighted average remaining life of the warrants at March 31, 2015 was 3.86 years. At March 31, 2015, all warrants are exercisable and there is no aggregate intrinsic value for the warrants outstanding.

Stock Award Plan

Under the 2006 Stock Award Plan the Company may award shares of common stock to employees, officers, directors, consultants and advisors and may make grants subject to such terms and conditions as determined by the Board of Directors. As of March 31, 2014, the Company has 111,845 shares available for future grant under the Plan.

9. NET LOSS PER SHARE

Securities that could potentially dilute basic earnings (loss) per share ("EPS") as of March 31, 2015 and 2014, and that were not included in the computation of diluted EPS because to do so would have been anti-dilutive consist of the following:

	Potentially Outstanding
	Dilutive Common Shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	March 31, 2015	March 31, 2014
Preferred stock- Series E 5% Convertible; stated value $1,000 per share; -0- issued and outstanding at March 31 2015 and June 30, 2014, respectively	-	-
Preferred stock- Series F Convertible; stated value $1,000 per share; 90 shares issued and outstanding at March 31, 2015 and June 30, 2014	180,000	180,000
Preferred stock- Series G Convertible; stated value $1,000 per share; No shares issued and outstanding at March 31, 2015 and June 30, 2014	-	-
Preferred stock- Series H Convertible; stated value $1,000 per share; 51 shares issued and outstanding at March 31, 2015 and June 30, 2014	1	1
Preferred stock- Series I Convertible; stated value $1,000 per share; -0- and 3,500 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized	-	1,194,412
Preferred stock- Series J 10% Convertible; stated value $1,000 per share; 1,525 and -0- shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized. Liquidation preference of $1,525,000 at March 31, 2015	68,501,938	-
Preferred stock- Series K 10% Convertible; stated value $1,000 per share; 750 and -0- issued and outstanding at March 31, 2015 and June 30, 2014, respectively. Par value $.001, 3,500 shares authorized. Liquidation preference of $750,000 at March 31, 2015	68,501,938	-
Convertible Notes Payable*	342,646,780	1,985,099
Stock options	186,760	186,760
Restricted stock award	10,000	10,000
Warrants	10,250	10,250

	480,037,667	3,566,522

*- Maximum ownership is predicated upon 9.99% of outstanding shares at March 31, 2015 per contractual limitation of five holders. and March 31, 2014. There were five such holders at each balance sheet date.

10. COMMITMENTS AND CONTINGENCIES

Operating Lease

Currently, the Company rents space at 137 National Plaza, Suite 300, National Harbor, MD 20745on a month-to-month basis. Monthly rent approximates $275. There are no future minimum lease rental payments.

Consulting Agreements

The Company signed a consulting agreement which calls for a $30,000 monthly payment in the form of a convertible promissory note. For the three months and nine months ended March 31, 2015, the Company has incurred $90,000 and $270,000 respectively in such notes. See Note 4 for details on the Notes issued for these services.

11. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan for the benefit of certain employees. The Company had contributed to the plan under a safe harbor plan requiring a 3% contribution for all eligible participants. In addition, the Company may contribute a 3% elective match. Effective January 1, 2013, the Company amended the plan to remove the 3% safe harbor contribution. No contributions have been made in the current fiscal year. Contributions and other costs of the plan for the nine months ended March 31, 2015 were $-0-. Contributions and other costs of the plan for the nine months ended March 31, 2014 were $-0-.

12. OPERATING SEGMENTS

The Company had operated in three segments which are consistent with its internal organization. The major segments were Medical Diagnostic Services, Government Contracting and Beverages.  Government contracting has been inactive since 2012 and is now excluded as a segment.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

Data for the three and nine months ended March 31, 2015 and March 31, 2014 follow below:

	Three Months Ended March 31, 2015

	Medical Diagnostics	Beverages	Unallocated	Total

Revenues	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Total Operating Expenses	4,780	150,271	112,203	267,254

Operating Income (Loss)	(4,780)	(150,271)	(112,203)	(155,052)

Other Income (Expense)	-	(10,853)	(442,032)	(452,885)

Net Income	(4,780)	(161,125)	(554,235)	(607,937)

Total Assets	$45,258	$290,001	$4,332,600	$4,667,859

	Three Months Ended March 31, 2014

	Medical Diagnostics	Beverages	Unallocated	Total

Revenues	$54,000	$-	$-	$54,000

Cost of Goods Sold	-	-	-	-

Total Operating Expenses	66,360	-	(221,858)	(155,498)

Operating Income (Loss)	(12,360)	-	221,858	209,498

Other Income (Expense)	(3,024)	-	(131,133)	(134,157)

Net Income	(15,384)	-	90,726	75,341

Total Assets	$64,378	$-	$1,039,074	$1,103,452

	Nine Months Ended March 31, 2015

	Medical Diagnostics	Beverages	Unallocated	Total

Revenues	$54,000	$4,581	$-	$58,581

Cost of Goods Sold	-	5,779	-	5,779

Total Operating Expenses	68,633	252,379	389,604	710,617

Operating Income (Loss)	(14,633)	(253,578)	(389,604)	(657,815)

Other Income (Expense)	-	(10,853)	(1,192,321)	(1,203,174)

Net Income	(14,633)	(264,431)	(1,581,926)	(1,860,990)

Total Assets	$45,258	$290,001	$4,332,600	$4,667,859

	Nine Months Ended March 31, 2014

	Medical Diagnostics	Beverages	Unallocated	Total

Revenues	$162,000	$-	$-	$162,000

Cost of Goods Sold	-	-	-	-

Total Operating Expenses	150,277	-	406,748	557,025

Operating Income (Loss)	11,723	-	(406,748)	(395,025)

Other Income (Expense)	3,024	-	(609,448)	(606,424)

Net Income	14,747	-	(1,016,196)	(1,001,449)

Total Assets	$64,378	$-	$1,039,074	$1,103,452

13. SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following was a significant event.

Issuance of Debt

On April 1, 2015, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on October 31, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

On May 1, 2015, the Company issued a note for $30,000 for consulting services. The convertible promissory note bears no interest and matures on November 30, 2015. The third party has the option to convert all or a portion of the note plus accrued interest into common stock at a conversion price equal to 50% of the lowest closing bid price for the twenty days prior to the conversion. As of the date of this filing, there have been no conversions of this Note and the entire amount is outstanding.

Issuance of Common stock

Subsequent to the Balance Sheet date, the Company has issued 109,166,667 shares of common stock for the retirement of $5,500 of convertible debt and $300 of associated expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

FORWARD LOOKING STATEMENTS

IMPORTANT INFORMATION RELATED TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Accel Brands, Inc. (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," "scheduled" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters:

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

OVERVIEW

Overview

Accel Brands, Inc. (formerly - AccelPath, Inc.) (the “Company”) includes the following entities:

Wholly-owned subsidiaries:

Accelpath LLC (“Accelpath”)

Majority Owned Subsidiaries:

Village Tea Distributors Company, Inc. (“Village Tea”) – 70% owned

STI Signature Spirits Group, LLC (“STI”) -52% owned

Material Definitive Agreements

Village Tea

On October 16, 2014, Accel Brands entered into a Securities Purchase Agreement with the common stock and preferred stock shareholders (the “Sellers”) of Village Tea holding seventy percent (70%) of common stock and all the Series A Preferred Stock of Village Tea. Village Tea, is a provider of environmentally-friendly exotic teas sourced directly from growers throughout Asia and Africa. Combining exquisite taste with extraordinary health benefits, the Company plans to create a niche presence in the tea market and provide its products through leading health food retail chains, major retailers, specialty shops and its own outlets. Upon the closing of the transaction on October 24, 2014, Village Tea became a majority-owned subsidiary of Accel Brands. Accel Brands issued 1,525 shares of a newly designated series of convertible preferred stock to the Sellers, Series J. The Series J Preferred Stock has a stated value per share equal to $1,000, shall pay an annual dividend of 10% in cash or common stock, and shall be convertible at the holder’s option, subject to beneficial ownership limitations, into shares of the common stock of Accel Brands at a conversion price equal to eighty percent (80%) of the lowest closing bid price for the Common Stock during the thirty (30) trading days immediately preceding a Conversion Date. Accel Brands agreed to assume $538,500.00 worth of the debt obligations of Village Tea in connection with the Agreement.

The foregoing information is a summary of the Agreement involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of the Agreement, which is attached an exhibit. Please see our Form 8-K filed October 16. 2014 and related exhibits incorporated by reference in this report for more detail.

STI

On February 5, 2015, The Company entered into a Securities Purchase Agreement (the “Agreement”) with STI and the members of STI (collectively referred to as the Sellers).   Under the terms of the Agreement, the Sellers will sell 52.78 membership interests in STI, representing 52% of the outstanding membership units of STI (the “Majority Interest”), to the Company.  In exchange for the Majority Interest, the Company shall issue shares of a newly created Series K preferred stock (the “Preferred Stock”) with a stated value of $750,000 and $55,000 of restricted common stock of the Company and will assume $485,516.53 worth of STI’s debt.  Further, the Sellers shall be entitled to additional shares of Preferred Stock with a stated value of $2,250,000 pursuant to a three year earn out based on the number of units sold and booked by STI for each calendar year beginning the 2015.

The foregoing information is a summary of the Agreement involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of the Agreement, which is attached an exhibit. Please see our Form 8-K filed February 10. 2015 and related exhibits incorporated by reference in this report for more detail.

Change in Business Model and Nature of Operations

Through the material definitive agreements cited above, the Company has changed its focus from a provider of pathological diagnostic services to a provider of high quality teas and spirits.  For segment reporting purposes, these are considered to be one segment, Beverages.  Our Beverage segment consists of Village Tea and STI.

Village Tea, headquartered in National Harbor, MD is the owner of the Village Tea Company brand of premium loose leaf teas and tea accessories. We were incorporated in the State of Texas on January 11, 2011.

Village Tea, sources high-quality, unique teas that are blended to create distinct flavor combinations which are packaged in a variety of creative and earth-friendly ways for wholesale and retail sales. The brand is currently available in several major retailers in North America including Vitamin Shoppe®, Whole Foods® Markets, Winners®, HomeSense® Akins/Chamberlin® Natural Foods Markets and many other independent specialty and grocery store retailers.  Village Tea products are also available through ecommerce retailers such as Amazon, the company's own website, www.villageteaco.com and others.

STI headquartered in New York City is the owner of two brands of Tequila , Copa Imperial and Tiny’s Tequila. Both brands are very high quality and appeal to targeted niche segments. We are a State of New York limited liability company and began operations in January 2013.

Copa Imperial

Copa Imperial (“Copa”) is a premium tequila brand made in Mexico.  There are four products (the “Copa Tequilas”) : a) Tequila Blanco (“White Tequila”) , b) Tequila Reposado (“Tranquil Tequila), c) Tequila Anejo (“Old Tequila”) and d) Tequila Extra Anejo (“Very Old Tequila.”) Each product has its specific visual appearance, aromatic scent and taste that distinguishes itself from the others as well as competitive tequilas. The Copa Tequilas get their high quality through the use of 100% organic blue agave. In fact, the Copa Tequilas are the world’s first certified organic and kosher Tequila and get their distinctive taste through their mixture of ingredients and the aging process.

The target market for the Copa Tequilas is professional men between 25 and 40 who drink occasionally but who enjoy a high quality experience when they drink.  They will be sold through high-end hotels and quality drinking establishments.

Tiny’s Tequila

Tiny’s Tequila is hosted by Grammy Award winning singer/songwriter Tameka “Tiny” Harris.  Tiny was looking to develop a line of premium infused sipping tequila that has great taste and minimal burn.  Currently, there are two products, Orange Blossom and Lime Light that are great tasting but also give a subtle finish.  All natural ingredients combined with a new age refinement give a wonderful taste.  This product line is geared mostly towards the young professional female. The Company provides the bottles for this work and receives a share of the proceeds when it is sold to the distributor.

See our website at www.tinystequila.com for more information.

Accelpath LLC, our pathology diagnostic service ceased to be active during the quarter ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

Revenues

The Company had $-0- in revenues during the three months ended March 31, 2015 compared with $54,000 in revenues during the three months ended March 31, 2014. Revenues for the period ended March 31, 2014 were solely from medical diagnostic services. The decrease in medical diagnostic revenue resulted from the loss of the one remaining service contract in October 2014.

Gross profit

There was no gross profit for the three months ended March 31, 2015 compared to a gross profit of $54,000 or 100% of revenues for the three months ended March 31, 2014. The $54,000 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under Accelpath LLC’s business model there are minimal, if any, costs of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $267,254 compared to $(155,098) for the three months ended march 31, 2014, an increase of $422,752. The increase was predominately due to the reversal of overaccrued legal bills in the prior period.

During the three months ended March 31, 2015 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the three months ended March 31, 2014, the Company recognized stock-based compensation expense of $133,703.

Operating gain (loss)

The operating loss for the three months ended March 31, 2015 was ($267,254) compared to a gain of with $209,498 for the three months ended March 31, 2014. The $476,752 increase in operating loss was primarily due to the lack of revenues and higher selling, general and administrative expenses stock-based compensation in the current period partially offset by reduced medical diagnostic contract revenues.  See above for details.

Other income (expense)

Other income (expense) was $(452,885) for the three months ended March 31, 2015 compared to $(134,157) for the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company had $152,473 in interest expense on notes payable, including amortization of the discount on debt. Additionally, there was $145,018 on loss associated with the derivative liability and a $155,395 loss on the fair value mark to market of the derivative liability. For the three months ended March 31, 2014, the Company had $137,181 in interest expense on notes payable, including amortization of the discount on debt and accrual of the Original Issue Discount, which was partially offset by technology licensing income from the old Accelpath LLC business model of $3,024.

Net Income (loss) applicable to common shareholders

The net loss applicable to common shareholders for the three months ended March 31, 2015 was ($695,978)  in comparison with a net income of $74,202 applicable to common shareholders for the three months ended March 31, 2014. The net income (loss) per share was $0.00 per share for the three months ended March 31, 2015 and $0.02 per share for the three months ended March 31, 2014.

Included in the net loss applicable to common shareholders for the three months ended March 31, 2015 are accrued dividends of $66,014 and $11,096  on the Series J 10% convertible preferred stock and Series K 10% convertible preferred stock, respectively. Included in the net loss applicable to common shareholders for the three months ended March 31, 2014 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.

Nine months ended March 31, 2015 compared with the six months ended March 31, 2014

Revenues

The Company had $58,581 in revenues during the nine months ended March 31, 2015 compared with $162,000 in revenues during the three months ended March 31, 2014. Revenues for the nine months ended March 31, 2015 were comprised of medical diagnostic revenue of $54,000 and sales of beverage products of $4,581. Revenues for March 31, 2014 were solely from medical diagnostic services. The $108,000 decrease in medical diagnostic revenue resulted from the reduction in and ultimate loss of the one remaining service contract in October 2014. The increase in beverage sales of $4,581 were due solely to the purchase of our Village Tea subsidiary.

Gross profit

The gross profit for the three months ended March 31, 2015 was $52,802 or 90% of revenues compared to a gross profit of $162,000 or 100% of revenues for the three months ended March 31, 2014. $108,000 decrease in gross profit was due to the decrease in the medical diagnostic services revenue in the current period. Under Accel Brands’s business model there are minimal, if any, costs of revenues. The remaining decrease of $1,198 in gross profit was due to insufficient revenues at our Village Tea subsidiary to cover marginal cost.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended March 31, 2015 were $710,617 compared to $557,025 for the nine months ended March 31, 2014, an increase of $153,592. The increase was predominately due to the reversal of overaccrued expenses in the prior period partially offset by reduced stock-based compensation

During the three months ended March 31, 2015 and 2013, these expenses consisted primarily of compensation expenses, professional fees, consulting fees, occupancy expenses and travel expenses. During the nine months ended March 31, 2014, the Company recognized stock-based compensation expense of $401,102 and none in the nine months ended March 31, 2015.

Operating loss

The operating loss for the nine months ended March 31, 2015 was ($657,815) compared to a net loss of gain of $(395,025) for the nine months ended March 31, 2014. The $262,790 increase in operating loss was primarily due to the lack of revenues and higher selling, general and administrative expenses stock-based compensation in the current period partially offset by reduced medical diagnostic contract revenues.  See above for details.

Other income (expense)

Other income (expense) was $(1,203,174) for the nine months ended March 31, 2015 compared to $(606,424) for the nine months ended March 31, 2014. During the three months ended March 31, 2015, the Company had $444,937 in interest expense on notes payable, including amortization of the discount on debt. Additionally, there was $367,575 on loss due to the conversion of debt and a net $369,539 loss associated with the derivative liability. For the nine months ended March 31, 2014, the Company had $305,113 in interest expense on notes payable, including amortization of the discount on debt and accrual of the Original Issue Discount and there was $310,836 on loss due to the conversion of debt. This was partially offset by technology licensing income under the old business model of $9,525

Net loss applicable to common shareholders

The net income applicable to common shareholders for the nine months ended March 31, 2015 was $1,836,828 in comparison with a net loss of $1,002,588 applicable to common shareholders for the six months ended March 31, 2014. The net loss per share was $0.01 per share for the nine months ended March 31, 2015 and $0.37 per share for the nine months ended March 31, 2014.

Included in the net loss applicable to common shareholders for the three months ended March 31, 2015 are accrued dividends of $66,014 and $11,096  on the Series J 10% convertible preferred stock and Series K 10% convertible preferred stock, respectively. Included in the net loss applicable to common shareholders for the three months ended March 31, 2014 are accrued cash dividends of $1,139 on the Series E 5% convertible preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Working Capital

On March 31, 2015, the Company had a working capital deficit of $5,673,925 compared to a working capital deficit of $2,726,028 at June 30, 2014. The $2,947,897 decrease in working capital is due primarily to the operating loss incurred by the Company during the nine months ended March 31, 2015. During the nine months ended March 31, 2015, we received $442,500 from the issuance of notes payable.

Sources of Liquidity

During the nine months ended March 31, 2015 and the year ended June 30, 2014, we satisfied our operating cash requirements primarily from the issuance of notes payable and the collection of revenues from our medical diagnostics subsidiary.

COMMITMENTS AND CONTINGENCIES

Facilities

The Company currently leases office space at 137 National Plaza, Suite #300, National Harbor, MD 20745. Rent is $275 per month. Our telephone number is 240-273-3295.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders. As of March 31, 2015, the Company had warrants outstanding for the purchase of 10,500 shares of common stock. The Company does not expect any material cash proceeds from exercise of these warrants. As of March 31, 2014, the Company had stock options outstanding for the purchase of 186,720 shares of common stock. In addition, on March 7, 2011, the Company entered into an Equity Purchase Agreement with a third party. Pursuant to the Equity Purchase Agreement, a third party shall commit to purchase up to $5,000,000 of our common stock over the course of 24 months commencing on the effective date of the registration statement pursuant to the registration rights agreement. The registration statement was declared effective on February 9, 2012; a post-effective amendment was filed on June 1, 2012 and was declared effective on June 13, 2012. No post-effective amendments have been filed since June 2012 and the registration statement is no longer effective. Our ability to draw down funds under the Equity Purchase Agreement is subject to a number of conditions set forth in the Equity Purchase Agreement, as are more fully discussed in the Risk Factors Section entitled “Risks Related to Market Conditions.”

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Principal Financial Officer (“PFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2015. In designing and evaluating disclosure controls and procedures, we and our management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of December 30, 2013, based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the CEO and PFO concluded that our disclosure controls and procedures were not effective.

In light of the conclusion that our internal controls over financial reporting were ineffective as of March 31, 2015, we have applied procedures and processes as necessary to ensure the reliability of our financial reporting in regards to this quarterly report on Form 10-Q. Accordingly, management believes, based on its knowledge, that: (i) this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report; and (ii) the financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as at, and for, the periods presented in this quarterly report.

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

As a result of the material weaknesses described above, our CEO and PFO have concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2015 and June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities And Use Of Proceeds

None except those previously mentioned in this report under Footnotes 4, 6 and 7 of the Financial Statements

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

License Agreement

In December 2014, current management of the Company was made aware of a license agreement (the “Agreement”) entered into as of August 19, 2011 among the Company (through previous management), (then known as AccelPath, Inc.), Genex Technologies, Inc., a wholly owned subsidiary of the Company (“Genex”) and 3D-ID, LLC, a Florida limited liability company (“3D-ID”).  Under the terms of the Agreement, the Company and Genex provided 3D-ID a perpetual sub-licensable, exclusive, worldwide license to make, have made, use, sell, offer for sale and import products and to practice any method under all trademarks, trade secrets, know-how, proprietary information and other intellectual property of the Company and Genex currently developed by the Company and/or Genex, including, without limitation, in each instance, all specifications, engineering drawings, schematics, bills of materials, software source and object code and algorithms, wiring diagrams, test procedures, assembly drawings, artwork, and other documents or files related to the Technology (the “Intellectual Property”) and other technology owned by the Company and/or Genex (the “Technology”).  In consideration of the license, 3D-ID is to pay the Company a royalty equal to five percent (5%) of any revenues received by 3D-ID from any products sold or licensed to third parties that used the Intellectual Property in the manufacture, use, offer for sale, sale or importation of which requires and/or involves the Intellectual Property or the Technology and the provision of services by 3D-ID involving the Intellectual Property and/or the Technology.  The Company has received no royalties from 3D-ID under the Agreement.

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

Item 6. Exhibits

			Incorporated by reference
Exhibit No.	Description	Filed with this Quarterly Report	Form	Filing Date	Exhibit No.

2.01	Securities Purchase Agreement		8-K	October 24, 2014	2.01
2.02	Certificate of Designation for Series J Preferred Stock		8-K	October 24, 2014	2.02
2.03	Securities Purchase Agreement		8-K	February 10, 2015	2.01
2.04	Certificate of Designation for Series K Preferred Stock		8-K	February 10, 2015	2.02
4.1	AccelPath, Inc. Common stock warrant issued to Mr. Albert Friesen dated October 2, 2012		8-K	October 4, 2012	4.1
10.1	Loan Agreement dated as of October 1, 2012, by and among Accel Brands, Inc. and Mr. Khal Aljerian		8-K	October 4, 2012	10.1
10.2	Promissory Note dated as of October 1, 2012 payable to Mr. Khal Aljerian		8-K	October 4, 2012	10.2
10.3	Amendment dated October 2, 2012 to Loan Agreement dated February 10, 2012 between AccelPath, Inc. and Albert Friesen		8-K	October 4, 2012	10.3
10.4	First Allonge to Promissory Note dated February 10, 2012 payable to Mr. Friesen		8-K	October 4, 2012	10.4
10.5	First Amendment to Lease Agreement dated November 16, 2012 between PS Business Parks, LP, Technest, Inc. and Accel Brands, Inc.	X
31.1	Certification by CEO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
31.2	Certification by PFO of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).	X
32.1	Certification by CEO and PFO of Periodic Report Pursuant to 18 U.S.C. Section 1350.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCEL BRANDS, INC.

Date: May 20, 2015

By:/s/ Gilbert Steedley

Gilbert Steedley

Chief Executive Officer (Principal Executive Officer)